Form 10KSB
period 2005-12-31
Probe Manufacturing Inc
filed 2006-04-17
CIK 1329606

____________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF

     1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2005.

[ ]  TRANSITION  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

     OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  ______  TO  ________

COMMISSION FILE NO. 333-125678

PROBE MANUFACTURING, INC.

(Exact name of issuer as specified in its charter)

NEVADA                                              20-2675800

(State or other jurisdiction                                (I.R.S. Employer

of incorporation or organization)                            Identification No.)

3050 Pullman Street, Costa Mesa, CA        92626

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (714) 424-2960

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR  VALUE  $0.001  PER  SHARE.

(Title of class)

[ ]  Check  whether  the  issuer  is not required to file reports pursuant to

     Section 13 or 15(d) of the Exchange Act.

Check  whether  the issuer (1) filed all reports required to be filed by Section

13  or  15(d) of the Exchange Act during the past twelve months (or such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.

[X] Yes [ ] No

[ ]  Check  if  there  is  no  disclosure  of  delinquent  filers in response to

     Item  405  of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form

     10-KSB  or  any  amendment  to  this  Form  10-KSB.

Indicate  by check mark whether the registrant is a shell company (as defined in

Rule  12b-2  of  the  Exchange  Act).

[ ] Yes [X] No

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $6,351,362

State the aggregate market value of the voting and non-voting common equity held by  non-affiliates computed by reference to the price at which the common equity was  last  sold, or the average bid and asked price of such common equity, as of

April 14,  2006:  $0.80 .  The company currently does not sell its common equity on a traded exchange and is awaiting approval from the NASD to obtain a listing on the OCTBB.

State  the  number  of shares outstanding of each of the registrant's classes of common  stock  as  of  April 14, 2006:  3,557,364

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

PROBE MANUFACTURING, INC.

10-KSB

TABLE  OF  CONTENTS

PART  I                                                                      PAGE

ITEM  1.     DESCRIPTION OF BUSINESS.

           4

ITEM  2.     DESCRIPTION OF PROPERTY.

          11

ITEM  3.     LEGAL PROCEEDINGS.

          11

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          12

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          12

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.               15

ITEM  7.     FINANCIAL  STATEMENTS.

              F-1-F-28

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING

             AND  FINANCIAL  DISCLOSURE.

          29

ITEM  8A.    CONTROLS  AND  PROCEDURES.                                                                                                    29

ITEM  8B.    OTHER  INFORMATION.                                                                                                                     29

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL PERSONS;

             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.                                                  30

ITEM  10.    EXECUTIVE  COMPENSATION.                                                                                                         32

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND

             MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.                                                         33

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.                                               35

ITEM  13.    EXHIBITS.                                                                                                                                               38

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.                                                                    41

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

We incorporated in the State of California on July 7, 1995 as Probe Manufacturing Industries, Inc. On April 21, 2005 we re-domiciled from California to Nevada whereby we changed our name to Probe Manufacturing, Inc. Our business focuses on manufacturing electronics and providing services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment.

Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, Probe builds a Natural Gas Electronic Control Unit for Quantum Technologies which is used in GM’s alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product.  Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the boards, assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished good product is shipped to the customer, who integrates it in to their final fuel delivery system and it’s delivered to GM.

The majority of our revenue is driven from manufacturing a mix of complex Printed Circuit Card assemblies.  Some of the examples of our customers finished goods products include automated fluid dispensing equipments, high performance gas and liquid delivery process modules, which are used in semiconductor fabrication equipment, photonics instrumentation to measure fiber optics, electronic control unit for hydrogen, natural gas, and propane engines, electronic control unit for welding equipment, portable ultrasound and electro-simulation therapy equipment, and target scoring systems for military.

INDUSTRY BACKGROUND

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to OEMs’ use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies only manufactured components or sub assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, including collaborative product design services, supply chain management and full box manufacturing. An article by Banc of America Securities stated “that the EMS & electronic supply chain segment is poised to benefit from the increased outsourcing by OEMs. The analysts mention that the EMS segment is likely to grow faster than the broader technical sector in the long run due to the increasing trend among OEM’s to outsource work.”

EMS companies now often participate in designing, manufacturing and testing of complete systems and manage the entire supply chains of their OEM customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and testing, direct order fulfillment, after-sale product service and support and global supply chain management.  Increased outsourced manufacturing by OEMs is expected to continue because it allows OEMs to:

• Reduce Operating Costs and Capital Investment. In the current economic environment, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities, without additional capital expenditures.

• Focus on Core Competencies. The electronics industry is highly competitive and subject to rapid technological change. As a result, OEMs increasingly are focusing their resources on activities and technologies in which they expect to add the greatest value. By offering comprehensive manufacturing services and supply chain management, EMS companies enable OEMs to focus on their core competencies, including next generation product design and development as well as marketing and sales.

• Access Leading Design and Engineering Capabilities. The design and engineering of electronics products has become more complex and sophisticated and in an effort to become more competitive, OEMs are increasingly relying on EMS companies to provide product design and engineering support services. EMS companies’ design and engineering services can provide OEMs with improvements in the performance, cost and time required to bring products to market. EMS companies are providing more sophisticated design and engineering services to OEMs, including the design and engineering of complete products following an OEM’s development of a product concept.

• Improve Supply Chain Management and Purchasing Power. OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials, and can capitalize on the economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. EMS companies’ expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

• Access Global Manufacturing Services. OEMs seek to reduce their manufacturing costs by having EMS companies manufacture their products in the lowest cost locations that are appropriate for their products and end customers. OEMs also are increasingly requiring particular products to be manufactured simultaneously in multiple locations, often near end users, to bring products to market more quickly, reduce shipping and logistics costs and meet local product content requirements. Global EMS companies are able to satisfy these requirements by capitalizing on their geographically dispersed manufacturing facilities, including those in lower cost regions.

• Accelerate Time to Market. OEMs face increasingly short product life cycles due to increased competition and rapid technological changes. As a result, OEMs need to reduce the time required to bring their products to market. OEMs can bring a product to market faster by using EMS companies’ expertise in new product introduction, including manufacturing design, engineering support and prototype production. OEMs can more quickly achieve volume production of their products by capitalizing on EMS companies’ manufacturing expertise and global presence and infrastructure.

OUR PRODUCTS AND SERVICES

Services We Provide

Engineering.  Our approach is to coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services and, in some cases, dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring specialized engineering services.

To assist customers with initial design, we offer computer assisted engineering, computer assisted design, engineering for manufacturability, circuit board layout and test development. We also coordinate industrial design and tooling for product manufacturing. After product design, we offer quick-turn prototyping, which means a rapid process of prototyping. During this process, we assist with the transition to production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the cycle from product introduction to production.

Supply Chain Management.  Supply chain management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time.

Assembly and Manufacturing.  Our manufacturing operations include printed circuit board assembly, subsystem assembly, box build and systems integration, the process of integrating sub-systems and downloading software before producing a fully configured product. We purchase the printed circuit boards used in our assembly operations from third parties. We employ various inventory management techniques, such as just-in-time, ship-to-stock and auto-replenish, which are programs designed to ensure timely, convenient and efficient delivery of assembled products to our customers. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions.

Testing.  We offer computer-aided, in-circuit testing of assembled printed circuit boards, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards or systems.

Final System Assembly and Test.  We provide final system assembly and test assemblies and modules in which they are combined to form complete, finished products. We integrate printed circuit board assemblies manufactured by us with enclosures, electronic and mechanical sub-assemblies, cables and memory modules. We assemble systems to a specific customer order and we also build to standard configurations. The complex, finished products that we produce typically require extensive test protocols. Our test services include in-circuit testing, functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements, including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure customers that their products will function as designed. We provide direct order fulfillment services shipping completed systems directly to the end consumer.

Distribution.  We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. We have the ability to ship products directly into customers' distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

Direct Order Fulfillment.  We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer's order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

STRATEGIC RELATIONSHIPS AND ALLIANCES

Customers

Our current list of customers by their industry and what we help them produce is a follows:

Name/ Industry	Services & products offered by our customers	Services or products we provide to our customers
Apogee/ Consumer	Manufactures digital audio conversion systems for studio professionals and home recording enthusiasts.	Materials Procurement, Printed Circuit card assembly, test, and full box build assembly
Asymtek/ Industrial	Provides automated fluid dispensing systems.	Materials Procurement, Printed Circuit Card Assembly and Test
BD Bioscience/ Medical	Manufactures of Blood Analyzers and agents.	Materials Procurement, Printed Circuit assembly and test.
Meggitt/ Military	Manufactures target scoring systems for the military.	Printed Circuit card assembly
Celerity Group/ Semiconductor	Manufacturer of gas and liquid delivery process modules that are used in semiconductor fabrication equipment.	Materials Procurement, Printed Circuit card Assembly, and Test.
Jetline Engineering/ Industrial	Manufactures a full range of mechanized welding equipment for all arc and other high energy processes.	Materials Procurement, Printed Circuit Assembly, Test, Mechanical and Full Box Build Assembly.
Trigtek/ Military	Manufactures laboratory test, simulation and training applications.	Materials Procurement, Printed Circuit Card Assembly, Test, and Box Build Assembly.
Mettler Electronics/ Medical	Provides portable ultrasound and electro-stimulation therapy equipment.	Materials Procurement, Printed Circuit Card Assembly, Test, Mechanical, and Box Build Assembly.
Motia/ Semiconductor	Manufactures 802.11 wireless communication IC’s.	Manufacture printed Circuit card assembly.
Newport/ Industrial & Instrumentation	Manufactures lasers and precision photonics instrumentation, motion control, wafer handling and assembly automation.	Materials procurement, printed Circuit Card Assembly, Test, Mechanical, and Box Build Assembly.
Omniprint/ Computers	Full Range of printer solutions for Point of Sales applications.	Materials Procurement, Printed Circuit Card Assembly, and test.
Quantum/ Automotive	Manufactures Electronics Control Units for Hydrogen, Natural Gas & Propane engines.	Materials Procurement, Printed Circuit Card Assembly, test, mechanical assembly and full box build.
Staco Switch/ Industrial	Manufactures Lighted pushbutton switches and ruggedized keyboards and keypads for both military and commercial applications.	Printed Circuit Card Assembly.

We do not have any long term agreements with our customers, and our principal customers may not continue to purchase services from us. The duration of a purchase order is usually from 30 to 90 days. These purchase orders could be cancelled or rescheduled at any time. The part number, quantity,  price, workmanship standards, and scheduled delivery dates of the products to be manufactured are determined by written purchase orders given by our customers and accepted or confirmed by us in writing or via email.  We agree to deliver theproducts manufactured pursuant to each purchase order in accordance with the terms and conditions set forth in the purchase order. Probe manufactures hundreds of different types of assemblies on an ongoing basis and each product has a purchase order associated with it.

We currently only focus on attracting and servicng customers in Southern California.

SALES AND MARKETING

Organization

Sales and marketing efforts are divided into segments as follows:

•

Industrial products

•

Military products

•

Automotive products

•

Communication products

•

Medical products

•

Semiconductor products

Our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of business between our customer and the company relating to, among other things, the manufacture of products which in many cases were previously produced by the customer itself. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed.

Our key customer accounts are managed by a dedicated customer focused team, including a program manager directly responsible for account management. The program manager coordinates activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. In addition, our executive management, including our chief executive officer, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

Sales Approach

Our selling strategy is to convince potential customers to engage Probe as an engineering and supply chain partner, rather than to simply change EMS suppliers.  To do this, we perform a full process audit on prospective customer’s operations and make recommendations for technology, quality, delivery and cost improvements.  This process has been extremely effective way to demonstrate the ways we can improve the targeted customer’s performance.

In each business segment, there is a dedicated program manager responsible for the maintenance of existing accounts and for development of new accounts.  The use of engineers for both sales and technical support tasks allows us to keep a technical advantage over its competition and to spot opportunities for improvement in the field.

SUPPLIERS

We currently procure our materials from a limited number of distributors, thus if a shortage of various components were to occur we would be forced to seek other distributors and our cost of goods could impact our revenues.  Our main suppliers of materials include:

Arrow Electronics, Inc. is one of the world's largest distributors of electronic components and computer products and a leading provider of services to the electronics industry, with 2004 sales of $10.7 billion. Headquartered in Melville, New York, Arrow serves as a supply channel partner for more than 600 suppliers and 175,000 original equipment manufacturers, contract manufacturers, and value-added resellers through more than 200 sales facilities and 23 distribution centers in 40 countries and territories.

Future Electronics is the world’s largest distributor specializing in passive, interconnect, and electromechanical components used in commercial and military applications, and they hold the top market share for most of our product lines.  Headquartered in Fort Worth, Texas, TTI has 47 locations around the globe: 33 in North America, 11 in Europe and, most recently, 3 in Asia. From these facilities, they provide local service to customers around the world.

We currently do not have long-term agreements with our major suppliers, however, we enter into purchase order agreements.  Purchase orders are placed with suppliers based on our material requirement planning (MRP) operating system.  When we enter a sales order in our operating system Manex, it generates a list of materials for procurement to satisfy that order.  We then issue purchase orders to our suppliers with scheduled deliveries which acts as the only contractual agreements between us and our suppliers.

COMPETITION

The electronic manufacturing services industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics; Solectron Corporation; SMS Technologies, Inc.; Express Manufacturing, Inc., and others.  Because of our market’s size and diversity, we do not typically compete for contracts with a discreet group of competitors.  We compete with different companies depending on the type of service or geographic area.  Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources.  We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

COMPETITIVE POSITIONING

We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions through out the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the company and has an average of 22 years of industry experience.

PERSONNEL

We presently employ approximately 75 employees, including production team, program management team, material management team, engineering, sales team and quality staff and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.  See Management

REGULATORY RESTRICTIONS ON OUR BUSINESS

Our operations, and the operations of businesses that we may acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Material cost may rise due to additional manufacturing cost of raw or made parts with the application of new regulations.  Our liabilities may also increase due to additional regulations imposed by foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters.  In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

Facilities

Probe currently has one manufacturing facility that is located in Costa Mesa, California.  The facility is 35,000 square feet and approximately 28,000 square feet are dedicated to the manufacturing operations and approximately 6,000 square feet are dedicated to the sales and marketing and manufacturing support, and administration operations.  We lease our 35,000 sq/ft facility for $19,790.40 from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   We believe the rental rate to be at or below market rate for similar properties in our area. Kambiz Mahdi is one of our founders and a director of ours.  Reza Zarif is our chief executive officer and a director of ours.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of ours from July 2004 to December 2004.

In March of 2006 the owners of our building, Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust, sold the building to an unrelated 3rd party buyer, Mitchell Fitch, LLC.  We have entered into a new agreement to lease the building from the new buyer for a period of six months at $ 30,580.00 per month or until such time we can locate a new building to lease.

ITEM  3.  LEGAL  PROCEDINGS.

As of  December 31, 2005 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $43,554 as of December 31, 2005.

2. IFC has a judgment against us for $144,403.00 which was entered by the Superior Court Orange County, California. Judgment filed July 15, 2004.  The judgment resulted from our failure to pay IFC under the purchase agreement for a piece of X-Ray equipment. In September 2004 we entered into a settlement agreement whereby we have agreed to pay IFC $15,000 as an initial payment and $5,000 per month until settlement amount of $70,000.00 is paid in full.  The balance due as of December 31, 2005 was $5,000.00.

3. Canon Financial has a judgment against us for $15,000.00which was entered by the Superior Court Burlington County, New Jersey on April 1, 2004 and also entered by the Superior Court , Orange County, California June 24, 2004.  The judgment was entered because Probe did not pay the lease payments due on a copy machine which was not properly maintained by Canon and was not functional most of the time.  We have agreed to pay Canon $1000.00 per month until fully paid.  Our balance as of  December 31, 2005 was $1,000.00.

4. We currently owe the Internal Revenue Service $121,741.00 for past tax liabilities which we are not currently able to pay in full.  We have negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $2,500 per month.

5. Genisis Technologies has filed a lawsuit against us, in the amount of  $37,604.00 which was filed in the Superior Court Orange County, California on December 19, 2005.  The suit was filed because Probe disputed  the outstanding balance owed (by Probe, of $21,550), which probe agreed to pay.  Genisis refused to supply backup documentation for the difference, therefore, no payments were made.  As a result, Genisis filed suit and as of April 14, 2006, no settlement has been reached.

While we are currently able to service any and all payment obligation to the creditors, if we are unable in the future to service any payments, anyone of the creditors may instigate foreclosure proceedings against us.  If we are unable to satisfy our obligations, we could be forced into bankruptcy.

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

TRADING MARKET

There is currently no public trading market for our securities. Selling stockholders will sell at a fixed price of $.80 per share until our common shares are quoted on the Over-the-Counter Bulletin Board and thereafter at prevailing market prices, or privately negotiated prices.

SHAREHOLDERS

As  of  February  3, 2006, there were approximately 176 holders of record of our common  stock.

DIVIDEND  POLICY

We  have  never  declared  a  cash dividend on our common stock and our Board of

Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of  our  board  of  directors  and  will  depend  upon  our financial condition,

operating  results,  capital  requirements,  restrictions  contained  in  our agreements  and  other  factors  which  our  Board  of Directors deems relevant.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

None.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

LINES OF CREDIT:

On January 1, 2005, we entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest.  On August 15, 2005 we issued eFund 8,224 shares of common stock and on September 15, 2005 we issued 1,922 shares of common stock as interest on the line credit.

On January 1, 2005 we entered into a credit line agreement with Ashford Transition fund, LP for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest.  On August 15, 2005 we issued Ashford 9,740 shares of common stock and on September 15, 2005 we issued 1,575 shares of common stock as interest on the line credit.

On January 1, 2005 we entered into a credit line agreement with Rufina V. Paniego for $75,000.00.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if we had entered into  it  on  an  arms  length  basis  with an unrelated third party because the company  was  not  aware of any other creditors willing to provide a loan for 20% or less interest. On August 15, 2005 we issued Rufina 6,808 shares of common stock and on September 15, 2005 we issued 1,182 shares of common stock as interest on the line credit.

On March 8, 2005 we entered into a credit line agreement with Dennis Benner and the Benner Exemption Trust for $200,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accursed and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest. On August 15, 2005 we issued Dennis Benner and the Benner Exemption Trust 6,494 shares of common stock and on September 15, 2005 we issued 3,529shares of common stock as interest on the line credit.

On March 22, 2005 we entered into a credit line agreement with Edward Lassiter for $100,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest. On August 15, 2005 we issued Edward 3,770 shares of common stock and on September 15, 2005 we issued 3,529 shares of common stock as interest on the line credit.

On March 22, 2005 we entered into a credit line agreement with William Duncan for $100,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest. On August 15, 2005 we issued William 1,206 shares of common stock and on September 15, 2005 we issued 1,260 shares of common stock as interest on the line credit.

PRIVATE  PLACEMENTS:

From June 16, 2004 to March 31, 2005 the company sold 234,587 common stock units pursuant to a Private Placement Memorandum at $8.00 per unit to 53 individuals generating net proceeds of $1,876,700.00.  Each Unit entitled the holder to purchase ten (10) shares of common stock.  In addition, each unit entitled the holder to purchase a total of 10 shares of Probe common stock through the exercise of warrants as follows: Class A Warrants, 5 shares at a price of $2.00 per share for a period of 12 months from November 16, 2004, which shall be November 15, 2005; and, Class B Warrants, 5 shares at a price of $3.00 per share for a period of 18 months from November 16, 2004, which shall be May 15, 2006.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

•

the sales were made to sophisticated or accredited investors, as defined in Rule 502;

•

the company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, the company advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

•

neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•

the company exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATION.

You should read this section together with our consolidated financial statements and  related  notes  thereto  included  elsewhere  in  this  report.

Management's Discussion and Analysis of Plan of Operation

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report filed with the Securities and Exchange Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Probe Manufacturing, Inc. will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

We provide a range of manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the industrial, automotive, semi-conductor and medical devise manufacturers. As a result of the services we perform for our customers, we are impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be very difficult.

Summary of Results:

	Un-audited		Audited
	Three-month period ended		Twelve-month period ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales	$1,950,713	$1,038,935	$6,351,362	$6,204,957
Cost Of Goods Sold	1,402,206	882,993	4,953,672	4,988,538
Gross Profit	548,507	155,942	1,397,690	1,216,419

General And Administrative Expenses	470,308	462,658	1,822,824	1,964,325
Net Income / (Loss) From Operations	78,199	(306,716)	(425,134)	(747,906)

Other Income/(Expenses):
Other Income		66,187	78,635	275,228
Other Expenses	(149,352)	-	(132,403)	-
Interest Expense	(24,224)	(41,244)	(156,003)	(445,112)

Net Loss Before Income Taxes	(95,377)	(281,773)	(634,905)	(917,790)
Income Tax Expense / (Benefit)	(800)	(2,217)	(800)	800
Net Loss	($94,577)	($283,990)	($634,105)	($918,590)

Key Performance Indicators:

Inventory turns	3.33	2.87	3.32	6.33
Days sales in Backlog	137	186	168	125
Days Receivables Outstanding	32	43	39	29
Days payable outstanding	61	88	75	57

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for the quarter. In fiscal 2004 due to lack of capital and no relationship with major suppliers we were forced to buy material only for kit shortages which meant higher inventory turns. During the fiscal 2005, inventory turns decreased primarily due to three factors; a) introducing new customers which means we have to purchase minimum required inventory to meet their specific requirements, b) we re-established relationships with major suppliers with line of credit and terms, where they ship material in advance of kitting and, c) we reinstated our Material Requirement Planning system where we plan material for production based on customer schedules and not shortages for kits.   Days sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.   Days Receivables Outstanding is calculated as the ratio of average accounts receivable during the quarter compared to average daily sales for quarter. Days Payable Outstanding is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter.

Plan of Operation

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $634,105 for the year ended December 31, 2005 and a working capital deficit of $501,461 and an accumulated deficit of $1,009,483 as of  December 31, 2005.  The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) reducing operating costs by: (i) re-negotiating direct material cost with all of our suppliers, (ii) reducing direct and indirect labor cost by streamlining production lines and other operations to create more efficiency and (iii) we are also evaluating the possibility of moving into a more feasible facility with lower rent and overhead, thus reducing the break even revenue level; (b) we are negotiating to replace our lines of credit with an agreement(s) that have more attractive terms and expand borrowing capacity, as well as increasing our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We are also going to start charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price.  (d)  Decrease inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”.

These result of some these activities are already evident in our 4th quarter ending December 31, 2005.  Our revenues were up by more than 20%, our cost of goods were down by 7%, and our net income from operations was up by 16% from 3rd quarter ending September 2005.

The future success of the company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue to attain future profitable operations.  There can be no assurance that the company will be successful in obtaining such financing, or that it will continue to attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the company be unable to continue as a going concern.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 2, “Summary of Significant Accounting Policies,” to the financial statements for our for the fiscal year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of our financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

 Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. We make provisions for estimated excess and / or obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected.  If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Goodwill and Intangibles

The company currently has no balance in any good will or intangible assets.

Income Taxes

As of January 1, 2004, the company was considered an S Corporation For Federal and State income tax purposes, consequently there was no provision for income taxes as any income or loss was taxed to the shareholders. In May 2004, the Company issued a second class of stock, which caused a termination of the S Corporation election by operation of law. Losses incurred in 2004 subsequent to the date of the termination will be carried forward to offset future taxable income, if any.   In connection with the termination of the S-Corp election, the accumulated deficit through that point in time ($4,364,654) was transferred to additional paid in capital.

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Results of Operations

For the 3 months period ended December 31, 2005 we incurred a net loss of ($94,577) compared to ($283,990) for the same period in 2004.  For the 12 months period ended December 31, 2005 we incurred a net loss of ($634,105) compared to ($918,590) for the same period in 2004, compared to net losses of ($1,244,761) in 2003 and ($1,513,846) in 2002. From 2001 to 2002, we experienced a severe contraction in our business where annual net sales declined from $17.9 million in 2001 to $6.8 million in 2002.  From 2002, our net sales stabilized and remained flat through 2004.  Although, we have seen growth in our revenue in the 4th quarter 2005, our overall sales for the fiscal year 2005 remained flat.  We responded to the economic downturn by streamlining our processes and down sizing our operations from 225 employees in 2001 to 65 employees in 2004 and 2005. The down sizing combined with other restructuring and cost containment initiatives resulted in a lower cost structure from 2002 through 2004, reducing our net losses year over year. In the 4th quarter 2004 we realized one time inventory revaluation adjustment of ($155,000), this was an accrual made for excess or obsolete inventory adjustments and or write-offs completed in 2005.  We also realized a one time warranty cost adjustment of ($50,000).   In 2005 we realized a net gain from the forgiveness of debt in the amount of ($78,635).  In 2005, we also had a one time impairment loss from lease improvements ($132,403).

In 2004, we experienced a strong net sale in 1st quarter due to increased sales from one of our major customer.  In the 1st quarter 2004, the major customer accounted for 60% of our net sales at $1.4 million.  In the second quarter, net sales from that major customer dropped by about $800,000.00 which explains the decreased net sales for 2nd quarter 2004.  In the 3rd and 4th quarter 2004 net sales to the major customer dropped by another $500,000.00  which explains the additional reduction in our net sales for the third and the 4th quarter of 2004.  Since 3rd and 4th quarter 2004 we started a sales campaign to add new customers.  Consequently, net sales increased by 33% in 1st quarter 2005 compared to 4th quarter of 2004.  Our sales grew by another 15% from the 1st qtr to the 2nd qtr of 2005. We experienced a drop in net sales in the third quarter of 2005 due to reduction of business by one major customer due to down turn in the semiconductor – Chip industry.  As we had anticipated, our net sales grew in the 4th quarter 2005 due to higher orders from existing customers and addition of new customers.  In the 4th quarter 2005, our revenues were up by about 20%, our cost of goods were down by 7%, and our net income from operations was up by 16% from 3rd quarter ending September 2005. We anticipate maintaining the same level of performance in the 1st and 2nd quarter of 2006.  We constantly adjust our operations to new sales forecast, and are anticipating profitability as our net sales grow and expenses are cut to match current revenue levels.

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

	Un-audited		Audited
	Three-month period ended		Twelve-month period ended
	December 31,		December 30,
	2005	2004	2005	2004
	$1,950,713	$1,038,935	$6,351,362	$6,204,957
Sales	100%	100%	100%	100%
Cost Of Goods Sold	72%	85%	78%	80%
Gross Profit	28%	15%	22%	20%
General And Administrative Expenses	24%	45%	29%	32%
Net Income / (Loss) From Operations	4%	(30)%	(7)%	(12)%
Other Income / (Expense)	(8)%		(1)%	4%
Interest Expense	(1)%	(4)%	(2)%	(7)%
Net Loss Before Income Taxes	(5)%	(27)%	(10)%	(15)%
Income Taxes	-	-	-	-
Net Loss	(5)%	(7)%	(10)%	(15)%

Net Sales

Our net sales increased by 20% in three month period ending December 31, 2005 compared to the same period in 2004 due to increase in the number of customers and higher orders from existing customers.  Due to higher revenue and operational improvements, in three month period ending December 31, 2005, our cost of goods were down by 7%, and our net income from operations was up by 16% from 3rd quarter ending September 2005.

Major Customers

Our top 5 customers accounted for approximately 85% of net sales for the twelve month ending December, 31 2005, compared to approximately 88% in the corresponding periods of fiscal 2004 due to introducing new customers.  We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Gross profit  varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs, pricing, competition, customer construction and unanticipated restructuring or inventory charges.   Our gross profit percentage was 28% in 3 month ending December 31, 2005 compare 15% in the same period in 2004 due to increased revenue and reducing our cost.  However, our gross profit percentage improved only by 2 % for the twelve month ending December 31, 2005 compared to the 2004, due to lower revenue and higher cost in the first 3 quarters of 2005.  We are anticipating gross profits of 25% for 1st 2nd quarters in 2006.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by 20%, for the three months ended December 31, 2005 compared to the corresponding period in fiscal 2004.  This decrease in percentage is mainly due to higher revenue levels and lower SG&A cost in the 4th quarter of 2005.  SG&A expenses also decreased by 3% for the twelve months period ended December 31, 2005, compared to the corresponding period in fiscal 2004 due to the same reasons.  We anticipate Our SG&A to remain around 25% in the 1st and 2nd quarter of 2006.

Liquidity and Capital Resources

Cash and cash equivalents remained relatively unchanged from $40402 at December 31, 2004 to $0 at December 31, 2005. The table below, for the periods indicated, provides selected condensed consolidated cash flow information.

	Audited
	Twelve-month period ended
	December 31,
	2005	2004
Net Cash Used In Operating Activities	(969,076)	(1,613,540)
Cash Flows Used In Investing Activities	(7,082)	(13,945)
Cash Flows Provided By Financing Activities	935,756 1,088,561	1,667,887 1,820,692
Net (Decrease) Increase in Cash and Cash Equivalents	(40,402)	40,402
Cash and Cash Equivalents at Beginning of Period	40,402	-
Cash and Cash Equivalents at End of Period	-	$40402

Net cash used in operating activities was $969,076 during the twelve months ended December 31, 2005. This was primarily due to a net loss of $634,105 (net of depreciation expense in the amount of $215,020), an increase in inventory of $603,571, and an increase in accounts receivable of $190,779, and one time impairment loss of $132 thousand.  These were offset by an increase in debt forgiveness of $78 thousand and an increase in accounts payable of $161,935. The increase in inventory levels was partly an intentional effort to improve on-time delivery and production efficiency by having appropriate stocking levels to meet customer orders and also due to increase in overall demand for product from our customers in the 4th quarter of 2005.  The increase in receivables was mainly due to increase in net sales.

Net cash used in investing activities of $7,082 was due to the purchase of manufacturing equipment.

Net cash provided by financing activities of $935,756 during the twelve month ended December 31, 2005 primarily consisted of the proceeds from issuance of common stock of $572,000 and borrowings under lines of credit of $517,000, and increase in the bank overdraft of $54,029.  These were offset by payments on capital lease obligations of $98,916, and payments on long-term debt of 109,132.

 As of December 31, 2005 the company had available a $100,000.00 under various revolving credit facilities that expire between January and April of 2007. Our revolving credit facility are secured by the assets of the company

   The following is a summary of certain obligations and commitments as of September, 2005 for continuing operations:

Capital Requirements for long-term Obligations by period	Total as of December 31, 2005	2006	2007	2008	2009
Long-term Debt	265,573	112,682	81,849	33,600	37,441
Capital Lease Payments	870,915	109,765	748,629	521

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY  CEASE  TO  EXIST.

Our audited financial statements for the twelve months ended December 31, 2005 reflect a net loss of ($634,105) as compared to a net loss of (918,590) for the twelve months ended December 31, 2004.   These conditions require sufficient additional funding or alternative sources of capital to meet our working capital needs.  We currently receive capital under six different revolving lines of credit from eFund Capital Partners, LLC, Ashford Capital, LLC, Edward Lassiter, William Duncan, Rufina Paniego and the Benner Exemption Trust that allows us to draw up to $725,000 and anticipate we will continue to be able to have access to the money through the revolving lines of credit. As of December 31, 2005, we have drawn on $625,000 of our revolving credit lines and only have $100,000 left upon which to draw.  These conditions raised substantial doubt about our ability to continue as a going concern if we do not acquire sufficient additional funding and/or we cannot reduce our operating costs sufficiently to meet our working capital needs.  Unless we obtain additional financing through operations, investment capital or otherwise, there is significant doubt we will be able to meet our obligations as they come due and will be unable to execute our business strategy, therefore,  we may be forced to curtail operations or may ultimately cease to exist.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES, THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2005, we had current liabilities of ($2,540,079). Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. The electronic manufacturing service or “EMS” industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics; Solectron Corporation; SMS Technologies, Inc.; Express Manufacturing, Inc. and others.  Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

In recent years, many participants in the industry, including us, have substantially expanded their manufacturing capacity. The overall demand for electronics manufacturing services has decreased, resulting in increased capacity and substantial pricing pressures, which has harmed our operating results. Certain sectors of the EMS industry are currently experiencing increased price competition, and if this increased level of competition should continue, our revenues and gross margin may continue to be adversely affected.

WE MAY BE ADVERSELY AFFECTED BY SHORTAGES OF REQUIRED ELECTRONIC COMPONENTS.   IN ADDITION, WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO PROCURE OUR PARTS FOR PRODUCTION WHICH IF AVAILABILITY OF PRODUCTS BECOMES COMPROMISED IT COULD ADD TO OUR COST OF GOODS SOLD AND AFFECT OUR REVENUE GROWTH.

At various times, there have been shortages of some of the electronic components that we use, as a result of strong demand for those components or problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a reduction in our sales and an increase in our costs and could adversely affect our relationship with existing customers as well as prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.  In addition, we depend upon a number of major suppliers for our products.  We do not have long-term agreements with our major suppliers, except for our purchase orders.   There is an inherent risk that certain products will be unavailable for prompt delivery or, in some cases, discontinued.  We will have only limited control over any third-party manufacturer as to quality controls, timeliness of production and deliveries and various other factors.  Lack of long-term agreement with our major suppliers could also impact material availability and could delay shipments.  Should the availability of products be compromised, it could also force us to develop alternative products, which could add to the cost of goods sold and compromise delivery commitments.

OUR PRINCIPAL SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS WILL, IN THE AGGREGATE, BENEFICIALLY OWN MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK AND THESE SHAREHOLDERS, IF ACTING TOGETHER, WILL BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL OF OUR SHAREHOLDERS .

Our principal shareholders, directors and executive officers will, in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis which includes Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and any shares issued to them under various revolving credit facilities.   These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See: “Principal Shareholders”)

WE CURRENTLY ONLY SERVICE AND ATTEMPT TO OBTAIN CUSTOMERS IN THE LIMITED GEOGRAPHIC OF SOUTHERN CALIFORNIA WHICH IS A SMALL ADDRESSABLE MARKET AND COULD BE SUBJECT TO ECONOMIC HARDSHIP OR SLOWDOWN, AS A RESULT OUR GROWTH COULD BE LIMITED AND ADVERSELY AFFECT OUR PROJECTED SALES AND OPERATING INCOME.

We currently only service, attempt to solicit new, and direct our marketing efforts to customers in the Southern California region.  This is a very small addressable market which ultimately limits the amount of growth we could experience.  In addition, this region could experience an economic recession or other market contraction which would cause our current customers and any potential customers to also contract their businesses as well and cease outsourcing any current products that we currently service and would attempt to obtain. Both the size of the market and any potential economic hardship affecting this  small regional market could adversely affect our project sales and operating incomer.  If we are forced to expand our marketing efforts outside this region we could also incur significant costs in an attempt to penetrate other regional or national markets.

WE DEPEND ON LOW TO MEDIUM VOLUME HIGH MIX TECHNOLOGY PRODUCTS THAT ARE BUILT DOMESTICALLY.  THESE APPLICATIONS INCLUDE INDUSTRIAL INSTRUMENTATION AND SCIENTIFIC COMMUNICATION, SEMICONDUCTOR AND AUTOMOTIVE PRODUCTS, WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS COULD HARM OUR BUSINESS.

During the twelve months ended December 31, 2005 we derived approximately 30% of our revenues from customers in the industrial product sector, whose products include adhesive dispensing equipment, motion controllers; approximately 40% of our revenues from customers in the semiconductor industry, whose products include mass flow controllers, and evaluation modules for integrated circuit manufactures; approximately 19% of our revenues from providers of communications infrastructure, whose products include equipment for optical networks, cellular base stations, radio frequency devices, telephone exchange and access switches and broadband devices; approximately 3% of our revenues from the automotive industry, whose products are electronic control units for alternative fuel systems.  The remaining 8% of our revenues was derived from customers in a variety of other industries, including the medical, consumer and military industries.

Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•

Rapid changes in technology, which result in short product life cycles, often reduce the volume and market share for our customers and ultimately us. It will lead to the loss of previous design

•

wins and frequent new product introductions and substantial development costs. This could result in loss of revenue and it could adversely affect our operating income.

•

Seasonality of demand for our customers’ products would force our customers to manage their inventories for seasonal variations and inventory management and excess build ups. Customers could dramatically increase their request for production quantities, which could cause lead time problems with getting the components or we may not be able to build enough products which could have loss of revenue for our customers. As a result we could lose these customers and it would adversely affect our projected sales. If the projected sales will not materialize, we will have loss of revenue and reduced margins.  Any cancellation or delay in production would also have the same adverse effect on our sales projections and profitability.

•

The inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; could effect their long term business plans and sales.  Our success depends upon the ability of our customers to successfully market their products and if they fail, it could result in cancellations or rescheduling orders lower sales volume and operating income.

•

Recessionary periods in our customers’ markets will affect both our customers and our overall business output. It would require dramatic changes to the overall business model, layoffs and major adjustments to the business overhead.  If we fail to adjust to new recessionary environment, our business would be adversely affected and we may not be able to compete successfully against other companies in our industry and achieve profitability.

OUR INCREASED ORIGINAL DESIGN MANUFACTURING, OR ODM, ACTIVITY MAY REDUCE OUR PROFITABILITY.

We have recently begun providing ODM services, where we design and develop products that we then manufacture for OEM customers. We are actively pursuing ODM projects, focusing primarily on consumer related devices, such as cell phones and related products, which requires that we make investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment.

Although we enter into contracts with our ODM customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. In addition, ODM activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to an ODM product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases. These contracts can generally be terminated by either party on short notice. There is no assurance that we will be able to maintain our current level of ODM activity at all or for an extended period of time. We continue to make investments in our ODM services, which could adversely affect our profitability through fiscal 2005 and beyond. Further, the products we design must satisfy safety and regulatory standards and some products must also receive government certifications. If we fail to timely obtain these approvals or certifications, we would be unable to sell these products, which would harm our sales, profitability and reputation.

THE SUCCESS OF OUR ODM ACTIVITY DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

 We retain certain intellectual property rights to our ODM products. As the level of our ODM activity is increasing, the extent to which we rely on rights to intellectual property incorporated into products is increasing. Despite our efforts, we cannot be certain that the measures we have taken to prevent unauthorized use of our technology will be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US OR OUR CUSTOMERS COULD HARM OUR ODM BUSINESS.

Our ODM products often face competition from the products of OEMs, many of whom may own the intellectual property rights underlying those products. As a result, we could become subject to claims of intellectual property infringement as the number of our competitors increases. In addition, customers for our ODM services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

OUR ODM PRODUCTS CURRENTLY COMPETE WITH CURRENT AND PROSPECTIVE PRODUCTS OF OUR OEM CUSTOMERS WHICH COULD PROVOKE OUR CUSTOMERS TO CEASE ITS BUSINESS RELATIONSHIP WITH US AND WE MAY INCUR SIGNIFICANT LOSES AS A RESULT.

Flexibility and time to market are now forcing our OEM customers to turn to us for Outside Design Manufacturing (ODM) services. As a result we could begin to compete with our OEMs products.  Some of these customers could terminate their relationship with us and seek an injunction against us or future of their underlying technology in our ODM product, which could result in loss of these customers and loss of revenue for Probe.

Furthermore, if we continue to produce our ODM products we could also face allegations of patent infringement and trademark infringement by our customers. In the event of an infringement claim against us, we would absorb substantial costs in defending the claim and if we lose we have to pay the amount of any resulting adverse final judgment against us or settlement. This could have an adverse effect on our business both with our profitability and reputation in the market.

IF OUR ODM PRODUCTS ARE SUBJECT TO NON-COMPLIANCE, OUR BUSINESS MAY BE DAMAGED AND WE MAY INCUR SIGNIFICANT FEES.

In our contracts with our ODM customers, we generally provide them with a warranty against non-compliance in our designs. If an ODM product or component that we design is found to be non-compliant in its design, this may lead to increased warranty claims. Although we have product liability insurance coverage, this is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS WITH WHOM WE DO NOT HAVE LONG TERM CONTRACTS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 79% of net sales during the twelve months ended December 31, 2005.

Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues could be harmed.

The part number, quantity,  price, workmanship standards, and scheduled delivery dates of the products to be Manufactured are determined by written purchase orders given by our customers and accepted or confirmed by us in writing or via email.  We agree to deliver the products manufactured pursuant to each purchase order in accordance with the terms and conditions set forth in the purchase order. Probe manufactures hundreds of different types of assemblies on an ongoing basis and each product has a purchase order associated with it.  Please see attcahed filing of several samples of these purchase orders.

We do not have any long term agreements with our customers, and our principal customers may not continue to purchase services from us. The duration of a purchase order is usually from 30 to 90 days. These purchase orders could be cancelled or rescheduled at any time. Significant reductions in sales to any of these customers would reduce our projected sales, adversely affect our profits, and seriously harm our business.

Our top five customers include, Celerity Group, Newport Corporation, Asymtek Corporation, Jetline Engineering, and Apogee.

WE CURRENTLY DO NOT HAVE LONG TERM CONTRACTS WITH OUR EXECUTIVE OFFICERS AND IF WE LOSE KEY SENIOR MANAGEMENT PERSONNEL OUR BUSINESS COULD BE NEGATIVELY AFFECTED. FURTHER, WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL SKILLED MANAGEMENT PERSONNEL AND IF WE ARE NOT ABLE TO DO SO, OUR BUSINESS AND OUR ABILITY TO CONTINUE TO GROW COULD BE HARMED.

Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our ODM activities, we must attract and retain experienced design engineers. Although a number of companies in our industry have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our ODM activities, which could adversely affect our business.

WE ARE SUBJECT TO ENVIRONMENTAL COMPLIANCE RISKS AND UNEXPECTED COSTS THAT WE MAY INCUR WITH RESPECT TO ENVIRONMENTAL MATTERS MAY RESULT IN ADDITIONAL LOSS CONTINGENCIES, THE QUANTIFICATION OF WHICH CANNOT BE DETERMINED AT THIS TIME.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.  If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances, we may be subject to additional remediation liability. Further, additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Currently unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies, the quantification of which cannot be determined at this time.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES BECAUSE WE PROCURE PRODUCTS FROM SUPPLIERS IN FOREIGN COUNTRIES AND AS A RESULT OF THE VOLATILITY IN THE EXCHANGE RATES BETWEEN THE FOREIGN CURRENCIES AND THE FUNCTIONAL CURRENCIES OF OUR ENTITIES COULD SERIOUSLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

We transact business in various foreign countries because we procure products from suppliers in foreign countries. As a result, we are exposed to fluctuations in foreign currencies. We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currencies of our entities. Volatility in the exchange rates between the foreign currencies and the functional currencies of our entities could seriously harm our business, operating results and financial condition. These exposures are primarily, but not limited to, cash, receivables, payables and inter-company balances, in currencies other than the functional currency unit of the operating entity. Foreign exchange forward contracts are treated as cash flow hedges and such contracts generally expire within three months.

ITEM  7.  FINANCIAL  STATEMENTS.

TABLE  OF  CONTENTS

 PAGE

INDEPENDENT  AUDITORS'  REPORT

F-1

BALANCE  SHEETS

F-3

STATEMENTS  OF  OPERATIONS

F-5

STATEMENTS  OF  CASH  FLOWS

F-7

STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)

F-9

NOTES  TO  FINANCIAL  STATEMENTS

 F-10

FINANCIAL STATEMENTS

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Probe Manufacturing, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Probe Manufacturing, Inc., as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

March 16, 2006

PROBE MANUFACTURING, INC.
Balance Sheets
December 31,

ASSETS	2005	2004
Current Assets:
Cash	$ -	$ 40,402
Accounts receivable - trade – net	692,212	501,433
Inventory	1,296,386	692,815
Prepaid expenses	50,020	60,060
Total Current Assets	2,038,618	1,294,710

Property and equipment – net	337,889	678,230

Deposits	27,963	10,000

TOTAL ASSETS	$ 2,404,470	$ 1,982,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$ 154,596	$ 100,567
Accounts payable – trade	691,694	529,759
Accrued expenses	282,503	270,981
Line of credit borrowings	732,838	140,063
Notes payable	456,000	531,000
Current Portion of LT Debt	222,448	286,650
Total Current Liabilities	2,540,079	1,859,020

Long-Term Debt:
Other long-term debt	265,573	374,705
Capital lease obligations	870,915	1,048,303
Less Current portion of Long Term Debt	(222,448)	(286,650)
Total Long-Term Debt	914,040	1,136,358
TOTAL LIABILITIES	3,454,119	2,995,378

Stockholders' Deficit:
Preferred A stock, stated value $1,000 per share; 440 shares
authorized; 440 shares issued and outstanding	440,000	440,000
Preferred B stock, stated value $100 per share; 20,000 shares
authorized; 12,500 shares issued and outstanding	1,250,000	1,250,000
Common stock, $.001 par value; 200,000,000 shares
authorized; 3,359243 and 2,613,125 shares issued and outstanding, respectively.	3,359	2,613
Additional paid-in capital	(1,733,525)	(2,329,673)
Accumulated deficit	(1,009,483)	(375,378)
Total Stockholders' Deficit	(1,049,649)	(1,012,438)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,404,470	$ 1,982,940

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.
Statements of Operations
For the years ended December 31,

	2005	2004

SALES	$ 6,351,362	$ 6,204,957

COST OF GOODS SOLD	4,953,672	4,988,538

GROSS PROFIT	1,397,690	1,216,419

GENERAL AND ADMINISTRATIVE	1,822,824	1,964,325

NET LOSS FROM OPERATIONS	(425,134)	(747,906)

OTHER INCOME/(EXPENSES):
OTHER INCOME	78,635	275,228
IMPAIRMENT LOSS	(132,403)
INTEREST EXPENSE	(156,003)	(445,112)

NET LOSS BEFORE INCOME TAXES	(634,905)	(917,790)

INCOME TAXES	800	(800)

NET LOSS	$ (634,105)	$ (918,590)

Per Share Information:
Weighted average number
of common shares outstanding	3,418,497	4,058,594

Net Loss per common share	$ (0.19)	$ (0.23)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the years ended December 31,

	2005	2004
Cash Flows from Operating Activities:
Net Loss	$ (634,105)	$ (918,590)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	215,020	241,086
Impairment Loss	132,403
Debt forgiveness	(78,472)	(275,228)
Stock issued for services	-	85,500
Stock issued for Interest	24,894
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(190,779)	632,121
(Increase) decrease in inventory	(603,571)	(329,221)
(Increase) decrease in prepaid expenses	10,040	(60,060)
(Increase) decrease in deposits	(17,963)	4,997
(Decrease) increase in accounts payable	161,935	(838,099)
Other (Decrease) increase in accrued expenses	11,522	(156,046)
Net Cash Used In Operating Activities	(969,076)	(1,613,540)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,082)	(13,945)

Cash Flows Used In Investing Activities	(7,082)	(13,945)

Cash Flows from Financing Activities
Bank overdraft	54,029	(51,235)
Borrowings under line of credit, net	517,775	(1,028,990)
Stock issued for debt	-	564,183
Principal payments on capital lease obligations	(98,916)	(79,572)
Proceeds from sale of stock	572,000	1,885,306
Proceeds / (Payments) on notes payable	(109,132)	378,195
Cash Flows Provided By Financing Activities	935,756	1,667,887

Net (Decrease) Increase in Cash and Cash Equivalents	(40,402)	40,402

Cash and Cash Equivalents at Beginning of Period	40,402	-

Cash and Cash Equivalents at End of Period	$ -	$ 40,402

Supplemental Information:
Interest Paid	$ 156,003	$ 445,112
Income Taxes Paid	$ 800	$ 800

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.
Statements of Stockholders Equity
for the years ended December 31,

	Preferred Stock A $1,000 Stated Value		Preferred Stock B $100 Stated Value		Common Stock .001 Par		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit Totals
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	-	-	-	-	10,000	10	1,192,596	(3,821,442)	(2,628,836)
Stock Issued to founders	200	200,000			3,990,000	3,990	(203,990)		-
Stock issued for cash	200	200,000			3,506,250	3,506	1,251,494		1,455,000
Stock Cancelled					(5,000,000)	(5,000)	5,000		-
Stock Issued in lieu of debt	40	40,000	12,500	1,250,000			(295,512)	-	994,488
Shares issued for services	-	-	-	-	106,875	107	85,393	-	85,500
Net loss through end of s-corp life								(543,212)	(543,212)
Transfer of equity at end of s-corp life							(4,364,654)	4,364,654	-
Net loss subsequent to s-corp life	-	-	-	-	-	-	-	(375,378)	(375,378)
Balance, December 31, 2004	440	440,000	12,500	$1,250,000	2,613,125	$ 2,613	$(2,329,673)	$ (375,378)	$ (1,012,438)

Stock issued for cash					715,000	715	571,285		572,000

Stock issued in lieu of Interest payments					31,118	31	24,863		24,894
Net Loss						-		(634,105)	(634,105)
Balance 12/31/05	440	440,000	12,500	1,250,000	3,359,243	3,359	(1,733,525)	(1,009,483)	(1,049,649)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial and instrumentation, communication, semiconductor, automotive, medical, and military segments. This includes globally integrated end to end manufacturing solutions ranging from engineering printed circuit card assembly, cable assembly, enclosures, complete system integration and test, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $634,105 for the Year ended December 31, 2005 and a working capital deficit of $501,461 and an accumulated deficit of $1,009,483 as of December 31, 2005, The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) reducing operating costs by: (i) re-negotiating direct material cost with all of our suppliers, (ii) reducing direct and indirect labor cost by streamlining production lines and other operations to create more efficiency and (iii) we are also evaluating the possibility of moving into a more feasible facility with lower rent and overhead, thus reducing the break even revenue level; (b) we are negotiating to replace our lines of credit with an agreement(s) that have more attractive terms and expand borrowing capacity, as well as increasing our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also going to start charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price.  (d)  Decrease inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company follows United States generally accepted accounting principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Companies audited consolidated financial statements.  Certain reclassifications have been made to the 2004 balance sheet and notes to be consistent with the 2005 presentation.  The new balance sheet presentation is more consistent with other companies in similar lines of business.

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per commercial bank. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Table of Contents

  Estimates
  Property and Equipment
    December 31, 2005
  Revenue Recognition
    Fair Value of Financial Instruments
    December 31, 2005
    December 31, 2005
    NOTE 6 - CAPITAL LEASE OBLIGATIONS
    December 31, 2005
    NOTE 7 – NOTE PAYABLE
    NOTE 8 – COMMITMENTS AND CONTIGENCIES
    Operating Rental Leases
    The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Warrants Activity for the Period and Summary of Outstanding Warrants
    The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi is the Chief Executive Officer and a Director of the company.   Reza Zarif is the Chief Operating Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.   Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.   Jeffrey Conrad is also a managing member of eFund Capital Partners, LLC.   Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.   eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through December 31, 2005 were $30,000.
    Catherine Basinger, Esq.,wife of Barrett Evans, a managing member of eFund Capital Partners, LLC., is on legal retainer. Total payments made during the Year ended December 31, 2005 were $10,000.
    South Coast Marketing, LLC is associated with Jeffrey Conrad and administrates SB-2 filing fees. Total payments made for the year ended December 31, 2005 was $7,667.
    In May of 2004 the company entered into an agreement with eFund Capital Partners, LLC whereby eFund invested $200,000 and agreed to provide strategic assistance to the company.   In exchange, the company gave eFund Capital Partners, 2,000,000 shares of common stock and 200 shares of Series A Convertible Preferred Stock. The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.   Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and   disclaim any beneficial ownership of such shares of common stock.   Mr. Evans and Mr. Conrad have both been directors of the company since May 2004.
    In July 2004 eFund Capital Partners, LLC assigned 1,000,000, shares of common stock and 33 shares of Series A Convertible Preferred Stock to Ashford Capital, LLC. The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.   Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.   Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.   Ashford Capital, LLC received three shares pursuant to an assignment agreement with eFund Capital Partners, LLC.   Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.   Mr. Kavanaugh was a director of the company from May 2004 until December 2004.
    Related Party Debt
    The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi is a Director of the company.   Reza Zarif is the Chief Executive Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.   Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    NOTE 12 - Recent Accounting Pronouncements Issued, Not Adopted
    In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.   This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).   Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”   SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”   In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.   The adoption of SFGAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.
    In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.   The new standard will require entities to expense employee stock options and other share-based payments.   The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.   The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
    In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.   The guidance in that Opinion, however, included certain exceptions to that principle.   This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.   A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.   The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.
    In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
    NOTE 12 - Recent Accounting Pronouncements Issued, Not Adopted – Continued
    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.
    In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.
    The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi is the Chief Executive Officer and a Director of the company.   Reza Zarif is the Chief Operating Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC,   and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.   Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collectibility of accounts receivable and valuation if inventory and reserves.

Accounts Receivable

The Company grants credit to its customers within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2005, the Company has a reserve of $33,133.

Five (5) customers accounted for approximately 92% of accounts receivable at December 31, 2005.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our Industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  As of December 31, 2005, the Company had a reserve of $229,000.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $1,250.  The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.  Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to twenty years, and are as follows:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Vehicles

5 years

Leasehold improvements

(estimated life of the lease)

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Long –Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At December 31, 2005, the Company wrote off as an impairment expense, the value of leasehold improvements to the estimated remaining useful life of nine months and believes there is no other impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. Terms are generally FOB Origination with the right of inspection and acceptance. The company has not experienced a material amount of rejected or damaged product.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended December 31, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At December 31, 2005 there were warrants outstanding to purchase 2,321,250 common shares which may dilute future earnings per share. At December 31, 2005 there were 12,500 shares of Preferred B outstanding which would convert to 1,562,500 common shares which may dilute future earnings per share.  At December 31, 2005 there were 440 shares of Preferred A outstanding which would convert to 5,690,923 common shares which may dilute future earnings per share.

Segment Information

The Corporation operates primarily in a single operating segment, providing printed circuit boards and electronic assemblies.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123’) allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied.  In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

Income Taxes

As of January 1, 2004, the company was considered an S Corporation For Federal and State income tax purposes, consequently there was no provision for income taxes as any income or loss was taxed to the shareholders. In May 2004, the Company issued a second class of stock, which caused a termination of the S Corporation election by operation of law. Losses incurred in 2004 subsequent to the date of the termination will be carried forward to offset future taxable income, if any.   In connection with the termination of the S-Corp election, the accumulated deficit through that point in time ($4,364,654) was transferred to additional paid in capital.

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

NOTE 3 - INVENTORY

Inventories at December 31, 2005 by major classification were comprised of the following:

Raw Material	1,133,127
Work in Process	354,176
Finished Goods	38,083
Total	1,525,386
Less Reserve for excess or obsolete inventory	(229,000)
Net Inventory	1,296,386

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at December 31, 2005:

Furniture and fixtures	544,107
Equipment	2,658,061
Vehicles	44,708
Leasehold improvements	163,153
Total	3,410,029
Less accumulated depreciation and amortization	(3,072,140)
Net Fixed Assets	337,889

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 5 – LINE OF CREDIT

The Company had a revolving line of credit (the “Line”) with a financial institution, which allowed them to borrow a maximum of $1,100,000 based on 80% of eligible accounts receivable, as defined.  Borrowings under the Line, bore interest at prime (4.25% plus 10.5% per annum) were secured by substantially all of the Company’s assets and are personally guaranteed by the stockholders.  In March 2004 the Line was restructured into a term loan in the amount of $500,000. Terms of the Note were: (1) monthly installment payments of $5,000, (2) interest at the rate of 4% plus the prime rate by the agent  (3) secured by accounts receivable (4) with a discount provision of $200,000 after timely payments of the first $300,000.  In December 2004, the note was restructured into a new line of credit and discounted by $200,000. This new line of credit allows the Company to borrow a maximum of $100,000 based on 80% of eligible accounts receivables, payable in monthly installments of $5,000 plus interest at the rate of 4% plus the prime-lending rate.  As of December 31, 2005, the Company had borrowed $77,838.

 The Company has an additional unsecured line of credit in the amount of $775,000.  Borrowings under the Line of credit bear interest at the rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of December 31, 2005 the Company had an outstanding balance against this line of credit in the amount of $655,000.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

The Company is a lessee of certain equipment under capital leases that expire on various dates through April 2008.  Terms of the original leases call for monthly payments ranging from $314 to $9,163, at implicit rates of interest ranging from 8.6% to 25.0% per annum (the incremental borrowing rate).  Subsequently, the remaining leases were negotiated to settled amounts and carry no provisions for interest. The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

Minimum future lease payments under current lease agreements at December 31, 2005 are as follows:

Present value of Minimum lease payments

2006	109,767
2007	748,626
2008	12,520
Total Minimum Lease payments	870,913
Less amount representing interest	0
Present value of net minimum lease payments	870,913
Less Current Portion	-109,765
Long-term portion	$761,148

The following is an analysis of the equipment under capital leases as of December 31, 2005, which is included in property and equipment:
Equipment	1,797,958
less: Accumulated depreciation	-1,577,729
Net Equipment under capital leases	220,229

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 7 – NOTE PAYABLE

Note payable – related party, secured by deed of trust, 12% interest, originally due on

September 2005 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006.

Total Note Payable

 $456,000

Other Long-Term Debt

Other long-term debt consist of settlements reached with various vendors ranging from $1,400 to $120,000 with payment terms from two to five years in the total amount of $265,573.   Monthly installment payments to these vendors range from $70 to $2,500.

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 9 – CAPITAL STOCK TRANSACTIONS

1)

On May 20th, 2004, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

2)

an amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares to 110,000,000, 100,000,000 shares of which will be common stock  and 10,000,000  shares of which shall be preferred stock.

3)

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series A, and shall consist of 440 shares.

4)

On December 31, 2004, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

5)

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series B, and shall consist of 20,000 shares.

6)

On April 21, 2005, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

7)

The Company re-domiciled in the state of Nevada, where by increasing the number of authorized common shares to 200,000,000 and designating a par value of $.001 per share.

Common Stock transactions:

1)

In May of  2004 the company issued 4,000,000 shares to its founders.

2)

In May of 2004 the company entered into an agreement with eFund Capital Partners, LLC whereby eFund invested $200,000 and agreed to provide strategic assistance to the company.  In exchange, the company gave eFund Capital Partners, 2,000,000 shares of common stock and 200 shares of Series A Convertible Preferred Stock.

3)

In December 2004 the company cancelled 3,500,000 previously issued to founders and 1,500,000 shares previously issued efund, for a total of 5,000,000 shares.

4)

From June 16, 2004 to April 1, 2005 the Company sold  2,221,250 shares of common stock Private Placement Memorandum at $.80 per Share to 49  individuals generating net proceeds of $1,777,000.

5)

In December of 2004 the Company  issues 106,875 shares of common stock at $.80 per share, as compensation in the amount of $85,500.

6)

During 2005 the company issued 24,863 in lieu of interest payments a $.80 per share for a total of $24,894.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of  December 31, 2004 and 2005 there were 2,613,125 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

The holders of our common stock are entitled to share equally in dividends and other distributions that our board of directors may declare from time to time out of funds legally available for that purpose, if any, after the satisfaction of any prior rights and preferences of any outstanding preferred stock. If we liquidate, dissolve or wind up, the holders of shares of common stock will be entitled to share ratably in the distribution of all of our assets remaining available for distribution after satisfaction of all our liabilities and our obligations to holders of our outstanding preferred stock.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

PREFERRED STOCK

Our Articles of Incorporation authorize to issue 10,000,000 shares of preferred stock.  We authorized 440 as Series A Convertible Preferred Stock and have authorized 20,000 shares of Series B Convertible Preferred Stock.

As of  December 31, 2005, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000. Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert at the earlier of the election of the holder, or March 26, 2006. The holder of the Convertible A Preferred Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Convertible A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.

As of December 31, 2005 there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater. The minimum conversion price which Series B shareholders shall be to convert their Series B shares to common stock shall be $0.10.  The Series B Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than three (3) times the Purchase Price, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s By-Laws or Articles of Incorporation in a manner adverse to Series B Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series B Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series B Stock shall get two times (2x) return on its capital.  Once Series B Stock has recouped its two times (2x) return on capital then Series B Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock (the “Common Stock”) into which the Series B Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

Our board of directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of, and number of shares to be included in, each such series. Our board of directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

Unless our board of directors provides otherwise, the shares of all series of preferred stock will rank on parity with respect to the payment of dividends and to the distribution of assets upon liquidation. Any issuance by us of shares of our preferred stock may have the effect of delaying, deferring or preventing a change of our control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

WARRANTS

Series A - Common Stock Warrants:

We currently have 232,125 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase  5 shares of common stock at $2.00 per share.  The Series A Warrants will expire on November 15, 2006.

Series B - Common Stock Warrants

We currently have 232,125 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase  5 shares of common stock at $3.00 per share.  The Series A Warrants will expire on on May 15, 2007.

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 222,125 common stock units pursuant to a Private Placement Memorandum at $8.00 per unit to 49 individuals generating net proceeds of $1,777,000.  The Company also issued 10,000 units of common stock for compensation.  Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $2.00 per share which would expire on November 16, 2005, which has been subsequently extended by 12 months to November 15, 2006; and, Class B Warrants, for 5 shares at a price of $3.00 per share which would expire on May 16, 2006, which was subsequently extended to May 15, 2007.  As of December 31, 2005, no warrants were exercised.

A summary of warrant activity for the quarter ended December 31, 2005 is as follows:

	No. of Warrants	Weighted Average exercise price		Warrants Exercisable	Weighted Average exercise price
Outstanding December 31, 2003	0	0.00		0	0.00

Granted	321,250	2.50		321,250
Exercised	0	0.00		0

Outstanding December 31, 2004	321,250			321,250	2.50

Granted	143,000	2.50		143,000
Exercised	0	0.00		0

Outstanding December 31, 2005	464,250			464,250	2.50

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average exercise price	Weighted Average Remaining Contractual Life	No. of Warrants	Weighted Average exercise price
$ 2.00	232,125	$ 2.00	1.16	232,125	2.00
$ 3.00	232,125	$ 3.00	1.71	232,125	3.00

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi is the Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Operating Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.  Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a managing member of eFund Capital Partners, LLC.  Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through December 31, 2005 were $30,000.

Catherine Basinger, Esq.,wife of Barrett Evans, a managing member of eFund Capital Partners, LLC., is on legal retainer. Total payments made during the Year ended December 31, 2005 were $10,000.

South Coast Marketing, LLC is associated with Jeffrey Conrad and administrates SB-2 filing fees. Total payments made for the year ended December 31, 2005 was $7,667.

In May of 2004 the company entered into an agreement with eFund Capital Partners, LLC whereby eFund invested $200,000 and agreed to provide strategic assistance to the company.  In exchange, the company gave eFund Capital Partners, 2,000,000 shares of common stock and 200 shares of Series A Convertible Preferred Stock. The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and  disclaim any beneficial ownership of such shares of common stock.  Mr. Evans and Mr. Conrad have both been directors of the company since May 2004.

In July 2004 eFund Capital Partners, LLC assigned 1,000,000, shares of common stock and 33 shares of Series A Convertible Preferred Stock to Ashford Capital, LLC. The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.  Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  Ashford Capital, LLC received three shares pursuant to an assignment agreement with eFund Capital Partners, LLC.  Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.  Mr. Kavanaugh was a director of the company from May 2004 until December 2004.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

In September of 2004 the company issued to Ashford Transition Fund, L.P 40 shares of the companies  Series A Convertible Preferred Stock as consideration for a loan they gave the Company in the amount of $456,000.  Frank Kavanaugh is the managing partner of Ashford Transition Fund, L.P.  Total payments made during the year ended December 31, 2005 were $54,444.

In September of 2004 eFund Capital Partners, LLC assigned 30 shares of Series A Convertible Preferred Stock to Dennis Benner.  Dennis Benner is a Director of the company and acquired shares in the company  private placement memorandum dated June 9, 2004 as restated and amended on November 16, 2004 through  “The DW & JS Benner Family Trust.” Mr. Benner has dispositive and voting power over the shares in The DW & JS Benner Family Trust and claims beneficial ownership of them.  Mr. Benner and eFund Capital Partners, LLC have no affiliation.

In December of 2004 the company issued eFund Capital Partners, LLC 3,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $350,000 as consideration. The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  Mr. Evans and Mr. Conrad have both been directors of the company since May 2004.

In December of 2004 the company issued Kambiz Mahdi 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.   Kambiz Mahdi is a Director of the company .  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.

In December of 2004 the company issued Reza Zarif 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.  Reza Zarif is the Chief Executive Officer and a Director of the company.  Mr. Zarif has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.

On December 31, 2004, Ashford Capital, LLC, eFund Capital Partners, LLC each returned 750,000 shares of common stock to the company for cancellation and Kambiz Mahdi and Reza Zarif each returned 1,750,000 shares to the company for cancellation.  This was done to reduce the number of outstanding shares to be in line with the valuation of $.80/per share.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

Related Party Debt

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $150,000 as of December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $10,281.02 in interest and $3,978.00 in common stock with accrued interest payable of  $3,969.86 at December 31, 2005.

On January 1, 2005 the Company entered into a credit line agreement with Ashford Capital, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $100,000 as of  December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $11,747.94 in interest and 6,724.58 in common stock with accrued interest payable of  $1,910.96 at December 31, 2005.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of December 31, 2005.  Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, CEO and director. Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $7,228.78 in interest and $3,668.49 in common stock with accrued interest payable of $3,472.72 at December 31, 2005.

On March 8, 2005 the Company entered into a credit line agreement with William Duncan for $50,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $50,000 as of  December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $3,328.36 in interest and 2,158.90 in common stock with accrued interest payable of  $849.32 at December 31, 2005.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

On March 8, 2005 the Company entered into a credit line agreement with Benner Exemption Trust for $200,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accursed and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of December 31, 2005. Dennis Benner is a Director of the Company and controls the Benner Exemption Trust. Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $10.963.94 in interest and $7,292.71 in common stock with accrued interest payable of  $2,378.08 at December 31, 2005.

On March 22, 2005 the Company entered into a credit line agreement with Edward Lassiter for $140,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of June 30 2005.  Edward Lassiter is a shareholder of the Company and holds his shares in The Edward & Mildred Lassiter Restated Family Trust and The Edward & Mildred Lassiter Restated Family Trust dated April 14, 2000.  Mr. Lassiter currently holds 312,500 shares of the Company’s common stock, which is 9% of the outstanding shares of common stock.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $5,144.11 in interest and $1,507.95 in common stock with accrued interest payable of  $4,909.82 at December 31, 2005.

NOTE 11 – SUBSEQUENT EVENTS

Sale of Building

The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi is a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.  Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 12 - Recent Accounting Pronouncements Issued, Not Adopted

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.  The new standard will require entities to expense employee stock options and other share-based payments.  The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

December 31, 2005

NOTE 12 - Recent Accounting Pronouncements Issued, Not Adopted – Continued

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As  of  the  end  of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management,  including  the Chief Executive Officer and Chief Financial Officer,

of  the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act

of  1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Chief

Financial  Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded,

processed,  summarized  and  reported  within  the  time  periods  specified  in

Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief

Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our  disclosure  controls  and  procedures  are designed to provide reasonable  assurance  that  such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal  control  over  financial  reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

CHANGES  IN  INTERNAL  CONTROLS

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  the  fourth  quarter  covered  by  this Annual  Report on Form

10-KSB  that  materially  affected,  or  is  reasonably  likely  to  materially affect,  our  internal  control  over  financial  reporting.

ITEM  8B.  OTHER  INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age,  positions,  and offices or employments  for  the  past  five  years  as of March 15, 2006, of our executive officers  and directors. Members of the board are elected and serve for one year

NAME

AGE

POSITION

Kambiz Mahdi

41

Director

Reza Zarif

48

Chief Executive Officer, Director

Barrett Evans

33

Director

Jeffrey Conrad

32

Director

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

KAMBIZ MAHDI is a co-founder and has been with the company since its inception in 1993.  Mr. Mahdi has direct responsibilities for sales and marketing, overseeing financial activities, and developing and guiding the company’s vision and cultural values.  Prior to Probe, Mr. Mahdi was the Technical Sales Manager for six years with Future Electronics, a billion dollar electronics distributor. While at Future Electronics, Mr. Mahdi developed technical management leadership and management tools for their highest technology customers and applications.  Mr. Mahdi has a BS degree in Electrical Engineering.

REZA ZARIF is a co-founder and has been with the company as chief executive officer since its inception in 1993.  Mr. Zarif is responsible for all operational activities as well as developing and guiding the company's vision and cultural values.  Prior to Probe, Mr. Zarif was at Graphtec Incorporated of Japan for 7 years where he was responsible for transferring manufacturing and associated technologies from Japan to the United States.  Mr. Zarif has a BA and MA in Cultural Anthropology and earned the status of "Summa Cum Laude" at the University of California, Irvine.

BARRETT EVANS has been our director since July 15, 2004. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital. Mr. Evans founded BRE Investments & Consulting, LLC. in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara. He also serves as a director for NeWave, Inc. and Xtreme Companies, Inc.

JEFFREY CONRAD has been our director since July 15, 2004.  Mr. Conrad is a Venture Partner with eFund Capital Partners, LLC. Jeff worked as a contract attorney for the law firm of Gibson, Dunn and Crutcher, LLP until December 1999 when he joined eFund Capital Partners. Prior to that time he worked with Diana Perez, Attorney at Law, Kushner-Locke International and Universal Pictures. Jeff's primary focus has been on entertainment and corporate transactions. Jeff has also worked as a junior publicist for the public relations firm Levine Communications where his focus was strategic advertising and marketing. Jeff received his Juris Doctorate from Loyola Law School and is a member of the State Bar of California. Jeff received his Bachelor's degree from the University of California, Los Angeles.

BOARD  OF  DIRECTORS

We currently have five members of our Board of Directors, who are elected to annual terms and  until  their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships  among  any  of  our  directors,  officers  or  key  employees.  On April 13, 2006, Mr. Dennis Benner our director and chairman of the board of directors resigned from the board of directors to pursue other interest.

AUDIT  COMMITTEE

We  do not have a separate Audit Committee. Our full Board of Directors performs the  functions usually designated to an Audit Committee. Mr. Evans, a Director ,

qualifies  as an "audit committee financial expert" as defined in Item 401(e)(2)

of  Regulation  S-B.

CODE  OF  ETHICS

We  have  adopted  a  code  of  ethics  that  applies to our principal executive officer,  principal  financial  officer,  principal  accounting  officer  or controller, or persons performing similar functions. We are filing our Code of Ethics to  our  Report  on  Form 10-KSB for the year ended December 31, 2005 as Exhibit 14.1.  Our  Code  of  Ethics  is  available  upon  request  at  no charge to any shareholder.

ITEM  10.  EXECUTIVE COMPENSATION.

The following  table  presents  a summary of the compensation paid to our Chief Executive Officer and Chief Operating Officer. No other executive officer received compensation in excess of$100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation,  restricted  stock  awards  or  stock  options/SARs  or any other compensation  paid  to  the  executive  officers.

                                                                                                     Annual Compensation                               Long Term Compensation

                                                                                              ---------------------------------------  ----------------------------------------------------------

                                                                                                                                                           Awards                           Payouts

                                                                                                                                                    ------------------------------     -----------------------

                                                                                                                                                          Restricted

                                                                                                                             Other                    Stock               Securities

                                                                                                                           Annual                  Awards           Underlying           LTIP        All   Other

                 Name and Principal Position   Year (1)  Salary      ($)Bonus   ($)    Comp ($)      ($)                        Options/SARs       Payout ($)  Comp. ($)

                  _______________________________________________________________________________________________________________

                 Kambiz Mahdi, Chief               2002     $230,513.79       0                    0                       0                          0                            0           0

                 Executive                                  2003     $174,632..59      0                    0                       0                          0                            0           0

                 Officer and Director                 2004     $167,000.00       0                     0                      0                          0                             0           0

                                                                   2005    $167,000.00        0                    0                       0                          0                            0            0

                 Reza Zarif, Chief                      2002     $230,513.79        0                    0                       0                          0                             0           0

                 Operating Officer                     2003     $174,632..59       0                    0                       0                           0                             0          0

                                                                   2004     $167,000.00        0                    0                       0                           0                             0          0

                                                                   2005     $167,000.00        0                    0                       0                           0                             0          0

Currently we do not have any of our executives or officers under employments contracts. However, Kambiz Mahdi, our former chief executive officer and Reza Zarif, our former chief operations officer, and current chief executive officer have orally agreed to accept $167,000 per annum as compensation for his services for the ended December 31, 2005.

On September 15, 2005 our board of directors replaced our chief executive officer, Kambiz Mahdi, with Reza Zarif, our former chief operations officer.  In November of 2005, Mr. Mahdi decided to leave the company to pursue other interests

EMPLOYMENT  AGREEMENTS

Currently we do not have any of our executives or officers under employments contracts. However, Reza Zarif, our chief executive officer, has orally agreed to accept $167,000 per annum as compensation for his services.

DIRECTOR  COMPENSATION

We currently have five members of our board of directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

We currently reimburse directors for travel expenses associated with their work for the company and have agreed to establish a compensation plan to be submitted for approval by the shareholders at our annual meeting in 2006.  Until a plan is established and approved by the shareholders, directors will not be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED  STOCKHOLDER  MATTERS.

The  following  table  sets  forth certain information concerning the beneficial ownership  of  our outstanding classes of stock as of December 31, 2005, by each person  known  by us to (i) own beneficially more than 5% of each class, (ii) by each  of  our  Directors  and  Executive Officers and (iii) by all Directors and Executive  Officers  as  a  group.  Unless  otherwise  indicated  below,  to our knowledge,  all  persons listed below have sole voting and investment power with respect  to  their shares of common stock except to the extent that authority is shared  by  spouses  under  applicable  law.

The number of shares of common stock issued and outstanding on December 31, 2005 was 3,577,364  shares. The calculation of percentage ownership for each listed beneficial  owner  is based upon the number of shares of common stock issued and outstanding on December 31, 2005, plus shares of common stock subject to options held  by  such  person  on  December  31,  2005  and  exercisable within 60 days thereafter.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership (1)
Kambiz Mahdi (2)	1,390,646	14.3%
Reza Zarif (3)	1,390,646	14.3%
Dennis Benner (4)	335,396	3.4%
Barrett Evans (5)	1,086,224	11.2%
Jeffrey Conrad (6)	1,086,224	11.2%
eFund Capital Partners, LLC (7)	1,086,224	11.2%
Ashford Capital, LLC (8)	944,966	9.7%
Edward Lassiter (9)	627,102	6.4%
Global Capital Management, Inc. (10)	750,000	7.7%
Total	4,202,912	43.4%

Total of All officers and directors	6,524,980	67.4%

(1)

The number of shares of common stock outstanding as of January 20, 2006 is 3,346,246.  The percentage of ownership includes shares underlying other classes of securities held by the individuals, such as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and Series A and Series B Warrants which can be converted into common stock within 60 days of this offering.

(2)

 The percentage of ownership assumes the Series B Convertible Stock holders, Mr. Zarif, eFund Capital Partners, LLC and Mr. Mahdi convert at a price of $0.80.  Furthermore, it assumes the Series A and Series B warrant holders exercise all their warrants.  It also assumes that the Series A Convertible Stock holders convert there shares as well.  The total outstanding shares on a fully-diluted basis used to calculate the number of shares outstanding is 9,674,355.

(3)

Kambiz Mahdi is one of our founders and a director of ours.  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.  Mr. Mahdi acquired his shares as a founder of Probe.

(4)

Reza Zarif is our chief executive officer and a director of ours.  Mr. Zarif has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.  Mr. Zarif acquired his shares as a founder of Probe.

(5)

Dennis Benner is a director of ours and acquired shares in our private placement memorandum dated July 15, 2004 as restated and amended on November 16, 2004 through “The DW & JS Benner Family Trust.” Mr. Benner has dispositive and voting power over the shares in The DW & JS Benner Family Trust and claims beneficial ownership of them.

(6)

Please see number (7) below.

(7)

Please see number (7) below.

(8)

The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004.  Mr. Evans and Mr. Conrad have both been directors of ours since May 2004.

(9)

The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.  Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  Ashford Capital, LLC received these shares pursuant to an assignment agreement with eFund Capital Partners, LLC.  Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.  Mr. Kavanaugh was a director of ours from May 2004 until December 2004.

(10)

Edward Lassiter is a shareholder of ours and holds his shares in The Edward & Mildred Lassiter Restated Family Trust and The Edward & Mildred Lassiter Restated Family Trust dated April 14, 2000.  Mr. Lassiter purchased the shares through our private placement memorandum dated July 15, 2004. Mr. Lassiter has dispositive and voting power over the shares.

(11)

(12)

Global Capital Management, Inc. is a Japanese private equity firm.  The company’s president is Ikuo Ito. Mr. Ito has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Ito may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Ito does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  The company bought its shares through our private placement memorandum dated July 15, 2004.  Mr. Ito also owns 25,000 shares of common stock personally which were also purchased through our private placement memorandum dated July 15, 2004

The number of shares of common stock issued and outstanding on December 31, 2005 was  3,577,364  shares.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company leases its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi is the Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Operating Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC,  and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the year ended December 31, 2005 was $236,400.  Subsequently the building was sold. As of March 2006 the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a managing member of eFund Capital Partners, LLC.  Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments made during the 6 months ended June 30, 2005 were $110,422, with an unpaid balance of $12,500 at June 30, 2005

In May of 2004 we issued 2,000,000of common stock to each of our two founders, Kambiz Mahdi and Reza Zarif, for no cash consideration when converted the corporation from an S to a C corporation in order for the two founders to maintain ownership in the corporation going forward.

In May of 2004 we entered into an agreement with eFund Capital Partners, LLC whereby eFund invested $200,000 and agreed to provide strategic assistance to us.  In exchange, we gave eFund Capital Partners, 2,000,000 shares of common stock and 200 shares of Series A Convertible Preferred Stock. The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  Mr. Evans and Mr. Conrad have both been directors of ours since May 2004.

In May of 2004 the company issued 100 shares of Series A Preferred Stock to Kambiz Mahdi pursuant to a Series A Convertible Preferred Stock Agreement.

In May of 2004 the company issued 100 shares of Series A Preferred Stock to Reza Zarif pursuant to a Series A Convertible Preferred Stock Agreement.

In July 2004 eFund Capital Partners, LLC assigned 1,000,000, shares of common stock and 33 shares of Series A Convertible Preferred Stock to Ashford Capital, LLC. The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.  Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  Ashford Capital, LLC received there shares pursuant to an assignment agreement with eFund Capital Partners, LLC.  Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.  Mr. Kavanaugh was a director of ours from May 2004 until December 2004.  eFund assigned its shares to Ashford as a result of eFund realizing they needed more assistance with restructuring the company’s business operations and they want Ashford to also be involved in assisting them with the Probe’s restructure.

On January 1, 2005 we entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of June 30, 2005.  Rufina Paniego is the wife of Reza Zarif who is the company’s founder, CEO and director. Total payments made during the 6 months ended June 30, 2005 consisted of $0 in principal and $3,345 of interest , with accrued interest payable of  $3,287 at June 30, 2005.

In September of 2004 we issued the Ashford Transition Fund, L.P 40 shares of the company’s  Series A Convertible Preferred Stock as consideration for a loan they gave the company in the amount of $456,000.  Frank Kavanaugh is the managing partner of Ashford Transition Fund, L.P.  Total payments made during the 6 months ended June 30, 2005 consisted of $0 in principal and $60,060 of interest , with accrued interest of $20,020 at June 30, 2005.

In September of 2004 eFund Capital Partners, LLC assigned 30 shares of Series A Convertible Preferred Stock to Dennis Benner.  Dennis Benner is a director of ours and acquired shares in our private placement memorandum dated July 15, 2004 as restated and amended on November 16, 2004 through  “The DW & JS Benner Family Trust.” Mr. Benner has dispositive and voting power over the shares in The DW & JS Benner Family Trust and claims beneficial ownership of them.  Mr. Benner and eFund Capital Partners, LLC have no affiliation.

In December of 2004 we issued eFund Capital Partners, LLC 3,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $350,000 as consideration. The managing members of eFund Capital Partners, LLC are Barrett Evans and Jeffrey Conrad. Mr. Evans and Mr. Conrad jointly have authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans and Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans and Mr. Conrad do not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  Mr. Evans and Mr. Conrad have both been directors of ours since May 2004.

In December of 2004 we issued Kambiz Mahdi 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.   Kambiz Mahdi is one of our founders and a director of ours.  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.

In December of 2004 we issued Reza Zarif 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.  Reza Zarif is our chief executive officer and a director of ours.  Mr. Zarif has dispositive and voting power over his shares and claims beneficial ownership of them.  He has all the rights pursuant to such ownership.

On December 31, 2004, Ashford Capital, LLC, eFund Capital Parnters, LLC each returned 750,000 shares of common stock to the company for cancellation and Kambiz Mahdi and Reza Zarif each returned 1,750,000 shares to the company for cancellation.  This transaction took place because our board of directors and our large inside shareholders thought it was in the best interest of the company to reduce the number of outstanding shares of common stock.

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $150,000 as of December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $10,281.02 in interest and $3,978.00 in common stock with accrued interest payable of  $3,969.86 at December 31, 2005.

On January 1, 2005 the Company entered into a credit line agreement with Ashford Capital, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $100,000 as of  December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $11,747.94 in interest and 6,724.58 in common stock with accrued interest payable of  $1,910.96 at December 31, 2005.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8%

will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of December 31, 2005.  Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, CEO and director. Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $7,228.78 in interest and $3,668.49 in common stock with accrued interest payable of $3,472.72 at December 31, 2005.

On March 8, 2005 the Company entered into a credit line agreement with William Duncan for $50,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $50,000 as of  December 31, 2005.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $3,328.36 in interest and 2,158.90 in common stock with accrued interest payable of  $849.32 at December 31, 2005.

On March 8, 2005 the Company entered into a credit line agreement with Benner Exemption Trust for $200,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accursed and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of December 31, 2005. Dennis Benner is a Director of the Company and controls the Benner Exemption Trust. Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $10.963.94 in interest and $7,292.71 in common stock with accrued interest payable of  $2,378.08 at December 31, 2005.

On March 22, 2005 the Company entered into a credit line agreement with Edward Lassiter for $140,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of June 30 2005.  Edward Lassiter is a shareholder of the Company and holds his shares in The Edward & Mildred Lassiter Restated Family Trust and The Edward & Mildred Lassiter Restated Family Trust dated April 14, 2000.  Mr. Lassiter currently holds 312,500 shares of the Company’s common stock, which is 9% of the outstanding shares of common stock.  Total payments made during the 12 months ended December 31, 2005 consisted of $0 in principal and $5,144.11 in interest and $1,507.95 in common stock with accrued interest payable of  $4,909.82 at December 31, 2005.

ITEM  13.  EXHIBITS.

EXHIBIT

NUMBER  DESCRIPTION

-------------------

3.1 Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

3.2 Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

4.1  Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

4.2 Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

4.3  Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

4.4  Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

4.5 Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference

4.6 Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference).

10.1  Lease  Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.2 Consulting  Agreement  between  Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.3  Legal retainer agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.4 Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.5 Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.6 Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.7 Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.8 Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2004  (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.9 Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.9 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.10 Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.11 Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.12 Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.13 Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.14 Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10. 15 Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.16 Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.17 Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.18 Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.19 Promissory note with Rufina V. Paniego dated July 1, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).

10.20 Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.21 Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.22 Sample purchase order agreement with Asymtek Corporation (included as exhibit 10.22 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.23 Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.24 Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.25 Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

10.26 Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005 filed herewith.

16.1 Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

14.1 Code of Ethics filed herewith.

16.1 Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

21.1  List  of  Subsidiaries  (included as Exhibit 21.1 to the Form 10-KSB filed  herewith

23.1  Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed

March  21,  2006,  and  filed  herewith.

23.2 Report of Independent Registered Public Accounting Firm regarding the audit of  Probe Manufacturing,  Inc.  for the  year  ended  December 31, 2004, and filed herewith.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley  Act  of  2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley  Act  of  2002.

32.1  Certification  of  Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

Jaspers + Hall, PC were our auditors for the fiscal year ended December  31,  2004 and December 31, 2005 and for the three quarters ended September 30, 2005.

For  their  review of our Quarterly Reports on Form 10-Q for the fiscal year 2005, Jaspers + Hall, PC billed  us  $9,000.  For  their  2004 year end audit Jaspers + Hall, PC billed us $12,500. We have contracted  Jaspers  +  Hall,  PC  to complete the 2005 year end audit for $15,000.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

THE  BOARD  OF  DIRECTORS  PRE-APPROVAL  POLICY  AND  PROCEDURES

We  do not have a separate Audit Committee. Our full Board of Directors performs the  functions  of  an  Audit  Committee.  During fiscal year 2005, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit  or  non-audit service unless either the service is approved in advance by the  Board  of Directors or the engagement to render the service is entered into pursuant  to the Board of Director's pre-approval policies and procedures. On an annual  basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

The  Board  has considered whether the provision of the services described above under  the caption "All Other Fees" is compatible with maintaining the auditor's independence.

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  14th day  of  April 2006.

PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/  Reza Zarif

___________________

By:       Reza Zarif

Director  and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has  been  signed below by the following persons on behalf of the registrant and in  the  capacities  and  on  the  date  indicated.

Signature

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

April 14, 2006

_______________________

Reza Zarif

/s/ Barrett Evans

_______________________Interim Chief Financial Officer, and Director

April 14, 2006

Barrett Evans

/s/ Kambiz Mahdi

Director

April 14, 2006

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

April 14, 2006

_______________________

Jeffrey Conrad