Form 10-Q
period 2006-03-31
Probe Manufacturing Inc
filed 2006-05-17
CIK 1329606

____________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD  ENDED  MARCH  31,  2006.

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

13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined by

Rule 12b-2 of the Exchange Act)   Yes ___ No X

As of March 31, 2006, the Issuer had 3,577,364 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

PROBE MANUFACTURING, INC.

10-KSB

TABLE  OF  CONTENTS

PART I.  FINANCIAL  INFORMATION

--------------------------------

Item 1.  Financial  Statements.

1-20

Item 2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

21

Item 3.  Controls  and  Procedures.

27

PART II.  OTHER  INFORMATION

----------------------------

Item 1.  Legal  Proceedings.

27

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds.

28

Item 3.  Defaults  Upon  Senior  Securities.

28

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

28

Item 5.  Other  Information.

28

Item 6.  Exhibits  and  Reports  on  Form  8-K.

28

ITEM 1.  FINANCIAL  STATEMENTS.

Probe Manufacturing, INC.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2006, and the related statements of operations and of cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, conditions exist, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

May 15, 2006

PROBE MANUFACTURING, INC.
Balance Sheet

	Un-Audited
ASSETS	March 31, 2006	December 31, 2005
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade - net	863,652	692,212
Inventory	1,454,258	1,296,386
Prepaid expenses	30,580	50,020
Total Current Assets	2,348,490	2,038,618

Property and equipment - net	281,635	337,889

Deposits	58,544	27,963

TOTAL ASSETS	$ 2,688,669	$ 2,404,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$ 55,710	$ 154,596
Accounts payable - trade	915,679	691,694
Other Expenses	199,481	282,503
Line of credit borrowings	755,000	732,838
Notes payable	73,000	456,000
Current Portion of LT Debt	218,285	222,448
Total Current Liabilities	2,217,155	2,540,079

Long-Term Debt:
Other long-term debt	820,555	265,573
Capital lease obligations	836,751	870,915
Less Current portion of Long Term Debt	(218,285)	(222,448)
Total Long-Term Debt	1,439,021	914,040
TOTAL LIABILITIES	3,656,176	3,454,119

Stockholders' Deficit:
Preferred A stock, stated value $1,000 per share; 440 shares
authorized; 440 shares issued and outstanding	440,000	440,000
Preferred B stock, stated value $100 per share; 20,000 shares
authorized; 12,500 shares issued and outstanding	1,250,000	1,250,000
Common stock, $.001 par value; 200,000,000 shares
authorized; 3,380,918 and 3,359243 shares issued and outstanding, respectively.	3,381	3,359
Additional paid-in capital	(1,716,208)	(1,733,525)
Accumulated deficit	(944,680)	(1,009,483)
Total Stockholders' Deficit	(967,507)	(1,049,649)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,688,669	$ 2,404,470

See Accountants review report

Probe Manufacturing, Inc.
Statement of Operations
For the 3 month periods ended March 31

	Un-Audited	Un-Audited
	2006	2005

SALES	$ 2,049,322	$ 1,385,729

COST OF GOODS SOLD	1,425,878	1,093,365

GROSS PROFIT	623,444	292,364

GENERAL AND ADMINISTRATIVE	481,571	432,284

NET Profit / (LOSS) FROM OPERATIONS	141,873	(139,920)

OTHER INCOME	1,774	(2,951)
OTHER EXPENSES	-	6,975
INTEREST EXPENSE	(78,845)	(39,621)

NET Profit / (LOSS) BEFORE INCOME TAXES	64,802	(175,517)

INCOME TAXES	-	-

NET Profit / (LOSS)	$ 64,802	$ (175,517)

Per Share Information:
Basic weighted average number
of common shares outstanding	3,368,636	2,916,042

Net Profit / (Loss) per common share	$ 0.02	$ (0.06)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	12,972,621	2,916,042

Diluted, Net Profit / (Loss) per common share	$ 0.005	$ -

See Accountants review report

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the three month periods ended March 31,

	Un-Audited	Un-Audited
	2006	2005
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 64,802	$ (175,517)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	59,754	39,095
Stock issued for Interest	17,340
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(171,440)	(262,505)
(Increase) decrease in inventory	(157,872)	(156,709)
(Increase) decrease in prepaid expenses	19,440	(11,268)
(Increase) decrease in deposits	(30,581)	-
(Decrease) increase in accounts payable	223,986	(182,519)
Other (Decrease) increase in accrued expenses	42,685	110,906
Net cash provided / (used) in operating activities	68,114	(638,517)

Other Expenses
Purchase of property and equipment	(3,500)	(10,998)
Cash Flows Used In Investing Activities	(3,500)	(10,998)

Cash Flows from Financing Activities
Bank Overdraft	(98,886)	(100,567)
Borrowings under line of credit, net	22,161	438,397
Principal payments on capital lease obligations	(34,164)	(31,678)
Proceeds from sale of stock	-	532,000
Proceeds / (Payments) on notes payable	46,275	(135,293)
Cash Flows Provided / (used) By Financing Activities	(64,614)	702,859

Net (Decrease) Increase in Cash and Cash Equivalents	-	53,344

Cash and Cash Equivalents at Beginning of Period	-	40,402

Cash and Cash Equivalents at End of Period	$ -	$ 93,746

Supplemental Information:
Interest Paid	$ 78,845	$ 39,683
Income Taxes Paid	$ -	$ 800

See Accountants review report

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2006, the Company was re-domiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial and instrumentation, communication, semiconductor, automotive, medical, and military segments. This includes globally integrated end to end manufacturing solutions ranging from engineering printed circuit card assembly, cable assembly, enclosures, complete system integration and test, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $65,604 for the three month period ended, March 31, 2006, and a working capital surplus of $127,172, they did have an accumulated deficit of $944,680 as of March 31, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines. (iii) we are also evaluating the possibility of moving into a more feasible facility;  (b) we are negotiating to replace our lines of credit with an agreement(s) that have more attractive terms and expand borrowing capacity, as well as increasing our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price.  (d)  Decrease inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company follows United States generally accepted accounting principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Company’s reviewed consolidated financial statements.

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

Table of Contents

  Estimates
  Property and Equipment
  Revenue Recognition
    Fair Value of Financial Instruments
    NOTE 6 - CAPITAL LEASE OBLIGATIONS
    NOTE 7 – RELATED PARTY -NOTES PAYABLE
    NOTE 8 – COMMITMENTS AND CONTIGENCIES
    Operating Rental Leases
    The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Warrants Activity for the Period and Summary of Outstanding Warrants
    The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi is the Chief Executive Officer and a Director of the company.   Reza Zarif is the Chief Operating Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and Apt Leadership, LLC and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the three month period ended, March 31, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement (in the same facility) which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.   Jeffrey Conrad is also a managing member of eFund Capital Partners, LLC.   Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.   eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through March 31, 2006 were $7500.
    Catherine Basinger, Esq., wife of Barrett Evans, a managing member of eFund Capital Partners, LLC., is on legal retainer. Total payments made during the Three month period ended, March 31, 2006 were $0
    South Coast Marketing, LLC is associated with Jeffrey Conrad and administrates SB-2 filing fees. Total payments made for the three month period ended, March 31, 2006 was $0.
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
    Related Party Debt
  Estimates
  Property and Equipment
  Revenue Recognition
    Fair Value of Financial Instruments

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

Accounts Receivable

The Company, grants credit to its customers within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2006, the Company has a reserve of $33,133.

Five (5) customers accounted for approximately 88% of accounts receivable at March 31, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our Industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  As of March 31, 2006, the Company had a reserve of $229,000.

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

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended March 31, 2006, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At March 31, 2006 there were warrants outstanding to purchase 2,321,250 common shares which may dilute future earnings per share. At March 31, 2006 there were 12,500 shares of Preferred B outstanding which would convert to 1,562,500 common shares which may dilute future earnings per share.  At March 31, 2006 there were 440 shares of Preferred A outstanding which would convert to 5,707593 common shares which may dilute future earnings per share.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the first quarter of 2006 is offset by previous losses.

NOTE 3 - INVENTORY

Inventories at March 31, 2006 by major classification were comprised of the following:

Raw Material	1,283,873
Work in Process	381,915
Finished Goods	17,470
Total	1,683,258
Less Reserve for excess or obsolete inventory	(229,000)
Net Inventory	1,454,258

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at March 31, 2006:

Furniture and fixtures	547,607
Equipment	2,658,061
Vehicles	44,708
Leasehold improvements	163,153
Total	3,413,529
Less accumulated depreciation and amortization	(3,131,894)
Net Fixed Assets	281,635

NOTE 5 – LINE OF CREDIT

The Company had a revolving line of credit (the “Line”) with a financial institution, which allowed them to borrow a maximum of $1,100,000 based on 80% of eligible accounts receivable, as defined.  Borrowings under the Line, bore interest at prime (4.25% plus 10.5% per annum) were secured by substantially all of the Company’s assets and are personally guaranteed by the stockholders.  In March 2004 the Line was restructured into a term loan in the amount of $500,000. Terms of the Note were: (1) monthly installment payments of $5,000, (2) interest at the rate of 4% plus the prime rate by the agent  (3) secured by accounts receivable (4) with a discount provision of $200,000 after timely payments of the first $300,000.  In December 2004, the note was restructured into a new line of credit and discounted by $200,000. This new line of credit allows the Company to borrow a maximum of $100,000 based on 80% of eligible accounts receivables, payable in monthly installments of $5,000 plus interest at the rate of 4% plus the prime-lending rate.  This Note was paid in full on March 10, 2006.

 The Company has an additional, lines of credit in the amount of $875,000 secured by assets of the company.  Borrowings under the Line of credit bear interest at the rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of March 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $755,000.

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

Minimum future lease payments under current lease agreements at March 31, 2006 are as follows:

Present value of Minimum lease payments

2006	83,102
2007	741,129
2008	12,520
Total Minimum Lease payments	836,751
Less amount representing interest	0
Present value of net minimum lease payments	836,751
Less Current Portion	-105,602
Long-term portion	$731,149

The following is an analysis of the equipment under capital leases as of December 31, 2005, which is included in property and equipment:
Equipment	1,797,958
less: Accumulated depreciation	-1,612,729
Net Equipment under capital leases	185,229

NOTE 7 – RELATED PARTY -NOTES PAYABLE

A) Note payable – related party, secured by deed of trust, 12% interest, originally due on

September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006.

The balance of  Note $456,000was paid in full on March 10, 2006

 Note Payable

 $0

B) Note Payable number 2029052, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Kambiz Mahdi.

Note Payable

  $36,500

C) Note Payable number 2029051, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Reza Zarif.

Note Payable

  $36,500

D) Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of March 31, 2006 the outstanding balance was $29,649. Payable to Kambiz Mahdi.

Note Payable

  $29,649

E) Note Payable number 2029053, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of March 31, 2006 the outstanding balance was $29,649. Payable to Payable to Reza Zarif

Note Payable

  $29,649

F) Note Payable number 2029055, dated March 10, 2006  – related party, Special use, line of credit in the amount of $90,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock), due May 10, 2007.  As of March 31, 2006 the outstanding balance was $29,649. Payable to Payable to Reza Zarif

Note Payable

  $59,298

G) Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.

Note Payable

  $233,005

H) Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.

 Note Payable

  $233,005

Other Long-Term Debt

Other long-term debt consist of settlements reached with various vendors ranging from $1,400 to $120,000 with payment terms from two to five years in the total amount of $265,573.   Monthly installment payments to these vendors range from $70 to $2,500.   As of March 31, 2006 the outstanding balance was $125,707.

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six month at a monthly rate of $30580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

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

a.

An amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares to 110,000,000, 100,000,000 shares of which will be common stock  and 10,000,000  shares of which shall be preferred stock.

b.

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series A, and shall consist of 440 shares.

2)

On December 31, 2004, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series B, and shall consist of 20,000 shares.

3)

On April 21, 2005, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

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

6)

During 2005 the company issued 31,118 shares of common stock, in lieu of interest payments at $.80 per share for a total of $24,894.

7)

In February 2006 the company issued 21,675 shares of common stock, in lieu of interest payments at $.80 per share for a total of $17,340.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of  March 31, 2006 and December 31, 2005 and 2006 there were 3,380,918 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of  March 31, 2006, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000. Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert at the earlier of the election of the holder, or March 26, 2006. The holder of the Convertible A Preferred Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Convertible A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.

As of March 31, 2006 there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater. The minimum conversion price which Series B shareholders shall be to convert their Series B shares to common stock shall be $0.10.  The Series B Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than three (3) times the Purchase Price, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s By-Laws or Articles of Incorporation in a manner adverse to Series B Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series B Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series B Stock shall get two times (2x) return on its capital.  Once Series B Stock has recouped its two times (2x) return on capital then Series B Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock (the “Common Stock”) into which the Series B Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

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

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 222,125 common stock units pursuant to a Private Placement Memorandum at $8.00 per unit to 49 individuals generating net proceeds of $1,777,000.  The Company also issued 10,000 units of common stock for compensation.  Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $2.00 per share which would expire on November 16, 2005, which has been subsequently extended by 12 months to November 15, 2006; and, Class B Warrants, for 5 shares at a price of $3.00 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2007.  As of March 31, 2006, no warrants were exercised.

A summary of warrant activity for the quarter ended March 31, 2006 is as follows:

	No. of Warrants	Weighted Average exercise price		Warrants Exercisable	Weighted Average exercise price
Outstanding December 31, 2003	0	0.00		0	$0.00

Granted	321,250	$2.50		321,250
Exercised	0	$0.00		0

Outstanding December 31, 2004	321,250			321,250	$2.50

Granted	143,000	$2.50		143,000
Exercised	0	$0.00		0

Outstanding March 31, 2006	464,250			464,250	$2.50

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average exercise price	Weighted Average Remaining Contractual Life	No. of Warrants	Weighted Average exercise price
$ 2.00	232,125	$2.00	.91	232,125	$2.00
$ 3.00	232,125	$3.00	1.46	232,125	$3.00

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi is the Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Operating Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and Apt Leadership, LLC and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the three month period ended, March 31, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement (in the same facility) which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a managing member of eFund Capital Partners, LLC.  Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through March 31, 2006 were $7500.

Catherine Basinger, Esq., wife of Barrett Evans, a managing member of eFund Capital Partners, LLC., is on legal retainer. Total payments made during the Three month period ended, March 31, 2006 were $0

South Coast Marketing, LLC is associated with Jeffrey Conrad and administrates SB-2 filing fees. Total payments made for the three month period ended, March 31, 2006 was $0.

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

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

In July of 2004 eFund Capital Partners, LLC assigned 67 shares of Series A Convertible Preferred Stock to Apt Leadership, LLC as consideration for Apt Leadership, LLC’s assistance in helping restructuring our company. The Managing Member of Apt Leadership, LLC is Frank Kavanaugh.  Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  Apt Leadership, LLC and eFund Capital Partners, LLC have no affiliation.  Mr. Kavanaugh was a director of the company from May 2004 until December 2004.

In September of 2004 the company issued to Ashford Transition Fund, L.P 40 shares of the companies  Series A Convertible Preferred Stock as consideration for a loan they gave the Company in the amount of $456,000.  Frank Kavanaugh is the managing partner of Ashford Transition Fund, L.P.  Total payments made during the three month period ended, March 31, 2006 were $54,444.

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

In December of 2004 the company issued Kambiz Mahdi 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.   Kambiz Mahdi is the Chief Executive Officer and a Director of the company .  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.

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

Related Party Debt

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $150,000 as of March 31, 2006.  Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $3,898.62 in interest and $1,890.42 in common stock with accrued interest payable of  $8,438.37 at March 31, 2006.

On January 1, 2005 the Company entered into a credit line agreement with Ashford Capital, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $100,000 as of  March 31, 2006.  Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $2,465.76 in interest and 1,260.28 in common stock with accrued interest payable of  $1,471.84 at March 31, 2006.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 3007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of March 31, 2006.  Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, COO and director. Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $1,969.32 in interest and $945.20 in common stock with accrued interest payable of $4,262.42 at March 31, 2006.

On March 8, 2005 the Company entered into a credit line agreement with William Duncan for $50,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $50,000 as of  March 31, 2006.  Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $1,479.45 in interest and $1,008.23 in common stock with accrued interest payable of  $1,517.82 at March 31, 2006.

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

On March 8, 2005 the Company entered into a credit line agreement with Benner Exemption Trust for $200,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accursed and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of March 31, 2006. Dennis Benner controls the Benner Exemption Trust and was a Director of the Company up until February 2006, at which time he resigned.  Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $4,142.47 in interest and $2,822.30 in common stock with accrued interest payable of  $4,188.49 at March 31, 2006.

On March 22, 2005 the Company entered into a credit line agreement with Edward Lassiter for $140,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of June 30 2006.  Edward Lassiter is a shareholder of the Company and holds his shares in The Edward & Mildred Lassiter Restated Family Trust and The Edward & Mildred Lassiter Restated Family Trust dated April 14, 2000.  Mr. Lassiter currently holds 312,500 shares of the Company’s common stock, which is 9% of the outstanding shares of common stock.  Total payments made during the 3 months ended March 31, 2006 consisted of $0 in principal and $4,142.47 in interest and $2,823.01 in common stock with accrued interest payable of  $4,188.49 at March 31, 2006.

NOTE 11 – SUBSEQUENT EVENTS

There were no subsequent events which would have a material impact on the financial statements

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Cautionary Statement Concerning Forward Looking Statements

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

Summary of Results:

Probe Manufacturing, Inc.
Statement of Operations
For the 3 month periods ended March 31

	Un-Audited	Un-Audited
	2006	2005

SALES	$ 2,049,322	$ 1,385,729

COST OF GOODS SOLD	1,425,878	1,093,365

GROSS PROFIT	623,444	292,364

GENERAL AND ADMINISTRATIVE	481,571	432,284

NET Profit / (LOSS) FROM OPERATIONS	141,873	(139,920)

OTHER INCOME	1,774	(2,951)
OTHER EXPENSES	-	6,975
INTEREST EXPENSE	(78,845)	(39,621)

NET Profit / (LOSS) BEFORE INCOME TAXES	64,802	(175,517)

INCOME TAXES	-	-

NET Profit / (LOSS)	$ 64,802	$ (175,517)

Per Share Information:
Basic weighted average number
of common shares outstanding	3,368,636	2,916,042

Net Profit / (Loss) per common share	$ 0.02	$ (0.06)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	12,972,621	2,916,042

Diluted, Net Profit / (Loss) per common share	$ 0.005	$ -

Key Performance Indicators	3 months ended March 31,
	2006	2005
Inventory Turns	4.15	5.67
Days Sales in Backlog	236	212
Days Receivables Outstanding	38	50
Days Payables Outstanding	58	41

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for the quarter. In the 1st quarter of 2006 our inventory turns went down to about 4.15 primarily due to support a increase in business with a major new customer in April of 2006. During the fiscal 2005, inventory turns decreased primarily due to three factors; a) introducing new customers which means we have to purchase minimum required inventory to meet their specific requirements, b) we re-established relationships with major suppliers with line of credit and terms, where they ship material in advance of kitting and, c) we reinstated our Material Requirement Planning system where we plan material for production based on customer schedules and not shortages for kits.   Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.   Days Receivables Outstanding is calculated as the ratio of average accounts payable during the quarter compared to average daily sales for quarter, this has improved as a result in improved collection efforts. Days Payable Outstanding is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter, which  has increased from the prior quarter due to an increase  inventory purchases in 1st quarter of 2006

Plan of Operation

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, we had a net profit of $65,604 for the three month period ended, March 31, 2006, and a working capital surplus of $127,172, they did have an accumulated deficit of $944,680 as of March 31, 2006. Our ability to operate as a going concern is dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines. (iii) we are also evaluating the possibility of moving into a more feasible facility;  (b) we are negotiating to replace our lines of credit with an agreement(s) that have more attractive terms and expand borrowing capacity, as well as increasing our lines of credit with suppliers; (c) to increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price.  (d)  decrease inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

Our future success is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the we will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

We follow United States generally accepted accounting principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Company’s reviewed consolidated financial statements.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per commercial bank. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

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

Accounts Receivable

We grant credit to its customers within the United States of America and does not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2006, we had a reserve of $33,133.

Five (5) customers accounted for approximately 88% of accounts receivable at March 31, 2006.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our Industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  As of March 31, 2006, we had a reserve of $229,000.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  We follow the practice of capitalizing property and equipment purchased over $1,250.  The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. Terms are generally FOB Origination with the right of inspection and acceptance. We have not experienced a material amount of rejected or damaged product.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended March 31, 2006, all of the our common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At March 31, 2006 there were warrants outstanding to purchase 2,321,250 common shares which may dilute future earnings per share. At March 31, 2006 there were 12,500 shares of Preferred B outstanding which would convert to 1,562,500 common shares which may dilute future earnings per share.  At March 31, 2006 there were 440 shares of Preferred A outstanding which would convert to 5,707593 common shares which may dilute future earnings per share.

Income Taxes

We account for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the first quarter of 2006 is offset by previous losses.

Results of Operations

For the three months period ended March 31, 2006 we generated a net profit of $64,802 compared to net losses of ($175,517) for the same period in 2005.  For the 12 months period ended December 31, 2005 we incurred a net loss of ($634,105) compared to ($918,590) for the same period in 2004, compared to net losses of ($1,244,761) in 2003 and ($1,513,846) in 2002.

In three month ended March 2006, our revenue increased by 45% compared to the same period in 2005.  In the three month ended March 31, 2006 our cost of goods sold, was reduced to 70% from 79% in the same period in 2005.  In the same period our gross margins increased to 30% from 21% in the same period in 2005.  In the three month ended March 31, 2006 we also improved our SG&A cost by 8% compared to the same period in 2005. Our performance in the three month period ended March 31, 2006 is a continuation of our improvements from the 4th quarter 2005.  The improvements are due to increase in revenue and continuous improvements in operations.  We anticipate maintaining the same level of performance in the 2nd quarter of 2006.

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
For the 3 month periods ended March 31
	Un-Audited	Un-Audited
	2006	2005
SALES	$ 2,049,322	$ 1,385,729
COST OF GOODS SOLD	70%	79%
GROSS PROFIT	30%	21%
GENERAL AND ADMINISTRATIVE	23%	31%
NET Profit / (LOSS) FROM OPERATIONS	7%	-10%
OTHER INCOME	0%	0%
OTHER EXPENSES	-	-
INTEREST EXPENSE	4%	3%
NET Profit / (LOSS) BEFORE INCOME TAXES	0	(0)
INCOME TAXES	-	-
NET Profit / (LOSS)	3%	(-13%)

Net Sales

Our net sales increased by 48% in three month period ending March 31, 2006 compared to the same period in 2005 due to increase in the number of customers and orders from existing customers.

Major Customers

Our top 5 customers accounted for approximately 85% of net sales for the three month ending March, 31 2006, compared to approximately 88% in the same period ending 2005.  We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Gross profit could varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs, pricing, competition, customer construction and unanticipated restructuring or inventory charges.   Our gross profit percentage improved to 30% in the three month period ending March 31, 2006 an increase of 42% compared to the same period in 2005 due to increased revenue and improved operational efficiencies.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses decreased by 22%, for the three months ended March 31, 2006 compared to the same period in 2005.  This decrease in percentage is mainly due to higher revenue levels in the 1st quarter of 2006.

Net Profits

In the three months ended March 31, 2006, our net income from operations was 3% compare to net losses of (13%) for the same period ending 2005.   The increased net profits, was due, primarily to increased revenue and operational efficiencies.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the three month periods ended March 31,

	Un-Audited	Un-Audited
	2006	2005
Net Cash provided / (Used) In Operating Activities	68,114	(638,517)
Cash Flows Used In Investing Activities	(3,500)	(10,998)
Cash Flows Provided / (used) By Financing Activities	(64,614)	702,859
Net (Decrease) Increase in Cash and Cash Equivalents	-	53,344
Cash and Cash Equivalents at Beginning of Period	-	40,402
Cash and Cash Equivalents at End of Period	$ -	$ 93,746

We generated net cash from operating activities of $68,114 during the three month ended March 31, 2006 compared to negative ($638,517) in the same period in 2005.

      As of March 31, 2006 the company had available a $120,000 under various revolving credit facilities that expire between January and April of 2007. Our revolving credit facilities are secured by the assets of the company.

   The following is a summary of certain obligations and commitments as of r, 2005 for continuing operations:

Capital Requirements for long-term Obligations by period	2006	2007	2008	2009
Other Long term debt	113,880	656,433	30,000	20,242
Capital Lease Obligations	83,102	741,129	12,000	520
Total	196,982	1,397,562	42,000	20,762

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Subsidiaries

None.

ITEM 3.  CONTROLS AND PROCEDURES.

Our  management evaluated, with the participation of our Chief Executive Officer and  our  Chief  Financial Officer, the effectiveness of our disclosure controls and  procedures  as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to  our  management, including our Chief Executive Officer and our Chief  Financial  Officer,  as  appropriate  to allow timely decisions regarding required  disclosure.  Our  disclosure  controls  and procedures are designed to provide  reasonable  assurance  that  such  information  is  accumulated  and communicated  to  our management. Our disclosure controls and procedures include components  of  our  internal  control  over  financial  reporting. Management's assessment of the effectiveness of our internal control over financial reporting is  expressed  at  the level of reasonable assurance that the control system, no matter  how  well  designed  and  operated, can provide only reasonable, but not absolute,  assurance  that  the  control  system's  objectives  will  be  met.

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  our  last  fiscal  quarter  that  materially  affected,  or is reasonably  likely  to  materially  affect,  our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of  March 31, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $43,554 as of March 31, 2006.

2. IFC has a judgment against us for $144,403.00 which was entered by the Superior Court Orange County, California. Judgment filed July 15, 2004.  The judgment resulted from our failure to pay IFC under the purchase agreement for a piece of X-Ray equipment. In September 2004 we entered into a settlement agreement whereby we have agreed to pay IFC $15,000 as an initial payment and $5,000 per month until settlement amount of $70,000.00 is paid in full.  The balance due as of March 31, 2006 was $5,000.00.

3. Canon Financial has a judgment against us for $15,000.00which was entered by the Superior Court Burlington County, New Jersey on April 1, 2004 and also entered by the Superior Court , Orange County, California June 24, 2004.  The judgment was entered because Probe did not pay the lease payments due on a copy machine which was not properly maintained by Canon and was not functional most of the time.  We have agreed to pay Canon $1000.00 per month until fully paid.  Our balance as of  March 31, 2006 was $1,000.00.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of 2006.

ITEM 5.  OTHER INFORMATION.

None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

10.26 Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005  (included as Exhibit 10.26 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).

16.1 Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

14.1 Code of Ethics filed (included as Exhibit 14.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).

16.1 Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).

21.1  List  of  Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).

23.1  Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed

March  21,  2006, (included as Exhibit 23.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference)..

23.2 Report of Independent Registered Public Accounting Firm regarding the audit of  Probe Manufacturing,  Inc.  for the  year  ended  December 31, 2004, (included as Exhibit 23.2 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley  Act  of  2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley  Act  of  2002.

32.1  Certification  of  Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

Reports  Filed  on  Form  8-K

On  August  25,  2005,  we  filed  an  8-K  regarding  Departure of Directors or Principal Officers; Election of Directors; Appointment  of  Principal  Officers. Our  Board  of  Directors  accepted the resignation of Dennis Benner its director and chairman of the board of directors, Dennis Benner effective  April 13, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  May 15,  2006

Probe Manufacturing,  Inc.

/s/  Reza Zarif

 -----------------------

Reza Zarif

Chief  Executive Officer

Dated:  May 15, 2006

 /s/  Barrett Evans

________________

Barrett Evans

Interim Chief Financial Officer