Form 10-Q
period 2006-08-07
Probe Manufacturing Inc
filed 2006-08-14
CIK 1329606

____________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD  ENDED  June 30,  2006.

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

As of June 30, 2006, the Issuer had 3,894,921 shares of common stock outstanding.

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

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2006, and the related statements of operations for the three and six month periods ended June 30, 2006 and cash flows for the six month period ended June 30, 2006. These financial statements are the responsibility of the company’s management.

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

/s/ Jaspers + Hall, PC

August 11, 2006

PROBE MANUFACTURING, INC.
Balance Sheet
	Un-Audited
	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade – net	891,971	692,212
Inventory	1,581,536	1,296,386
Prepaid expenses	31,673	50,020
Total Current Assets	2,505,181	2,038,618

Property and equipment – net	242,249	337,889

Deposits	58,544	27,963

TOTAL ASSETS	$ 2,805,974	$ 2,404,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	42,512	$ 154,596
Accounts payable – trade	935,211	691,694
Accrued Expenses	282,657	282,503
Line of credit borrowings	-	732,838
Notes payable	73,000	456,000
Current Portion of LT Debt	1,200,333	222,448
Total Current Liabilities	2,533,714	2,540,079

Long-Term Debt:
Other long-term debt	1,505,175	265,573
Capital lease obligations	818,587	870,915
Less Current portion of Long Term Debt	(1,200,333)	(222,448)
Total Long-Term Debt	1,123,429	914,040
TOTAL LIABILITIES	3,657,143	3,454,119

Stockholders' Deficit:
Preferred A stock, stated value $1,000 per share; 440 shares
authorized; 440 shares issued and outstanding	440,000	440,000
Preferred B stock, stated value $100 per share; 20,000 shares
authorized; 12,500 shares issued and outstanding	-	1,250,000
Preferred C stock, stated value $100 per share; 20,000 shares
authorized; 14,040 shares issued and outstanding	1,404,000
Common stock, $.001 par value; 200,000,000 shares
authorized; 3,894,921 and 3,359,243 shares issued and outstanding, respectively.	3,895	3,359
Additional paid-in capital	(1,655,519)	(1,733,525)
Accumulated deficit	(1,043,545)	(1,009,483)
Total Stockholders' Deficit	(851,169)	(1,049,649)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,805,974	$ 2,404,470

See Accountants review report

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2005 and 2006 respectively

	Unaudited		Unaudited
	Three-month period ended		Six-month period ended
	2006	2005	2006	2005

SALES	$2,715,600	$1,520,670	$4,762,435	$2,906,399
COST OF GOODS SOLD	2,098,155	1,280,869	3,521,546	2,374,234
GROSS PROFIT	617,446	239,801	1,240,889	532,165

GENERAL AND ADMINISTRATIVE	489,204	424,640	929,951	856,924
NET Profit / (LOSS) FROM OPERATIONS	128,241	(184,839)	310,938	(324,759)

OTHER INCOME / (EXPENSES)	1,183	74,223	(37,867)	78,247
INTEREST EXPENSE	(74,289)	(35,551)	(153,133)	(75,172)
NET Profit / (LOSS) BEFORE INCOME TAXES	55,135	(146,167)	119,938	(321,684)
INCOME TAX EXPENSE / (BENEFIT)	-	-	-	-
NET Profit / (LOSS)	$55,135	$(146,167)	$119,938	$(321,684)

Per Share Information:
Basic weighted average number
of common shares outstanding	3,482,326	3,328,125	3,425,795	3,090,833

Net Profit / (Loss) per common share	$0.02	$(0.04)	$0.04	$(0.10)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	16,955,568	3,328,125	16,824,599	3,090,833

Diluted, Net Profit / (Loss) per common share	$0.003	$(0.04)	$0.01	$(0.10)

See Accountants review report

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the six month periods ended June 30,

	Un-Audited	Un-Audited
	2006	2005
Cash Flows from Operating Activities:
Net Income / ( Loss )	$119,938	$ (321,684)
Adjustments to reconcile net loss to net cash
used in operating activities:	-
Depreciation and amortization	99,135	78,190
Stock issued for Interest	28,542
Stock issued for Services	50,000
Changes in assets and liabilities:	-
(Increase) decrease in accounts receivable	(199,759)	(200,290)
(Increase) decrease in inventory	(285,150)	(489,662)
(Increase) decrease in other assets	(12,234)	(5,855)
(Decrease) increase in accounts payable	243,517	(104,251)
Other (Decrease) increase in accrued expenses	154	71,735
Net Cash provided / (Used) In Operating Activities	44,143	(971,817)

Other Expenses
Purchase of property and equipment	(3,495)	(1,551)
Cash Flows Used In Investing Activities	(3,495)	(1,551)

Cash Flows from Financing Activities
Bank Overdraft	(112,084)	58,008
Borrowings under line of credit, net	(27,838)	560,051
Principal payments on capital lease obligations	(52,328)	(119,060)
Proceeds from sale of stock	-	582,000
Proceeds / (Payments) on notes payable	151,602	(61,011)
Cash Flows Provided / (used) By Financing Activities	(40,648)	1,019,988

Net (Decrease) Increase in Cash and Cash Equivalents	(0)	46,620

Cash and Cash Equivalents at Beginning of Period	-	40,402

Cash and Cash Equivalents at End of Period	$ (0)	$ 87,022
	-
Supplemental Information:
Interest Paid	$153,133	$75,172
Income Taxes Paid	$ -	$ 800
Current Lines of credit converted to Long tern Notes Payable	$705,000	$ -

See Accountants review report

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2006, the Company was redomiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial and instrumentation, communication, semiconductor, automotive, medical, and military segments. This includes globally integrated end to end manufacturing solutions ranging from engineering printed circuit card assembly, cable assembly, enclosures, complete system integration and test, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $119,938 for the six month period ended, June 30, 2006, they had a working capital deficit of ($28,533) and a total stockholders deficit of $(851,169) as of June 30, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines, (iii) we are also evaluating the possibility of moving into a more feasible facility;  (b) we are negotiating to replace our lines of credit with an agreement(s) that have more attractive terms and expand borrowing capacity, as well as increasing our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price;  (d)  Manage inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

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

Table of Contents

  Estimates
  Property and Equipment
    Six month period ended, June 30, 2006
  Revenue Recognition
    Fair Value of Financial Instruments
    Six month period ended, June 30, 2006
    Six month period ended, June 30, 2006
    NOTE 6 - CAPITAL LEASE OBLIGATIONS
    Six month period ended, June 30, 2006
    NOTE 7 – RELATED PARTY -NOTES PAYABLE
    Six month period ended, June 30, 2006
    Six month period ended, June 30, 2006
    NOTE 8 – COMMITMENTS AND CONTIGENCIES
    Operating Rental Leases
    The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six months at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Six month period ended, June 30, 2006
    Warrants Activity for the Period and Summary of Outstanding Warrants
    The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi is the Chief Executive Officer and a Director of the company.   Reza Zarif is the Chief Operating Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and Apt Leadership, LLC and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the Six month period ended, June 30, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement (in the same facility) which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.
    Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.   Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.   Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.   eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through June 30, 2006 were $6,500.
    South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the Six month period ended, June 30, 2006 were $4,073.60.
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
    In July 2004 eFund Capital Partners, LLC assigned 1,000,000, shares of common stock and 33 shares of Series A Convertible Preferred Stock to Ashford Capital, LLC. The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.   Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.   Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.   Ashford Capital, LLC received Six shares pursuant to an assignment agreement with eFund Capital Partners, LLC.   Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.   Mr. Kavanaugh was a director of the company from May 2004 until December 2004.
  Estimates
  Property and Equipment
  Revenue Recognition
    Fair Value of Financial Instruments

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collectibility of accounts receivable and valuation of inventory and reserves.

Accounts Receivable

The Company grants credit to its customers within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2006, the Company has a reserve for potentially un-collectable accounts of $44,465.

Five (5) customers accounted for approximately 87% of accounts receivable at June 30, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  As of June 30, 2006, the Company had a reserve for potentially obsolete inventory of $391,327.

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

Six month period ended, June 30, 2006

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended June 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At June 30, 2006 the company had outstanding common shares of 3,894,921. At June 30, 2006 there were warrants outstanding to purchase 2,321,125 common shares which may dilute future earnings per share.   At June 30, 2006 there were 440 shares of Preferred A outstanding, which would convert to 7,641,992 common shares which may dilute future earnings per share.  At June 30, 2006, there were 14,040 shares of Preferred series C outstanding, which would convert to 1,755,000 common shares, which have warrants attached, which would convert to an additional 1,755,000 common shares, which may dilute future earnings per share. Weighted average Common shares and equivalents at June 30, 2006 were 16,955,568 and 16,824,599 for the 3 month period ended and 6 month period ended respectively.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the first and second quarter of 2006 are offset by previous losses.  As of June 30, 2006, the company had a net operating loss carry forward of ($889,545). The company has not booked any deferred tax asset as a result.

NOTE 3 - INVENTORY

Inventories at June 30, 2006 by major classification were comprised of the following:

Raw Material	1,382,598
Work in Process	575,010
Finished Goods	15,345
Total	1,972,953
Less Reserve for excess or obsolete inventory	(391,417)
Net Inventory	1,581,536

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at June 30, 2006:
Furniture and fixtures	547,607
Equipment	2,658,061
Total	3,205,668
Less accumulated depreciation and amortization	(2,963,419)
Net Fixed Assets	242,249

NOTE 5 – LINES OF CREDIT

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

 The Company had an additional, lines of credit in the amount of $875,000, with related parties, secured by assets of the company.  Borrowings under the Line of credit bear interest at the rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.  As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $655,000.  The company also had a short term demand note with an employee bearing interest at the rate of 15% in the amount of $50,000.  These notes were converted to Term Notes Payable, with an effective date of  June 30, 2006, with interest rates of 12% per annum and a 36 month amortization, with a balloon payments of $714,802 at 18 months.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

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

Minimum future lease payments under current lease agreements at June 30, 2006 are as follows:

Present value of Minimum lease payments

2006	54,437
2007	754,629
2008	9,521

Total Minimum Lease payments	818,587
Less amount representing interest	0
Present value of net minimum lease payments	818,587
Less Current Portion	-800,066
Long-term portion	$18,521

The following is an analysis of the equipment under capital leases as of June 30,2006 which is included in property and equipment:
Equipment	1,797,958
less: Accumulated depreciation	-1,647,729
Net Equipment under capital leases	150,229

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

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

Note Payable

  $36,500

D) Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649. Payable to Kambiz Mahdi, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

Note Payable

  $29,649

E) Note Payable number 2029053, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649.  Payable to Reza Zarif, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

Note Payable

  $29,649

F) Note Payable number 2029055, dated March 10, 2006  – related party, Special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in Cash., due May 10, 2007.  As of June 30, 2006 the outstanding balance was $59,298.  Payable to Frank Kavanaugh, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $1,996 and a balloon payment of $33,068 on April 15, 2008 Interest for June and July of 2006, will

Note Payable

  $59,298

G) Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008

Note Payable

  $233,005

H) Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008

 Note Payable

  $233,005

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 7 – RELATED PARTY -NOTES PAYABLE - Continued

I)  Note Payable – Number 2020000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $75,000, Payable to Rufina Paniego.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $2,491 and a balloon payment of $41,257 on April 15, 2008

Note Payable

$75,000

J)  Note Payable – Number 2029000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $150,000, Payable to eFund Capital Partners.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,982 and a balloon payment of $82516 on April 15, 2008

Note Payable

$150,000

K)  Note Payable – Number 2029010 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, Payable to Benner Exemption Trust.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008

Note Payable

$140,000

L)  Note Payable – Number 2029030 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, Payable to Ed Lassiter.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008

Note Payable

$140,000

Other Long-Term Debt

Other long-term debt consist of settlements reached with various vendors ranging from $1,400 to $120,000 with payment terms from two to five years in the total amount of $265,573.   Monthly installment payments to these vendors range from $70 to $2,500.   As of June 30, 2006 the outstanding balance was $114,328.33.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six months at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

       Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of  June 30, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $26,053 as of June 30, 2006.

2. IFC has a judgment against us for $144,403 which was entered by the Superior Court Orange County, California. Judgment filed July 15, 2004.  The judgment resulted from our failure to pay IFC under the purchase agreement for a piece of X-Ray equipment. In September 2004 we entered into a settlement agreement whereby we have agreed to pay IFC $15,000 as an initial payment and $5,000 per month until settlement amount of $70,000 is paid in full.  The balance due as of June 30, 2006 was $5,000.

3. We currently owe the Internal Revenue Service $101,241 for past tax liabilities which we are not currently able to pay in full.  We have negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $2,500 per month.

4. Genisis Technologies has filed a lawsuit against us, in the amount of  $37,604.00 which was filed in the Superior Court Orange County, California on December 19, 2005.  The suit was filed because Probe disputed  the outstanding balance owed (by Probe, of $21,550), which probe agreed to pay.  Genisis refused to supply backup documentation for the difference, therefore, no payments were made.  As a result, Genisis filed suit and subsequently agreed to supply the necessary backup and as a result Probe has entered into a stipulated judgment agreement in the amount of $35,500, to be paid, $6,500 on July 14, 2006, $6,000 on July 21, 2006,  $11,500 on August 30, 2006 and $11,500 on September 30, 2006.  As of June 30, 2006 the outstanding balance was $35,500.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

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

4)

On May 25, 2006, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series C, and shall consist of 15,000 shares.

b.

Exchange of Series B Convertible Preferred Stock for Series C Convertible Preferred Stock and subsequent cancellation of Series B Convertible Preferred Stock.

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

8)

In May 2006 the company issued 14,003 shares of common stock, in lieu of interest payments at $.80 per share for a total of $11,202.

9)

On May 25, 2006, The Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000.00,  to compensate its directors for the past two years of service through a stock grant pursuant to Form S-8 in the following amounts:

Name                                                     Amount of Common Stock to be issued

Kambiz Mahdi                                                              100,000

Reza Zarif                                                                     100,000

Barrett Evans                                                                100,000

Jeffrey Conrad

100,000

Dennis Benner

100,000

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of  June 30, 2006 and December 31, 2005 and 2006 there were 3,380,918 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

PREFERRED STOCK

Our Articles of Incorporation authorize to issue 10,000,000 shares of preferred stock.  We authorized 440 as Series A Convertible Preferred Stock and have authorized 20,000 shares of Series B Convertible Preferred Stock.  On May 25th, 2006 the articles of incorporation were amended, authorizing 15,000 shares Series C Convertible Preferred Stock.

Preferred Series A

As of  June 30, 2006, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000. Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert at the earlier of the election of the holder, or March 26, 2006. The holder of the Convertible A Preferred Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Convertible A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.

Preferred Series B

As of March 31, 2006 there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater. The minimum conversion price which Series B shareholders shall be to convert their Series B shares to common stock shall be $0.10.  The Series B Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than Six (3) times the Purchase Price, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s By-Laws or Articles of Incorporation in a manner adverse to Series B Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series B Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series B Stock shall get two times (2x) return on its capital.  Once Series B Stock has recouped its two times (2x) return on capital then Series B Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock (the “Common Stock”) into which the Series B Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

Preferred Series C

As of June 30,2 006 there were 14,040 shares of Convertible C Preferred Stock outstanding.   Originally as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

On May 25th the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C No-Par, Convertible Preferred Stock for its Series B stockholders.  After the exchange took place Series B Convertible Preferred Stock was cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by the Company.  At any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater $120.00 per share for the first year from the date of this Certificate and after which the Redemption Price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, the Company, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption, provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the Redemption Date; (ii) the Redemption Price; and (iii) the number of shares of Series C Stock to be redeemed.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every share of common stock received from converting a share of Series C Convertible Preferred stock of the Company’s A and B Warrants pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended

Our board of directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of, and number of shares to be included in, each such series. Our board of directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

Six month period ended, June 30, 2006

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

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $2.00 per share which would expire on November 16, 2005, which has been subsequently extended by 12 months to November 15, 2006; and, Class B Warrants, for 5 shares at a price of $3.00 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2007.  As of June 30, 2006, no warrants were exercised.

A summary of warrant activity for the quarter ended June 30, 2006 is as follows:

	No. of Warrants	Weighted Average exercise price		Warrants Exercisable	Weighted Average exercise price
Outstanding December 31, 2003	0	0.00		0	$0.00

Granted	321,250	$2.50		321,250
Exercised	0	$0.00		0

Outstanding December 31, 2004	321,250			321,250	$2.50

Granted	143,000	$2.50		143,000
Exercised	0	$0.00		0

December 31, 2005	464,250	$2.50		464,250	$2.50

Granted	0	0		0	0
Exercised	0	0		0	0

June 30, 2006	464,250	$2.50		464,250	$2.50

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average exercise price	Weighted Average Remaining Contractual Life	No. of Warrants	Weighted Average exercise price
$ 2.00	232,125	$2.00	.66	232,125	$2.00
$ 3.00	232,125	$3.00	1.21	232,125	$3.00

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi is the Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Operating Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and Apt Leadership, LLC and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004. Total payments made for the Six month period ended, June 30, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement (in the same facility) which is based on month to month for a maximum of six month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.  Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through June 30, 2006 were $6,500.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the Six month period ended, June 30, 2006 were $4,073.60.

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

In July 2004 eFund Capital Partners, LLC assigned 1,000,000, shares of common stock and 33 shares of Series A Convertible Preferred Stock to Ashford Capital, LLC. The Managing Member of Ashford Capital, LLC is Frank Kavanaugh.  Mr. Kavanaugh has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Kavanaugh may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Kavanaugh does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  Ashford Capital, LLC received Six shares pursuant to an assignment agreement with eFund Capital Partners, LLC.  Ashford Capital, LLC and eFund Capital Partners, LLC have no affiliation.  Mr. Kavanaugh was a director of the company from May 2004 until December 2004.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

In July of 2004 eFund Capital Partners, LLC assigned 67 shares of Series A Convertible Preferred Stock to Apt Leadership, LLC as consideration for Apt Leadership, LLC’s assistance in helping restructuring our company. The Managing Member of Apt Leadership, LLC is Gordon McGilton.  Apt Leadership, LLC and eFund Capital Partners, LLC have no affiliation.

In September of 2004 the company issued to Ashford Transition Fund, L.P 40 shares of the company’s Series A Convertible Preferred Stock as consideration for a loan they gave the Company in the amount of $456,000.  Frank Kavanaugh is the managing partner of Ashford Transition Fund, L.P.  Total payments made during the Six month period ended, June 30, 2006 were $54,444.

In September of 2004 eFund Capital Partners, LLC assigned 30 shares of Series A Convertible Preferred Stock to Dennis Benner.  Dennis Benner is a Director of the company and acquired shares in the Company’s  private placement memorandum dated June 9, 2004 as restated and amended on November 16, 2004 through  “The DW & JS Benner Family Trust.” Mr. Benner has dispositive and voting power over the shares in The DW & JS Benner Family Trust and claims beneficial ownership of them.  Mr. Benner and eFund Capital Partners, LLC have no affiliation.

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

In December of 2004 the company issued Kambiz Mahdi 4,500 shares of Series B Convertible Preferred Stock pursuant to a Series B Convertible Preferred Stock Purchase Agreement.  The company received $450,000 as consideration.   Kambiz Mahdi is the former Chief Executive Officer and a Director of the company .  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.

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

On May 25, 2006 the holders of Series B Convertible Preferred Stock exchanged their stock for Series C Convertible Preferred Stock.  Pursuant to the exchange Reza Zarif, our CEO, received 4,500 shares of Series C; Kambiz Mahdi received 4,500 shares of Series C; and eFund Capital Partners, LLC received 5,040 shares of

Series C.  Original as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 11 – RELATED PARTY DEBT

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $150,000 as of June 30, 2006.  Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $7,466.57 in interest and $2,958.91.42 in common stock with accrued interest payable of  $4,471.23 at June 30, 2006.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $4982.14 and a balloon payment of $82,515.56 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

On January 1, 2005 the Company entered into a credit line agreement with Ashford Capital, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 12% per annum payable in cash. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $100,000 as of  June 30, 2006.  Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $4,964.39 in interest with accrued interest payable of  $986.30 at June 30, 2006. This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $3,321.43 and a balloon payment of $55,010.37 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 3007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of June 30, 2006.  Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, COO and director. Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $3,783.39 in interest and $1,497.45 in common stock with accrued interest payable of $2,235.62 at June 30, 2006. This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $2,491.07 and a balloon payment of $41,257.78 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Six month period ended, June 30, 2006

NOTE 11 – RELATED PARTY DEBT - Continued

On March 8, 2005 the Company entered into a credit line agreement with William Duncan for $50,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $50,000 as of  June 30, 2006.  Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $2,482.19 in interest and $986.31 in common stock with accrued interest payable of  $1,490.92 at June 30, 2006. This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,660.72 and a balloon payment of $27,505.19 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

On March 8, 2005 the Company entered into a credit line agreement with Benner Exemption Trust for $200,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accursed and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of June 30, 2006. Dennis Benner controls the Benner Exemption Trust and was a Director of the Company up until February 2006, at which time he resigned.  Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $6,950.14 in interest and $2,761.05 in common stock with accrued interest payable of  $4,173.15 at June 30, 2006.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $4,650.00 and a balloon payment of $77,014.52 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

On March 22, 2005 the Company entered into a credit line agreement with Edward Lassiter for $140,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 10% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 10% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $140,000 as of June 30 2006.  Edward Lassiter is a shareholder of the Company and holds his shares in The Edward & Mildred Lassiter Restated Family Trust and The Edward & Mildred Lassiter Restated Family Trust dated April 14, 2000.  Mr. Lassiter currently holds 312,500 shares of the Company’s common stock, which is 9% of the outstanding shares of common stock.  Total payments made during the six months ended June 30, 2006 consisted of $0 in principal and $6,950.14 in interest and $2,761.05 in common stock with accrued interest payable of  $4,173.15 at June 30, 2006. This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $4,650.00 and a balloon payment of $77,014.52 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

Note payable – related party, secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006.  The balance of  Note $456,000was paid in full on March 10, 2006

Note Payable number 2029052, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Kambiz Mahdi, our former CEO and current director.

Note Payable number 2029051, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Reza Zarif, our CEO.

 Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649. Payable to Kambiz Mahdi, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

Note Payable number 2029053, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649.  Payable to Reza Zarif, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

Note Payable number 2029055, dated March 10, 2006  – related party, Special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in Cash., due May 10, 2007.  As of June 30, 2006 the outstanding balance was $59,298.  Payable to Frank Kavanaugh, This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $1,996 and a balloon payment of $33,068 on April 15, 2008 Interest for June and July of 2006, will

Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008

Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a Term Note Payable, with an effective date of  June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008

NOTE 12 – SUBSEQUENT EVENTS

On August 07, 2006, the terms of the Series C Convertible Preferred Stock were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100). Furthermore, The holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every share of common stock received from converting a share of Series C Convertible Preferred stock of the Company’s A and B Warrants pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

There were no other subsequent events which would have a material impact on the financial statements

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

Summary of Results

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2005 and 2006 respectively
Un-Audited

	Three months period ended June 30, 2006		Six months period ended June 30, 2006
	Un-Audited	Un-Audited	Un-Audited	Un-Audited
	2005	2006	2005	2006

SALES	$ 1,520,670	$ 2,715,600	$ 2,906,399	$ 4,762,435
COST OF GOODS SOLD	1,280,869	2,098,155	2,374,234	3,521,546
GROSS PROFIT	239,801	617,446	532,165	1,240,889

GENERAL AND ADMINISTRATIVE	424,640	489,204	856,924	929,951
NET Profit / (LOSS) FROM OPERATIONS	(184,839)	128,241	(324,759)	310,938

OTHER INCOME / (EXPENSES)	74,223	1,183	78,247	(37,867)
INTEREST EXPENSE	(35,551)	(74,289)	(75,172)	(153,133)
NET Profit / (LOSS) BEFORE INCOME TAXES	(146,167)	55,135	(321,684)	119,938
INCOME TAX EXPENSE / (BENEFIT)	-	-	-	-
NET Profit / (LOSS)	$ (146,167)	$ 55,135	$ (321,684)	$ 119,938

Per Share Information:
Basic weighted average number
of common shares outstanding	3,328,125	3,482,326	3,090,833	3,425,795

Net Profit / (Loss) per common share	$ (0.04)	$ 0.02	$ (0.10)	$ 0.04

Per Share Information:
Diluted, weighted average number
of common shares outstanding	3,328,125	16,955,568	3,090,833	16,824,599

Diluted, Net Profit / (Loss) per common share	$ (0.04)	$ 0.003	$ (0.10)	$ 0.01

Key Performance Indicators	3 months ended June 30,		6 months ended June 30,
	2005	2006	2005	2006
Inventory Turns	5.04	5.53	5.06	4.89
Days Sales in Backlog	80	159	82	137
Days Receivables Outstanding	44	39	37	30
Days Payables Outstanding	38	37	48	41

Key performance indicators

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite substantial increase in revenues, in the 2nd quarter of 2006 our inventory turns were about 5.53 slightly higher than 2nd  quarter 2005, and  for the six months ended June 2006, our inventory turns were slightly lower than the six months ended 2005.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the 3 months ended June 30th 2006, our Days Sales in Backlog increased by almost 100% from 80 days to 159 days. For the six months ended June 30th 2006 our Days Sales in Backlog increased by 67% from 82 days to 137 days.   The increase in Days Sales in Backlog is the result of our strong sales effort and longer forecast by our customers.

Days Receivables Outstanding is calculated as the ratio of average accounts payable during the quarter compared to average daily sales for quarter, this has improved as a result in improved collection efforts.

Days Payable Outstanding is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter, which  has increased from the prior quarter due to an increase  inventory purchases in 1st quarter of 2006.

Plan of Operation

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although the  Company had a net profit of $119,538, for the six month period ended, June 30, 2006, they had stock holders deficit of $(851,169) and a working capital deficit of of $(28,533).  The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by continually improving all systems and processes across operations and streamlining production lines. (b) by negotiating to replace our lines of credit with an agreement(s) that has longer terms, more attractive rates and expand borrowing capacity, (c) as well as increasing our lines of credit with suppliers; (d) To increase revenue we’re acquiring new customers and try to increase business with our existing customers.  (e)  Decrease inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.  As of June 30, 2006, the Company has a reserve for potentially un-collectable accounts of $44,465.

Five (5) customers accounted for approximately 87% of accounts receivable at June 30, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are stated at the lower of weighted average cost or market. Probe Manufacturing’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. Probe Manufacturing makes provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers. Provisions for excess and obsolete inventory are also impacted by Probe Manufacturing’s contractual arrangements with their customers including their ability or inability to re-sell such inventory to them.  As of June 30, 2006, the Company had a reserve for potentially obsolete inventory, of $391,327.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended June 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At June 30, 2006 the Company had outstanding common shares of 3,894,921. At June 30, 2006 there were warrants outstanding to purchase 2,321,125 common shares which may dilute future earnings per share.   At June 30, 2006 there were 440 shares of Preferred A outstanding, which would convert to 7,641,992 common shares which may dilute future earnings per share.  At June 30, 2006, there were 14,040 shares of Preferred series C outstanding, which would convert to 1,755,000 common shares, which have warrants attached, which would convert to an additional 1,755,000 common shares, which may dilute future earnings per share. Weighted average Common shares and equivalents at June 30, 2006 were 16,955,568 and 16,824,599 for the 3 month period ended and 6 month period ended respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the six month period ended June 30, 2006 is offset by previous losses.

Results of Operations

For the three month period ended June 30, 2006 we generated a net profit of $55,135 compared to net losses of ($146,167) for the same period in 2005.  For the six month period ended June 30, 2006 we generated a net profit of $119,938 compared to net losses of ($321,684) for the same period in 2005.

For the three months ended June 30, 2006 our revenue increased by 78% to $2,715,600 compared to the same period in 2005. In six month period ended June 30, 2006 our revenue increased by 63% to 4,762,435 compared to the same period in 2005.

For the three months ended June 30, 2006 our cost of goods sold, was reduced to 77% from 84% in the same period in 2005.  In the six month period ended June 30, 2006 our cost of goods sold, was reduced to 74% from 82% in the same period in 2005.

For three months ended June 30, 2006 our gross margins increased to 23% from 16% in the same period in 2005.  For the six months ended June 30, 2006 our gross margins increased to 26% from 18% in the same period in 2005.

For the three months ended June 30, 2006 our SG&A cost was reduced to 18% from 28% compared to the same period in 2005. For the six months ended June 30, 2006 our SG&A cost was reduced to 20% from 29% compared to the same period in 2005.

Our improvements in performance in the three month and six month period ended June 30, 2006 are primarily due to increase in revenue and  continuation of process improvement efforts initiated in the 4th quarter 2005.  We anticipate a slow down in sales in the 3rd and 4th quarter 2006 due to customer reduction in re-orders and one of our major customers moving business to low cost regions.

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2005 and 2006 respectively
Un-Audited for internal use only

	3 months period ended June 30, 2006		six months period ended June 30, 2006
	2005	2006	2005	2006
	Un-Audited	Un-Audited	Un-Audited	Un-Audited

SALES	100%	100%	100%	100%
COST OF GOODS SOLD	84%	77%	82%	74%
GROSS PROFIT	16%	23%	18%	26%

GENERAL AND ADMINISTRATIVE	28%	18%	29%	20%
NET Profit / (LOSS) FROM OPERATIONS	-12%	5%	-11%	7%

OTHER INCOME / (EXPENSES)	5%	0%	3%	-1%
INTEREST EXPENSE	-2%	-3%	-3%	-3%
NET Profit / (LOSS) BEFORE INCOME TAXES	-10%	2%	-11%	3%
INCOME TAX EXPENSE / (BENEFIT)
NET Profit / (LOSS)	-10%	2%	-11%	3%

Net Sales

Our net sales increased by 78% to $2,715,600  in three month period ending June 30, 2006 compared to the same period in 2005 due to increase in the number of customers and increased orders from existing customers.

Major Customers

Our top 5 customers accounted for approximately 90% of net sales for the three months ending June 30, 2006, compared to approximately 81% in the same period in 2005.  We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Our Gross profit could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.  For the three months ended June 30, 2006 our gross pro increased to 23% from 16% in the same period in 2005. Our gross profit percentage increased to 26% in the six month period ending June 30, 2006, an increase of 62% compared to the same period in 2005 primarily due to increased revenue and improved operational efficiencies.

Selling, General and Administrative (SG&A) Expenses

We issued 500,000 shares of common stock, valued at .1 cents ($50,000) to our Board of Directors for the past two years of service.  However, SG&A expenses decreased from 28% to 18% for the three months ended June 30, 2006 compared to the same period in 2005.  This decrease in percentage is mainly due to higher revenue levels in the 2nd quarter of 2006.

Net Income/ (Loss) from operations

For the three months ended June 30, 2006, our net income from operations was 8% compare to net losses of (12%) for the same period ending 2005.   The increase in net profits was due, primarily to increased revenue and continued operational efficiencies.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the Six month periods ended June 30, 2006

	Un-Audited	Un-Audited
	2006	2005
Net Cash provided / (Used) In Operating Activities	44,143	(971,817)
Cash Flows Used In Investing Activities	(3,495)	(1,551)
Cash Flows Provided / (used) By Financing Activities	(40,648)	1,019,988
Net (Decrease) Increase in Cash and Cash Equivalents	-	46,620
Cash and Cash Equivalents at Beginning of Period	-	40,402
Cash and Cash Equivalents at End of Period	$ -	$ 87,022

We generated net cash from operating activities of $44,143 during the Six month period ended June 30, 2006 compared to negative (971,817) in the same period in 2005.

   The following is a summary of certain obligations and commitments as of r, 2005 for continuing operations:

Capital Requirements for long-term Obligations by period as of June 30, 2006	2006	2007	2008	2009
Notes Payable	129,476	517,903	844,279	0
Other Long term debt	80,194	76,600	32,534	26,241
Capital Lease Obligations	54,437	754,629	9,521	0
Total	264,107	1,349,132	886,334	26,241

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of  June 30, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $26,053 as of June 30, 2006.

2. IFC has a judgment against us for $144,403 which was entered by the Superior Court Orange County, California. Judgment filed July 15, 2004.  The judgment resulted from our failure to pay IFC under the purchase agreement for a piece of X-Ray equipment. In September 2004 we entered into a settlement agreement whereby we have agreed to pay IFC $15,000 as an initial payment and $5,000 per month until settlement amount of $70,000 is paid in full.  The balance due as of June 30, 2006 was $5,000.

3. We currently owe the Internal Revenue Service $101,241 for past tax liabilities which we are not currently able to pay in full.  We have negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $2,500 per month.

4. Genisis Technologies has filed a lawsuit against us, in the amount of  $37,604.00 which was filed in the Superior Court Orange County, California on December 19, 2005.  The suit was filed because Probe disputed  the outstanding balance owed (by Probe, of $21,550), which probe agreed to pay.  Genisis refused to supply backup documentation for the difference, therefore, no payments were made.  As a result, Genisis filed suit and subsequently agreed to supply the necessary backup and as a result Probe has entered into a stipulated Judgement agreement in the amount of $35,500, to be paid, $6,500 on July 14, 2006, $6,000 on July 21, 2006,  $11,500 on August 30, 2006 and $11,500 on September 30, 2006.  As of June 30, 2006 the outstanding balance was $35,500.

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

4.6 Certificate of Designation for Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to Form 8-K filed on June 14, 2006and incorporated herein by reference).

4.7 Amended Certificate of Desigantion for Series C Convertible Preferred Stock dated August 7, 2006 (included as exhibit XX to Form 8-K filed on August 14, 2006 and incorporated herein by reference).

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

10.27 Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).

10.27 Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).

10.28 Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).

10.29 Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).

10.30 Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006 and incorporated herein by reference).

10.31 Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006 and incorporated herein by reference).

10.32 Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006 and incorporated herein by reference).

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

Reports  Filed  on  Form  8-K

On  June 14, 2006,  we  filed  an  8-K  regarding  that the Company entered into a two year employment contract whereby the Company shall pay Employee a monthly salary of $20,833, which is equivalent to $250,000 on an annualized basis.  Employee’s salary will be payable pursuant to the Company’s standard payroll practices, which currently consist of twenty-six (26) payroll periods per year. The difference between Employee’s current salary of $167,000 and the proposed $250,000 can be paid in stock at the Company’s Board of Director’s option.  The price of the shares pursuant to the stock grant shall be set at the closing market price of the Company’s common stock on the date of the grant.  The stock grants will take place on the final day of each fiscal quarter. Furthermore, that on May 25th the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C Convertible Preferred Stock for its Series B stockholders.  After the exchange takes place Series B Convertible Preferred Stock will be cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by the Company.  At any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater $120.00 per share for the first year from the date of this Certificate and after which the Redemption Price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, the Company, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption, provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the Redemption Date; (ii) the Redemption Price; and (iii) the number of shares of Series C Stock to be redeemed.

On August 14, 2006, we filed an 8-k regarding the amendment to the Certificate of Desigantion of Series C Convertible Preferred Stock.  As amended, each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100). All other rights of Series C remained the same.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  August 14, 2006

Probe Manufacturing,  Inc.

/s/  Reza Zarif

 -----------------------

Reza Zarif

Chief  Executive Officer

Dated:  August 14, 2006

 /s/  Barrett Evans

________________

Barrett Evans

Interim Chief Financial Officer