Form 10-Q
period 2006-11-14
Probe Manufacturing Inc
filed 2006-11-14
CIK 1329606

____________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD  ENDED  September 30,  2006.

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

25242 Arctic Ocean Dr., Lake Forest, CA        92630

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (949) 206-6868

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

As of September 30, 2006, the Issuer had 10,270,863 shares of common stock outstanding.

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

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2006, and the related statements of operations for the three and nine month periods ended September 30, 2006 and cash flows for the nine month period ended September 30, 2006. These financial statements are the responsibility of the company’s management.

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

/s/ Jaspers + Hall, PC

November 13, 2006

PROBE MANUFACTURING, INC.
Balance Sheet
	Un-Audited
	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$ 26,673	$ -
Accounts receivable - trade - net	868,507	692,212
Inventory	1,396,823	1,296,386
Prepaid expenses	-	50,020
Total Current Assets	2,292,003	2,038,618
Property and equipment - net	345,559	337,889
Deposits	15,855	27,963
TOTAL ASSETS	$ 2,653,418	$ 2,404,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$ -	$ 154,596
Accounts payable - trade	832,334	691,694
Accrued Expenses	251,130	282,503
Line of credit borrowings	-	732,838
Notes payable	43,201	456,000
Current Portion of LT Debt	1,174,383	222,448
Total Current Liabilities	2,301,048	2,540,079
Long-Term Debt:
Other long-term debt	1,455,461	265,573
Capital lease obligations	798,572	870,915
Less Current portion of Long Term Debt	(1,174,383)	(222,448)
Total Long-Term Debt	1,079,650	914,040
TOTAL LIABILITIES	3,380,698	3,454,119

Stockholders' Deficit:
Preferred A stock, stated value $1,000 per share; 440 shares
authorized; 0 and 440 shares issued and outstanding	-	440,000
Preferred B stock, stated value $100 per share; 20,000 shares
authorized; 0 and 12,500 shares issued and outstanding	-	1,250,000
Common stock, $.001 par value; 200,000,000 shares
authorized; 10,270,863 and 3,359,243 shares issued and outstanding, respectively.	10,357	3,359
Additional paid-in capital	265,527	(1,733,525)
Accumulated deficit	(1,003,164)	(1,009,483)
Total Stockholders' Deficit	(727,280)	(1,049,649)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,653,418	$ 2,404,470

See Accountants review report

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2005 and 2006 respectively
Un-Audited

	Un-audited		Un-audited
	Three-month period ended		Nine-month period ended
	2006	2005	2006	2005

SALES	$ 2,551,236	$ 1,494,250	$ 7,313,672	$ 4,400,649
COST OF GOODS SOLD	1,938,658	1,177,232	5,460,204	3,551,466
GROSS PROFIT	612,578	317,018	1,853,467	849,183

GENERAL AND ADMINISTRATIVE	517,294	495,592	1,447,245	1,352,516
NET Profit / (LOSS) FROM OPERATIONS	95,284	(178,574)	406,222	(503,333)

OTHER INCOME / (EXPENSES)	423	17,337	(37,444)	95,584
INTEREST EXPENSE	(55,382)	(56,607)	(208,460)	(131,779)
NET Profit / (LOSS) BEFORE INCOME TAXES	40,325	(217,844)	160,318	(539,528)
INCOME TAX EXPENSE / (BENEFIT)		-		-
NET Profit / (LOSS)	$ 40,325	$ (217,844)	$ 160,318	$ (539,528)

Per Share Information:
Basic weighted average number
of common shares outstanding	7,737,247	3,337,778	4,879,189	3,193,981

Net Profit / (Loss) per common share	0.01	(0.07)	0.03	(0.17)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	11,813,497	3,337,778	8,940,507	3,193,981

Diluted, Net Profit / (Loss) per common share	0.003	(0.07)	0.018	(0.17)

See Accountants review report

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the nine month periods ended September 30,

	Un-Audited	Un-Audited
	2006	2005
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 160,318	$ (539,528)
Adjustments to reconcile net loss to net cash
used in operating activities:	-
Depreciation and amortization	148,080	156,446
Stock issued for Interest	57,395	14,497
Stock issued for Services	104,656
Changes in assets and liabilities:	-
(Increase) decrease in accounts receivable	(176,295)	(70,305)
(Increase) decrease in inventory	(100,437)	(477,588)
(Increase) decrease in other assets	62,128	(18,659)
(Decrease) increase in accounts payable	140,640	(40,126)
Other (Decrease) increase in accrued expenses	(31,373)	56,491
Net Cash provided / (Used) In Operating Activities	365,112	(918,772)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(155,750)	(22,611)
Net Cash Flows Used In Investing Activities	(155,750)	(22,611)

Cash Flows from Financing Activities
Bank Overdraft	(154,596)	33,712
Borrowings / (Payments) under line of credit, net	(27,838)	613,181
Principal payments on capital lease obligations	(72,343)	(148,725)
Proceeds from sale of stock	-	572,000
Proceeds / (Payments) on notes payable	72,088	(168,708)
Net Cash Flows Provided / (used) By Financing Activities	(182,689)	901,460

Net (Decrease) Increase in Cash and Cash Equivalents	26,673	(39,923)

Cash and Cash Equivalents at Beginning of Period	-	40,402

Cash and Cash Equivalents at End of Period	$ 26,673	$ 479

Supplemental Information:
Interest Paid	$ 151,065	$ 75,172
Income Taxes Paid	$ -	$ 800
Lines of credit converted to Long term Notes Payable	$ 705,000	$ -

See Accountants review report

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was redomiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial and instrumentation, communication, semiconductor, automotive, medical, and military segments. This includes globally integrated end to end manufacturing solutions ranging from engineering printed circuit card assembly, cable assembly, enclosures, complete system integration and test, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $160,318 for the nine month period ended, September 30, 2006, they had a working capital deficit of ($9,044) and a total stockholders deficit of ($727,279) as of September 30, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines, (iii) we have moved into a more feasible facility;  (b) we have re-negotiated our lines of credit with agreement(s) that have more attractive terms, as well as increased our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price;  (d)  Manage inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company follows United States generally accepted accounting principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Company’s reviewed financial statements.

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

Table of Contents

  Estimates
  Property and Equipment
    Nine month period ended, September 30, 2006
  Revenue Recognition
    Fair Value of Financial Instruments
    Nine month period ended, September 30, 2006
    Nine month period ended, September 30, 2006
    NOTE 6 - CAPITAL LEASE OBLIGATIONS
    Nine month period ended, September 30, 2006
    NOTE 7 –   NOTES PAYABLE
    Nine month period ended, September 30, 2006
    Nine month period ended, September 30, 2006
    NOTE 8 – COMMITMENTS AND CONTIGENCIES
    Operating Rental Leases
    The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six months at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.     Our rental agreement expired on September 10, 2006.
    Nine month period ended, September 30, 2006
    Warrants Activity for the Period and Summary of Outstanding Warrants
    The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.     Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.   Reza Zarif is the Chief Executive Officer and a Director of the company.     Pacific Sail Bay Trust is managed by Frank Kavanaugh.   Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.   Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004, however, he is no longer a member of the Board of Directors. Total payments made for the nine month period ended, September 30, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement with Mitchell / Fitch, LLC.   (in the same facility) which is based on month to month for a maximum of nine month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.   The company moved form that facility on September 10, 2006.
    Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.   Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.   Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.   However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.   eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through September 30, 2006 were $6,500.
    South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the Nine month period ended, September 30, 2006 were $4,073.60.
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
    Nine month period ended, September 30, 2006
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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2006, the Company has a reserve for potentially un-collectable accounts of $44,465.

Five (5) customers accounted for approximately 89% of accounts receivable at September 30, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2006, the Company had a reserve for potentially obsolete inventory of $400,898.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $5000.  The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.  Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to twenty years, and are as follows:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Vehicles

5 years

Leasehold improvements

2 years (life of the lease)

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended September 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At September 30, 2006 the company had outstanding common shares of        10,270,863. As of September 30, 2006 there were warrants outstanding to purchase 4,076,250 common shares which may dilute future earnings per share. Weighted average Common shares and equivalents at September 30, 2006 were 7,737,247 and 4,879,189 for the three month period ended and  nine month period ended respectively.

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

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that company’s disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the first , second and 3rd quarters of 2006 are offset by previous losses.  As of December 30, 2005, the company had a net operating loss carry forward of ($889,545). The company has not booked any deferred tax asset as a result.

NOTE 3 - INVENTORY

Inventories at September 30, 2006 by major classification were comprised of the following:

Raw Material	$1,243,382
Work in Process	537,280
Finished Goods	17,058.30
Total	1,797,721
Less Reserve for excess or obsolete inventory	(400,898)
Net Inventory	$1,396,823

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at September 30, 2006:

Furniture and fixtures	$ 547,607
Equipment	2,872,087
Leasehold improvements	146,085
Total	3,565,779
Less accumulated depreciation and amortization	(3,220,220)
Net Fixed Assets	$ 345,559

NOTE 5 – LINES OF CREDIT

The Company had a revolving line of credit (the “Line”) with a financial institution, which allowed them to borrow a maximum of $1,100,000 based on 80% of eligible accounts receivable, as defined.  Borrowings under the Line, bore interest at prime (4.25% plus 10.5% per annum) were secured by substantially all of the Company’s assets and was personally guaranteed by the stockholders.  In March 2004 the Line was restructured into a term loan in the amount of $500,000. Terms of the Note were: (1) monthly installment payments of $5,000, (2) interest at the rate of 4% plus the prime rate by the agent  (3) secured by accounts receivable (4) with a discount provision of $200,000 after timely payments of the first $300,000.  In December 2004, the note was restructured into a new line of credit and discounted by $200,000. This new line of credit allows the Company to borrow a maximum of $100,000 based on 80% of eligible accounts receivables, payable in monthly installments of $5,000 plus interest at the rate of 4% plus the prime-lending rate.  This Note was paid in full on March 10, 2006.

 The Company had an additional, lines of credit in the amount of $875,000, with related parties, secured by assets of the company.  Borrowings under the Line of credit bear interest at the rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.  As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $655,000.  The company also had a short term demand note with an employee bearing interest at the rate of 15% in the amount of $50,000.  These notes were converted to Term Notes Payable, with an effective date of  June 30, 2006, with interest rates of 12% per annum and a 36 month amortization, with a balloon payments of $714,802 at 18 months.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

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

Minimum future lease payments under current lease agreements at September 30, 2006 are as follows:

Present value of Minimum lease payments

2006	$ 27,000
2007	754,628
2008	9,520

Total Minimum Lease payments	791,148
Less amount representing interest	0
Present value of net minimum lease payments	791,148
Less Current Portion	(777,128)
Long-term portion	$14,020

The following is an analysis of the equipment under capital leases as of September 30,2006 which is included in property and equipment:
Equipment	1,797,958
less: Accumulated depreciation	(1,682,729)
Net Equipment under capital leases	$ 115,229

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 7 –  NOTES PAYABLE

A) Note payable –  secured by deed of trust, 12% interest, originally due on

September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006.

The balance of  Note $456,000was paid in full on March 10, 2006

B) Note Payable number 2029052, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Kambiz Mahdi.  As of September 30, 2006 note balance is $21,600

C) Note Payable number 2029051, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Reza Zarif.

As of September 30, 2006 Note balance is $21,600

D) Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of September 30, 2006 the outstanding balance was $29,649. Payable to Kambiz Mahdi, This note was converted to a Term Note Payable, with an effective date of September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

E) Note Payable number 2029053, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of September 30, 2006 the outstanding balance was $29,649.  Payable to Reza Zarif, This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

F) Note Payable number 2029055, dated March 10, 2006  –  Special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in Cash., due May 10, 2007.  As of September 30, 2006 the outstanding balance was $59,298.  Payable to Frank Kavanaugh, This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $1,996 and a balloon payment of $33,068 on April 15, 2008.

G) Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of September 30, 2006 the outstanding balance was $233,005.

H) Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of September 30, 2006 the outstanding balance was $233,005.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 7 – NOTES PAYABLE - Continued

I)  Note Payable – Number 2020000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $75,000, Payable to Rufina Paniego.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $2,491 and a balloon payment of $41,257 on April 15, 2008

J)  Note Payable – Number 2029000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $150,000, Payable to eFund Capital Partners.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,982 and a balloon payment of $82516 on April 15, 2008

K)  Note Payable – Number 2029010 –   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, Payable to Benner Exemption Trust.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008

L)  Note Payable – Number 2029030 –   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, Payable to Ed Lassiter.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $ $1,660 and a balloon payment of $57,398 on April 15, 2008

M)  Note Payable – Number 2029020 –   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of September 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $50,000, Payable to William Duncan.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured , At 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008.

N) Note Payable - Number 2029040 -   This Note was an operating line of credit, un-secured,   Borrowings under this Line of credit was at an interest rate of 15%  per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $50,000, payable to Hoa Mai.  This note was converted to a Term Note Payable in the amount of $50,000 with an effective date of  June 30, 2006 The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $1,660.72 and a balloon payment of $27,505.19 on April 15, 2008.

O) Note Payable – Number 2028000 –   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 12%  per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $100,000, payable to Ashford Transition Fund, LP.  This note was converted to a Term Note Payable in the amount of $100,000, with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $3,321.43 and a balloon payment of $55,010.37 on April 15, 2008.

Other Long-Term Debt

Other long-term debt consists of settlements reached with various vendors ranging from $1,400 to $120,000 with payment terms from two to five years in the total amount of $265,573.   Monthly installment payments to these vendors range from $70 to $2,500.   As of September 30, 2006 the outstanding balance was $67,358

.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

The Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006 and as result, the company is under a new rental agreement which is based on month to month for a maximum of six months at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.   Our rental agreement expired on September 10, 2006.

On September 11, 2006 we entered into a sublease agreement for office and manufacturing space with Quantum Fuels System Technologies Worldwide, Inc. for two years with an option to renew for three years at a monthly rate $8, 027.00.  The new facility is located at 25242 Artic Ocean Drive, Lake Forest, CA 92630.

       Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of  September 30, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $16,053 as of September 30, 2006.

2. We currently owe the Internal Revenue Service $98,427 for past tax liabilities.  We  negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

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

3)

On April 21, 2005, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

The Company re-domiciled in the state of Nevada, whereby increasing the number of authorized common shares to 200,000,000 and designating a par value of $.001 per share.

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

Jeffrey Conrad

100,000

Dennis Benner

100,000

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of  September 30, 2006 and December 31, 2005 there were 10,270,863 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

PREFERRED STOCK

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 as Series A Convertible Preferred Stock and have authorized 20,000 shares of Series B Convertible Preferred Stock.  On May 25th, 2006 the Articles of Incorporation were amended, authorizing 15,000 shares Series C Convertible Preferred Stock.

Preferred Series A

As of  June 30, 2006, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000. Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert election of the holder, The holder of the Convertible A Preferred Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Convertible A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders, converted 440 shares of the Preferred Series A for 4,544,188 shares of the company’s common stock.

Preferred Series B

As of March 31, 2006 there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater. The minimum conversion price which Series B shareholders shall be to convert their Series B shares to common stock shall be $0.10.  The Series B Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than Nine (3) times the Purchase Price, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s By-Laws or Articles of Incorporation in a manner adverse to Series B Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series B Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series B Stock shall get two times (2x) return on its capital.  Once Series B Stock has recouped its two times (2x) return on capital then Series B Stock shall participate, on a pro rata basis, based on the number of shares of  the Company’s common stock (the “Common Stock”) into which the Series B Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

Exchange of Preferred Series B to Preferred Series C

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

On August 14, 2006, the holders of Preferred Series C elected to convert their shares into common stock.

As a result 14, 040 shares of  Preferred Series C were converted into 1,755,000 shares of common stock.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

WARRANTS

Series A - Common Stock Warrants:

We currently have 407,625 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase  5 shares of common stock at $1.00 per share.  The Series A Warrants will expire on November 15, 2007.

Series B - Common Stock Warrants

We currently have 407,625 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase  5 shares of common stock at $1.50  per share.  The Series B Warrants will expire on on May 15, 2008.

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 222,125 common stock units pursuant to a Private Placement Memorandum at $8.00 per unit to 49 individuals generating net proceeds of $1,777,000.  The Company also issued 10,000 units of common stock for compensation.  On August 14, 2006, 14,040 shares of preferred series C were converted into 1,755,000 shares of the company’s, common stock.

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $2.00 per share which would expire on November 16, 2005, which has been subsequently extended by 12 months to November 15, 2006; and, Class B Warrants, for 5 shares at a price of $3.00 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2007.  As of September 30, 2006, no warrants were exercised.

A summary of warrant activity for the quarter ended September 30, 2006 is as follows:

	No. of Warrants	Weighted Average exercise price		Warrants Exercisable	Weighted Average exercise price
Outstanding December 31, 2003	0	0.00		0	$0.00

Granted	321,250	$1.25		321,250
Exercised	0	$0.00		0

Outstanding December 31, 2004	321,250			321,250	$1.25

Granted	143,000	$1.25		143,000	$1.25
Exercised	0	$0.00		0

December 31, 2005	464,250	$1.25		464,250	$1.25

Granted	351,000	$1.25		351,000	$1.25
Exercised	0	0		0	0

September 30, 2006	815,250	$1.25		815,250	$1.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average exercise price	Weighted Average Remaining Contractual Life	No. of Warrants	Weighted Average exercise price
$ 2.00	407,625	$1.00	1.12	407,625	$1.00
$ 3.00	407,625	$1.50	1.63	407,625	$1.50

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004, however, he is no longer a member of the Board of Directors. Total payments made for the nine month period ended, September 30, 2006 was $59,100. The Building was sold on March 10, 2006 and as a result, the company is under a new rental agreement with Mitchell / Fitch, LLC.  (in the same facility) which is based on month to month for a maximum of nine month at a monthly rate of $30,580, consisting of Base rent of $24,068 and additional operating expenses of $6,512.  The company moved form that facility on September 10, 2006.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.  Mr. Conrad jointly has authority regarding the portfolio management decisions with respect to the shares of common stock owned by eFund Capital Partners, LLC. Mr. Conrad may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Conrad does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through September 30, 2006 were $6,500.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the Nine month period ended, September 30, 2006 were $4,073.60.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 10 – RELATED PARTY TRANSACTIONS - Continued

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 11 – RELATED PARTY DEBT

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  There is currently an outstanding balance of $150,000 as of September 30, 2006.  Total payments made during the nine months ended September 30, 2006 consisted of $0 in principal and $7,466.57 in interest and $2,958.91.42 in common stock with accrued interest payable of  $4,471.23 at September 30, 2006.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $4982.14 and a balloon payment of $82,515.56 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 3007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. There is currently an outstanding balance of $75,000 as of September 30, 2006.  Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, COO and director. Total payments made during the nine months ended September 30, 2006 consisted of $0 in principal and $3,783.39 in interest and $1,497.45 in common stock with accrued interest payable of $2,235.62 at September 30, 2006. This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $2,491.07 and a balloon payment of $41,257.78 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.

 Note Payable number 2029052, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Kambiz Mahdi.  As of September 30, 2006 note balance is $21,600

 Note Payable number 2029051, dated March 10, 2006  – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment due on April 10,2006.  Payable to Reza Zarif.

As of September 30, 2006 Note balance is $21,600

 Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of September 30, 2006 the outstanding balance was $29,649. Payable to Kambiz Mahdi, This note was converted to a Term Note Payable, with an effective date of September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008

 Note Payable number 2029053, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of September 30, 2006 the outstanding balance was $29,649.  Payable to Reza Zarif, This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Nine month period ended, September 30, 2006

NOTE 11 – RELATED PARTY DEBT  - Continued

Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of September 30, 2006 the outstanding balance was $233,005.

Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a Term Note Payable, with an effective date of  September 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of September 30, 2006 the outstanding balance was $233,005.

NOTE 12 – SUBSEQUENT EVENTS

On November 10, 2006, our Board of Directors  voted to extend the exercise date of the Series A and Series B Warrants held by our shareholders by one year.  Therefore, the new expiration date for Series A will be November 15, 2007 and Series B shall be May 15, 2008.  Furthermore, the Board has voted to lower the strike prices of the warrant.  The new purchase price for shares under the Amended Series A Warrant Agreement shall be $1.00 per share and $1.50 per share for shares under the Amended Series B Warrant Agreement.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

Summary of Results:

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2005 and 2006 respectively
Un-Audited for internal use only

	Un-audited		Un-audited
	Three-month period ended		Nine-month period ended
	2006	2005	2006	2005

SALES	$ 2,551,236	$ 1,494,250	$ 7,313,672	$ 4,400,649
COST OF GOODS SOLD	1,938,658	1,177,232	5,460,204	3,551,466
GROSS PROFIT	612,578	317,018	1,853,467	849,183

GENERAL AND ADMINISTRATIVE	517,294	495,592	1,447,245	1,352,516
NET Profit / (LOSS) FROM OPERATIONS	95,284	(178,574)	406,222	(503,333)

OTHER INCOME / (EXPENSES)	423	17,337	(37,444)	95,584
INTEREST EXPENSE	(55,382)	(56,607)	(208,460)	(131,779)
NET Profit / (LOSS) BEFORE INCOME TAXES	40,325	(217,844)	160,318	(539,528)
INCOME TAX EXPENSE / (BENEFIT)		-		-
NET Profit / (LOSS)	$ 40,325	$ (217,844)	$ 160,318	$ (539,528)

Per Share Information:
Basic weighted average number
of common shares outstanding	7,737,247	3,337,778	4,879,189	3,193,981

Net Profit / (Loss) per common share	0.01	(0.07)	0.03	(0.17)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	11,813,497	3,337,778	8,940,507	3,193,981

Diluted, Net Profit / (Loss) per common share	0.003	(0.07)	0.018	(0.17)

Key performance indicators

Key Performance Indicators	Three-month period ended September 30, 2006		Nine-month period ended September 30, 2006
	2005	2006	2005	2006
Inventory Turns	4.0	5.2	5.1	5.4
Days Sales in Backlog	122	94	124	98
Days Receivables Outstanding	39	31	33	29
Days Payables Outstanding	47	42	51	59

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite substantial increase in revenues, in the three month ended September 2006 our inventory turns were about 5.2 which is about 30% higher than the same period in 2005, and  for the nine month period ended September 2006, our inventory turns were 5.4 slightly higher than the same period in 2005.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the three month ended September 30 2006, Days Sales in Backlog have decreased to 94 days from 122 days in the same period in 2005.  For the nine month ended September 2006 the Days Sales in Backlog have decreased to 98 days from 124 days in the same period in 2005. The decrease is primarily due to slow down in orders from existing customers in the 4th quarter 2006 and 1st quarter of 2007.

Days Receivables Outstanding is calculated as the ratio of average accounts payable during the quarter compared to average daily sales for quarter, this has improved as a result in improved collection efforts.

Days Payable Outstanding is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the same quarter.

Plan of Operation

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although the  Company had a net profit of $160,263, for the nine month period ended, September 30, 2006, they had stock holders deficit of ($727,279) and a working capital deficit of of ($9,044).  The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) and improving operational efficiencies such that the Company can operate until such time that it resumes generating sufficient positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines, (iii) we have moved into a more feasible facility;  (b) we have re-negotiated our lines of credit with agreement(s) that have more attractive terms, as well as increased our lines of credit with suppliers; (c) To increase revenue we’re acquiring new customers, and growing our business with existing customers.  We’re also charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price;  (d)  Manage inventory levels, carrying costs and better utilize our supplier lines of credit, by implementing bonded inventory levels with our major suppliers, whereby they maintain stock at there facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts, which management believes is sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.  As of September 30, 2006, the Company has a reserve for potentially un-collectable accounts of $44,465.

Five (5) customers accounted for approximately 89% of accounts receivable at September 30, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are stated at the lower of weighted average cost or market. Probe Manufacturing’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. Probe Manufacturing makes provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers. Provisions for excess and obsolete inventory are also impacted by Probe Manufacturing’s contractual arrangements with their customers including their ability or inability to re-sell such inventory to them.  As of September 30, 2006, the Company had a reserve for potentially obsolete inventory, of $400,898.

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $1,250.  The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.  In 3rd quarter 2006, we capitalized $146,085 due to lease hold improvement as a result of our move to new facilities in Lake Forest, California.

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

Other Comprehensive Income

We had no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period nine month period ended September 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At September 30, 2006 the company had outstanding common shares of 10,270,863. As of September 30, 2006 there were warrants outstanding to purchase 4,076,250 common shares which may dilute future earnings per share. Diluted, weighted average Common shares and equivalents as of September 30, 2006 were 11,813,497 and 8,940,507 for the three month period ended and nine month period ended respectively.

Income Taxes

We account for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit reported in the nine month period ended September 30, 2006 is offset by previous losses.

Results of Operations

For the three month period ended September 30, 2006 we generated a net profit of $40,325 compared to net losses of ($217,844) for the same period in 2005.  For the nine month period ended September 30, 2006 we generated a net profit of $160,318 compared to net losses of ($539,528) for the same period in 2005.

In the three month ended September 30, 2006 our revenue increased by 70% to $2,551,236 compared to the same period in 2005. In the nine month period ended September 30, 2006 our revenue increased by 66% to 7,313,672 compared to the same period in 2005.

In the three month period ended September 30, 2006 our cost of goods sold, was reduced to 76% from 78% in the same period in 2005.  In the nine month period ended September 30, 2006 our cost of goods sold, was reduced to 75% from 81% in the same period in 2005.

In three month period ended September 30, 2006 our gross margins increased to 24% from 21% in the same period in 2005.  In nine month period ended September 30, 2006 our gross margins increased to 25% from 19% in the same period in 2005.

In the three month period ended September 30, 2006 our SG&A cost was reduced to 20% from 33% compared to the same period in 2005. In the nine month period ended September 30, 2006 our SG&A cost was reduced to 20% from 30% compared to the same period in 2005.

Our improvements in performance in the three month and nine month periods ended September 30, 2006 are primarily due to increase in revenue and  continuation of process improvement efforts initiated in the 4th quarter 2005.  We anticipate a slow down in sales in the  4th quarter 2006 and 1st quarter of 2007 due to customer reduction in re-orders and one of our major customers moving high volume business to low cost regions.

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2005 and 2006 respectively
Un-Audited for internal use only

	three month period ended September 30, 2006		nine month period ended September 30, 2006
	2005	2006	2005	2006
	Un-Audited	Un-Audited	Un-Audited	Un-Audited

SALES	100%	100%	100%	100%
COST OF GOODS SOLD	79%	76%	81%	75%
GROSS PROFIT	21%	24%	19%	25%

GENERAL AND ADMINISTRATIVE	33%	20%	30%	20%
NET Profit / (LOSS) FROM OPERATIONS	-12%	4%	-11%	5%

OTHER INCOME / (EXPENSES)	1%	0%	2%
INTEREST EXPENSE	-4%	-2%	-3%	-3%
NET Profit / (LOSS) BEFORE INCOME TAXES	-15%	2%	-12%	2%
INCOME TAX EXPENSE / (BENEFIT)
NET Profit / (LOSS)	-15%	2%	-12%	2%

Net Sales

Our net sales increased by 70% to $2,551,236  in three month period ending September 30, 2006 compared to the same period in 2005 due to increase in the number of customers and increased orders from existing customers.

Major Customers

Our top 5 customers accounted for approximately 86% of net sales for the three month period ended September 30, 2006, compared to approximately 85% in the same period in 2005.  We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Our Gross profit could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.  In three month period ended September 30, 2006 our gross profits increased to 24% from 21% in the same period in 2005. Our gross profit percentage increased to 25% in the nine month period ending September 30, 2006, an increase of 31% compared to the same period in 2005 primarily due to increased revenue and improved operational efficiencies.

Selling, General and Administrative (SG&A) Expenses

We issued 500,000 shares of common stock, valued at $.10  ($50,000) to our Board of Directors for the past two years of service.  However, SG&A expenses decreased from 33% to 20% for the three months ended September 30, 2006 compared to the same period in 2005.  SG&A expenses decreased from 31% to 20% for the nine months ended September 30, 2006 compared to the same period in 2005.  This decrease in percentage is mainly due to higher revenue levels in the 2nd quarter of 2006.

Net Income/ (Loss) from operations

In the three months ended September 30, 2006, our net income from operations was 4% compare to net losses of (12%) for the same period ending 2005 and in the nine months ended September 30, 2006, our net income from operations was 6% compare to net losses of (11%) for the same period ending 2005.   The increase in net profits was due, primarily to increased revenue and continued operational efficiencies.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the nine month periods ended September 30, 2006

	Un-Audited	Un-Audited
	2006	2005
Net Cash provided / (Used) In Operating Activities	365,112	(918,772)
Cash Flows Used In Investing Activities	(155,750)	(22,611)
Cash Flows Provided / (used) By Financing Activities	(182,689)	901,460
Net (Decrease) Increase in Cash and Cash Equivalents	26,673	(39,923)
Cash and Cash Equivalents at Beginning of Period	-	40,402
Cash and Cash Equivalents at End of Period	$ 26,673	$ 479

We generated net cash from operating activities of $160,318 during the nine month period ended September 30, 2006 compared to negative (539,528) in the same period in 2005.

The following is a summary of certain obligations and commitments as of r, 2005 for continuing operations:

Capital Requirements for long-term Obligations by period	2006	2007	2008	2009
Notes Payable	129,476	517,903	844,279	0
Other Long term debt	29,981	79,092	39,284	17,497
Capital Lease Obligations	27,000	754,628	9,520	0
Total	186,457	1,351,623	893,083	17,497

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of  September 30, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resale the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and could not pay Cadence.  On August 9th 2004 we have entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off and the balance due to Cadence under the agreement was $16,053 as of September 30, 2006.

2. We currently owe the Internal Revenue Service $98,427 for past tax liabilities.  We  negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the third quarter of 2006 our shareholders voted affirmatively to reelect our four directors Reza Zarif, our Chief Executive Officer, Barrett Evans, our interim Chief Financial Officer, Kambiz Mahdi, and Jeffrey Conrad.  Furthermore, our shareholders voted to approve the sale of common stock to Quantum Fuel System Technologies Worldwide, Inc. representing 19.99% of our common stock then outstanding in consideration for $100,000 cash, 1,000,000 in rent and engineering credits and a royalty free license to their alternative energy engine technologies.

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

4.6 Certificate of Designation for Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).

4.7 Amended Certificate of Designation for Series C Convertible Preferred Stock dated August 7, 2006 (included as exhibit 4.1 to Form 8-K filed on August 14, 2006 and incorporated herein by reference).

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

10.33 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.34 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.35 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.36 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.37 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.38 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.39 Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.40 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.41 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.42 Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.43 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.44 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.45 Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

10.46 Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).

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

Reports  Filed  on  Form  8-K

On  August 23, 2006,  we  filed  an  8-K  regarding the following promissory notes and special lines of credit which were changed to term promissory notes effective June 30, 2006 and that have a 12% interest rate with a 36 month amortization a balloon payments on April 15, 2008.  Furthermore, we instituted an employee profit sharing plan and an employee incentive stock option plan:

1). Note Payable number 2029054, dated March 10, 2006  – related party, Special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649, payable to Kambiz Mahdi, This note was converted to a Term Note Payable $30,155.58 with an effective date of  June 30, 2006 The note is un-secured at 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.

2). Note Payable number 2029053, dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of June 30, 2006 the outstanding balance was $29,649, payable to Reza Zarif. This note was converted to a Term Note Payable in the amount of 30,155.58 with an effective date of  June 30, 2006, The note is un-secured, At 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588.70 on April 15, 2008.

3). Note Payable number 2029055, dated March 10, 2006  – related party, special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in Cash., due May 10, 2007.  As of June 30, 2006 the outstanding balance was $59,298, payable to Frank Kavanaugh, This note was converted to a Term Note Payable  in the amount of $60,113 with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $1,996 and a balloon payment of $33,068 on April 15, 2008.

4). Note Payable – number 2401010 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, payable to Kambiz Mahdi.  This note was converted to a Term Note Payable in the amount of 236,986.04 with an effective date of June 30, 2006.  The note is un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.

5). Note Payable – number 2401000 – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, payable to Reza Zarif.  This note was converted to a Term Note Payable in the amount payable of $236,986.04 with an effective date of  June 30, 2006.  The note is un-secured, at 12% interest rate, with a 36 month amortization payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.

6). Note Payable – Number 2020000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $75,000, payable to Rufina Paniego.  This note was converted to a Term Note Payable in the amount of $75,000 with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $2,491 and a balloon payment of $41,257 on April 15, 2008

7). Note Payable – Number 2029000 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $150,000, payable to eFund Capital Partners.  This note was converted to a Term Note Payable in the $150,000 with an effective date of  June 30, 2006 The note is un-secured at 12% interest rate, with a 36 month amortization, payments of $4,982 and a balloon payment of $82516 on April 15, 2008

8). Note Payable – Number 2029010 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, payable to Benner Exemption Trust.  This note was converted to a Term Note Payable in the amount of $140,000 with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008.

9). Note Payable – Number 2029030 – related party.  This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $140,000, payable to Ed Lassiter.  This note was converted to a Term Note Payable in the amount of $140,000 with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization payments of $4,650 and a balloon payment of $77,014.52 on April 15, 2008.

10). Note Payable - Number 2029020 -   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $50,000, payable to Bill Duncan.  This note was converted to a Term Note Payable in the amount of $50,000 with an effective date of  June 30, 2006. The note is un-secured at 12% interest rate, with a 36 month amortization, payments of $1,660.72 and a balloon payment of $27,505.19 on April 15, 2008

11). Note Payable - Number 2029040 -   This Note was an operating line of credit, un-secured,   Borrowings under this Line of credit was at an interest rate of 15%  per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $50,000, payable to Hoa Mai.  This note was converted to a Term Note Payable in the amount of $50,000 with an effective date of  June 30, 2006 The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $1,660.72 and a balloon payment of $27,505.19 on April 15, 2008.

12) Note Payable – Number 2028000 –   This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this Line of credit was at an interest rate of 12%  per annum.   As of June 30, 2006 the Company had an outstanding balance against this line of credit in the amount of $100,000, payable to Ashford Transition Fund, LP.  This note was converted to a Term Note Payable in the amount of $100,000, with an effective date of  June 30, 2006.  The note is un-secured  at 12% interest rate, with a 36 month amortization, payments of $3,321.43 and a balloon payment of $55,010.37 on April 15, 2008.

As of August 14, 2006 all outstanding Series A and Series C Convertible Preferred Stock were converted to common stock by the holders of the preferred stock.  Therefore, the Company no longer has any outstanding preferred stock.

On August 21, 2006 we instituted its profit sharing plan for employee which was approved by the board of directors in January, 2006.  Pursuant to the plan the employees will be entitled to receive ten percent of the net profits before taxes.  The Profit sharing pool will be paid out in 2 payments; 1) 40% of the accrued pool is paid on December 15th of the current year, 2) The Balance will be paid on March 31 of the following year, after the final year end audit adjustments are completed.

On August 21, 2006 the Company instituted its 2006 Employee Incentive Stock Option Plan whereby two percent of the outstanding shares of the Company’s common stock, Outstanding Common Shares, shall be available for grant under this Plan.  The Exercise Price of an Incentive Stock Option shall be lesser of the established Fair Market Value or $.80  at the time of Grant; provided that the Exercise Price of an Incentive Stock Option granted to a holder of more than 10% of the outstanding Shares shall be 110% of the Fair Market Value of the Shares on the date of grant. The term of an Incentive Stock Option granted under this Plan shall be established by the Committee at the date of grant and shall not exceed 10 years from the date of grant for all Incentive Stock Options; provided however, in the case of an Incentive Stock Option with an Exercise Price set at 1 10% of Fair Market Value, the term of such Incentive Stock Option shall not exceed 7 years from the date of grant.

On September 21, 2006, we filed an 8-k regarding a sublease agreement for office and manufacturing space with Quantum Fuels System Technologies Worldwide, Inc. for two years with an option to renew for three years at a monthly rate $8, 027.00.  The new facility is located at 25242 Artic Ocean Drive, Lake Forest, CA 92630.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  November 14, 2006

Probe Manufacturing,  Inc.

/s/  Reza Zarif

 -----------------------

Reza Zarif

Chief  Executive Officer

Dated:  November 14, 2006

 /s/  Barrett Evans

________________

Barrett Evans

Interim Chief Financial Officer