Form 10-K
period 2006-12-31
Probe Manufacturing Inc
filed 2007-04-05
CIK 1329606

____________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2006.

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

25242 Arctic Ocean Drive, Lake Forest, CA        92630

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

Rule  12b-2  of  the  Exchange  Act).

[ ] Yes [X] No

State issuer's  revenues  for  its  most  recent  fiscal  year:  $9,310,464

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last  sold, or the average bid and asked price of such common equity, as of

December 31, 2006:  $0.55.  The company is currently selling its common equity on the OCTBB.

State  the  number  of shares outstanding of each of the registrant's classes of common stock  as  of  December 31, 2006:  10,162,608

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

PROBE MANUFACTURING, INC.

10-KSB

TABLE  OF  CONTENTS

PART  I

PAGE

ITEM  1.     DESCRIPTION OF BUSINESS.

ITEM  2.     DESCRIPTION OF PROPERTY.

10

ITEM  3.     LEGAL PROCEEDINGS.

10

ITEM  4.     SUBMISSION OF MATTERS TOA VOTE OF SECURITY HOLDERS.

11

PART  II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

11

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

14

ITEM  7.     FINANCIAL  STATEMENTS.

F1-F-31

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING

AND  FINANCIAL  DISCLOSURE.

ITEM  8A.    CONTROLS  AND  PROCEDURES.

28

ITEM  8B.    OTHER  INFORMATION.

28

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL PERSONS;

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

ITEM  10.    EXECUTIVE  COMPENSATION.

30

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND

MANAGEMENT  AND  RELATED  STOCKHOLDER  MATTERS.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

33

ITEM  13.    EXHIBITS.

35

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

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

Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, Probe builds an Engine Control Unit (ECU) for Quantum Fuel Technologies which is used in alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product.  Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the boards, assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished good product is shipped to the customer, who integrates it in to their final fuel delivery system and it’s delivered to GM.

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

STRATEGIC RELATIONSHIPS AND ALLIANCES

Customers

Our current list of customers by their industry and what we help them produce is a follows:

Name/ Industry	Services & products offered by our customers	Services or products we provide to our customers
Asymtek/ Industrial	Manufacturer of automated fluid dispensing systems.	Materials Procurement, Printed Circuit Card Assembly and Test
Adams Rite	Manufacturer of electronics water dispensing and other related equipment. To aerospace industry	Materials Procurement, Printed Circuit card Assembly, and Test
Celerity Group/ Semiconductor	Manufacturer of gas and liquid delivery process modules that are used in semiconductor fabrication equipment.	Materials Procurement, Printed Circuit card Assembly, and Test.
Jetline Engineering/ Industrial	Manufactures a full range of mechanized welding equipment for all arc and other high energy processes.	Materials Procurement, Printed Circuit Assembly, Test, Mechanical and Full Box Build Assembly.
Mettler Electronics/ Medical	Manufacturer of portable ultrasound and electro-stimulation therapy equipment.	Materials Procurement, Printed Circuit Card Assembly, Test, Mechanical, and Box Build Assembly.
Newport/ Industrial & Instrumentation	Manufactures lasers and precision photonics instrumentation, motion control, wafer handling and assembly automation.	Materials procurement, printed Circuit Card Assembly, Test, Mechanical, and Box Build Assembly.
Quantum/ Automotive	Electronics Control Units for Hydrogen, Natural Gas & Propane engines.	Printed Circuit Card Assembly, test, mechanical assembly and full box build.
Staco Switch/ Industrial	Manufactures Lighted pushbutton switches and ruggedized keyboards and keypads for both military and commercial applications.	Printed Circuit Card Assembly.

We do not have any long term agreements with our customers, and our principal customers may not continue to purchase services from us. The duration of a purchase order is usually from 30 to 360 days. These purchase orders could be cancelled or rescheduled at any time. The part number, quantity,  price, workmanship standards, and scheduled delivery dates of the products to be manufactured are determined by written purchase orders given by our customers and accepted or confirmed by us in writing or via email.  We agree to deliver theproducts manufactured pursuant to each purchase order in accordance with the terms and conditions set forth in the purchase order. Probe manufactures hundreds of different types of assemblies on an ongoing basis and each product has a purchase order associated with it.

We currently only focus on attracting and servicing customers in Southern California.

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

COMPETITIVE POSITIONING

We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions through out the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that has an average of 22 years of industry experience.

PERSONNEL

We presently employ approximately 60 employees, including production team, program management team, material management team, engineering, sales team and quality staff and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.

Facilities

From January 1st to March 10, 2006 the Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006. From March 10, 2006 through September 10, 2006 a new rental agreement was signed with Mitchell-Fitch, LLC which was a month to month (for a maximum of six months) at a monthly rate of $30,580. This consisted of Base rent of $24,068 and additional operating expenses of $6,512. The rental agreement expired on September 10, 2006.

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease is for two years with an option to renew for three years at $8,027 per month. The new facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630

ITEM  3.  LEGAL  PROCEDINGS.

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of December 31, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resell the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and was unable pay Cadence.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of December 31, 2006 the balance due to Cadence under the agreement was $8,853.

2. We currently owe the Internal Revenue Service $93,121 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

At the Annual Meeting of Stockholders held on September 20, 2006, stockholders elected four directors to serve until the 2007 annual meeting and until their successors are duly elected and qualified. Stockholders of record held 10,162,608 shares of common stock.  The votes for each director are as follows:

	For	Withheld
Reza Zarif	10,162,608	0
Kambiz Mahdi	10,162,608	0
Jeffrey Conrad	10,162,608	0
Barrett Evans	10,162,608	0

At the Annual Meeting of Stockholders held on September 20, 2006 the stockholders of record approved the sale of common stock securities to Quantum Fuel Systems Technologies Worldwide, Inc. representing 19.9% of the outstanding stock of Probe Manufacturing, Inc.  The stock sale is pending satisfactory completion of the final purchase agreement.  The votes for the stock sale are as follows:

	For	Withheld
Approval of Stock Sale*	10,162,608	0

* As of December 31, 2006 this transaction has not been consummated and there is no current timeframe for its completion.

PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2006, as reported by the Bloomberg Financial Network, are as follows:

2006 FISCAL YEAR	High	Low
First Quarter*	$0.00	$0.00
Second Quarter	$0.99	$0.10
Third Quarter	$0.90	$0.65
Fourth Quarter	$0.65	$0.40

* Company was not trading in the public market during the first quarter of 2006.

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	455,505	$ 0.52	0
Total	455,505	$ 0.52	0

RECENT  SALES  OF  UNREGISTERED  SECURITIES

1)

In February 2006 the company issued 13,438 shares of common stock, in lieu of interest payments at $.80 per share for a total of $10,751.

2)

In May 2006 the company issued 16,336 shares of common stock, in lieu of interest payments at $.80 per share for a total of $13,094.

3)

On May 25, 2006, The Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for services through a stock grant pursuant to Form S-8 in the following amounts:

Name                                                               Common Stock Issued

Kambiz Mahdi                                                              100,000

Reza Zarif                                                                     100,000

Barrett Evans                                                                100,000

Jeffrey Conrad

100,000

Dennis Benner

100,000

4)

In August 2006 the company issued 30,254 shares of common stock, in lieu of interest payments at $.80 per share for a total of $24,205.

5)

In August 2006 the company issued 11,678 shares of common stock, in lieu of interest payments at $.80 per share for a total of $9,343.

6)

In August 2006 the company issued 4,205 shares of common stock for officer compensation at $.80 per share for a total of $3,365.

7)

In August 2006 the company accrued 47,260 shares of common stock for officer compensation at $.10 per share (fair market value at time of accrual) for a total of $4,726. These shares had been classified as issued in quarterly filings.

8)

In September 2006 the company accrued 29,083 shares of common stock for officer compensation  at $ .65 per share (fair market value at time of accrual) for a total of $18,904.

9)

In December 2006 the company accrued 34,370 shares of common stock for officer compensation at $.55 per share (fair market value at time of accrual) for a total of $18,904

10)

In July 2006 the company converted 12,500 shares from Preferred B to 14,040 shares of Preferred C.

11)

In August 2006 the holders of Preferred Series C elected to convert their 14,040 shares into 1,755,000 shares of common stock.

12)

On August 14, 2006 the holders, converted 440 shares of the Preferred Series A for 4,472,424 shares of the Company’s common stock.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATION.

You should read this section together with our consolidated financial statements and  related  notes  thereto  included  elsewhere  in  this  report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALS CONDITION AND PLAN OF OPERATION

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

Overview

We provide a range of manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the industrial, automotive, semi-conductor and medical devise manufacturers. Because we are a service company,, we’re  impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be very difficult.

Plan of Operations:

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $150,894 for the year ended December 31, 2006, they had a working capital deficit of $132,686 and a total stockholders deficit of $745,462 as of December 31, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines, (iii) we have moved into a more economically feasible facility;  (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue we are acquiring new customers that are a better fit and growing the business with our existing customers. The company is now charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price;  (d)  Manage inventory levels, carrying costs and better utilize our supplier credit lines by implementing bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Selected financial data:

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical financial statements and should be read in conjunction with financial statement and notes included herein.

Statement of operations:

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31

	2006	2005	2004

Sales	$ 9,310,464	$ 6,351,362	$ 6,204,957
Cost of goods sold	7,019,402	4,953,672	4,988,538
Gross profit	2,291,062	1,397,690	1,216,419

General and administrative	1,875,295	1,823,624	1,965,125
Net profit / (loss) from operations	415,767	(425,934)	(748,706)

Other income / (expenses)	(37,408)	(53,768)	275,228
Interest expense	(227,465)	(156,003)	(445,112)
Net profit / (loss) before income taxes	150,894	(634,105)	(918,590)
Income tax expense / (benefit)	0	0	0
Net profit / (loss)	$ 150,894	$ (634,105)	$ (918,590)

Per Share Information:
Basic weighted average number
of common shares outstanding	6,222,272	3,193,981	4,152,149

Net Profit / (Loss) per common share	$ 0.04	$ (0.20)	$ (0.22)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	9,250,330	3,193,981	4,152,149

Diluted, Net Profit / (Loss) per common share	$ .016	(0.20)	(0.22)

Condensed Balance sheet data:

PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of December 31,
	2006	2005	2004

Working Capital	$ (132,688)	$ (501,461)	$ (564,310)
Total Assets	2,286,121	2,404,470	1,982,940
Long term Debt	930,616	914,040	1,136,358
Stockholder Equity	(745,462)	(1,049,649)	(1,012,438)

Summary of Results:

For the year ended December 31, 2006 we generated a net profit of $150,894 compared to net losses of ($634,105) for the same period in 2005 and net losses of ($918,590) for the same period in 2004.

For the year ended December 31, 2006 our revenue increased by 46% to 9,310,464 compared to 6,351,362 in the same period in 2005. In the twelve month period ended December 31, 2006 our revenue increased by 50 % compared to 6,204,957 in the same period in 2004.

For the year ended December 31, 2006 our cost of goods sold, was reduced to 75% from 78%  and 80% in the same period in 2005 and 2004 respectively.

In the twelve month period ended December 31, 2006 our gross margins increased to 25% from 22% and 20% in the same period in 2005 and  2004 respectively.

For the year ended December 31, 2006 our SG&A cost was reduced to 20% from 29% and 32% for the same period in 2005 and 2004 respectively.

Our working capital improved by $368,773 and stockholder equity improved by $304,187 from December 31, 2005 to December 31, 2006.

Our improvements in performance for the year ended December 31, 2006 were primarily due to increase in revenues and continuation of process improvement efforts initiated in the 4th quarter of 2005.  We anticipate flat sales in the 1st and 2nd quarter of 2007 due to customer reduction in re-orders and one of our major customers moving high volume business to low cost regions.

Key performance indicators:

	Twelve month period ended December 31
	2006	2005	2004
Inventory Turns	4.34	3.32	6.33
Days Sales in Backlog	159	80	125
Days Receivables Outstanding	39	44	29
Days Payables Outstanding	37	38	57

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite substantial increase in revenues, the twelve month period ended December 31, 2006 our inventory turns improved to 4.34 compared to 3.32 and 6.33 in 2005 and 2004 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the year ended December 31, 2006, Days Sales in Backlog increased to 159 days from 80 and 125 days in the same period in 2005 and 2004 respectively.

Days Receivables Outstanding is calculated as the ratio of average accounts payable during the fiscal year compared to average daily sales for the same period, this has improved as a result in improved collection efforts.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the fiscal year compared to daily cost of sales for the same period.

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

Accounts Receivable

The Company grants credit to its customers within the United States of America, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2006, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 88% of accounts receivable at December 31, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2006, the Company had   a reserve for potentially obsolete inventory of $335,759.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $5000.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets are as follows:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended December 31, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At December 31, 2006 the company had outstanding common shares of 10,162,608, and 110,713 shares to be issued for officer compensation, for a total of 10,273,321, used in the calculation of basic earnings per share.  Weighted average common shares and equivalents at December 31, 2006 were 6,222,272. As of December, 31, 2006 the company had outstanding warrants to purchase 4,076,250 additional common shares which may dilute future earnings per share. Fully diluted weighted average Common shares and equivalents at December 31, 2006 were 9,250,330

Segment Information

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit for the year ended December 31, 2006 of $150,894 is offset by previous losses.  As of December 30, 2005, the company had a net operating loss carry forward of ($858,589). The company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations Percentage Based
for the years ended December 31,
	2006	2005	2004

Sales	100%	100%	100%
Cost of goods sold	75%	78%	80%
Gross profit	25%	22%	20%

General and administrative	20%	29%	32%
Net profit / (loss) from operations	4%	(7%)	(12%)

Other income / (expenses)	0%	(1%)	4%
Interest expense	(2%)	(2%)	(7%)
Net profit / (loss) before income taxes	2%	(10%)	(15%)
Income tax expense / (benefit)
Net profit / (loss)	(2%)	(10%)	(15%)

Net Sales

For the year ended December 31, 2006 our revenue increased by 46% to $9,310,464 compared to $6,351,362 in the same period in 2005. In the twelve month period ended December 31, 2006 our revenue increased by 50% compared to $6,204,957 in the same period in 2004.  This increase was mainly due to introduction of new customers and increased orders from existing customers.

Major Customers

Our top 5 customers accounted for approximately 86% of net sales for the year ended December 31, 2006 compared to 85%, and 88% for the same period in 2005 and 2004 respectively. However, the top 3 customer concentration was reduced to 69% for the year ended December 31, 2006 compared to 78% and 79% in the same period in 2005 and 2004 respectively.  Although we have been growing our sales in 2006, we believe that our ability to grow our core business depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2006 our gross profits increased to 25% from 22% and 20% in the same period in 2005 and 2004 respectively.   This improvement is primarily due to increased revenue and improved operational efficiencies.   Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2006 our SG&A expenses decreased to 20% compared to 29% and 32% for the same period in 2005 and 2004 respectively.    This decrease in percentage is mainly due to higher revenue levels in the 12 month period ended December 31, 2006.  In May 2006, we issued 500,000 shares of common stock, valued at $.10 ($50,000) to our Board of Directors for services, in March 2007 we paid a one time charge of $37K in late fees and payments to terminate our lease from Costa Mesa facility.  Both of these expenses were booked under SG&A expense.

Net Income/ (Loss) from operations

For the year ended December 31, 2006, our net income from operations was 4% compared to net losses of (7%) and (12%) for the same period ending 2005 and 2004 respectively.   The increase in net profits was due, primarily to increased revenue and continued operational efficiencies.

We reduced our interest rate from 20% to 12% in August 2006 by refinancing our lines of credit into term notes.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31, 2006

	2006	2005	2004
Net Cash provided / (Used) In Operating Activities	$608,028	$(969,076)	$(1,613,540)
Cash Flows Used In Investing Activities	(214,025)	(7,082)	(13,945)
Cash Flows Provided / (used) By Financing Activities	(351,423)	935,756	1,667,887
Net (Decrease) Increase in Cash and Cash Equivalents	$42,580	$(40,402)	$40,402

We generated net cash from our operating activities of $608,028 for the year ended December 31, 2006, compared to cash used in operating activities of  ($969,076) and ($1,613,540)  for the years ended December 31, 2005 and 2004 respectively.

We paid down debt by $351,423 for the year ended December 31, 2006, compared to borrowing $935,756  and 1,667,887 for the years ended December 31, 2005 and 2004 respectively.

 The following is a summary of certain obligations and commitments as of December 31, 2006 for continuing operations:

Capital Requirements for long-term Obligations	2007	2008	2009
Notes Payable	$605,503	$866,178	$0
Other Long term debt	79,092	39,284	17,497
Capital Lease Settlement Obligations	497,500	0	0
Total	$1,182,095	$905,462	$17,497

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY  CEASE  TO  EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $150,894 for the year ended, December 31, 2006, they had a working capital deficit of $132,686 and a total stockholders deficit of $745,462 as of December 31, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES, THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2006, we had current liabilities of ($2,100,964). Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

OUR PRINCIPAL SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS , IN THE AGGREGATE, BENEFICIALLY OWN MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK AND THESE SHAREHOLDERS, IF ACTING TOGETHER, WILL BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL OF OUR SHAREHOLDERS .

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See: “Principal Shareholders”)

WE CURRENTLY  SERVICE AND ATTEMPT TO OBTAIN THE MAJORITY OF OUR CUSTOMERS IN THE LIMITED GEOGRAPHIC OF SOUTHERN CALIFORNIA WHICH IS A SMALL ADDRESSABLE MARKET AND COULD BE SUBJECT TO ECONOMIC HARDSHIP OR SLOWDOWN, AS A RESULT OUR GROWTH COULD BE LIMITED AND ADVERSELY AFFECT OUR PROJECTED SALES AND OPERATING INCOME.

We currently service, attempt to solicit new, and direct majority of our marketing efforts to customers in the Southern California region.  This is a very small addressable market which ultimately limits the amount of growth we could experience.  In addition, this region could experience an economic recession or other market contraction which would cause our current customers and any potential customers to also contract their businesses as well and cease outsourcing any current products that we currently service and would attempt to obtain. Both the size of the market and any potential economic hardship affecting this  small regional market could adversely affect our project sales and operating incomer.  If we are forced to expand our marketing efforts outside this region we could also incur significant costs in an attempt to penetrate other regional or national markets.

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

During the twelve months ended December 31, 2006 we derived approximately 40% of our revenue from customers in the industrial product sector, whose products include adhesive dispensing equipment and motion controllers; 27% of our revenues from customers in the semiconductor industry, whose products include mass flow controllers; 18% from customers in medical device manufacturing   5% from customers in aerospace industry and 10% from alternative fuel and other misc. industries

Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•

Rapid changes in technology, which result in short product life cycles, often reduce the volume and market share for our customers and ultimately us. It will lead to the loss of previous design wins and frequent new product introductions and substantial development costs. This could result in loss of revenue and it could adversely affect our operating income.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 88% of net sales during the twelve months ended December 31, 2006.

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

We do not have any long term agreements with our customers, and our principal customers may not continue to purchase services from us. The duration of a purchase order is usually from 30 to 360 days. These purchase orders could be cancelled or rescheduled at any time. Significant reductions in sales to any of these customers would reduce our projected sales, adversely affect our profits, and seriously harm our business.

Our top five customers include, Celerity Group, Newport Corporation, Asymtek Corporation, Jetline Engineering, and Newport Medical.

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

Board of Directors

Probe Manufacturing, Inc.

Lake Forest, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Probe Manufacturing, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Probe Manufacturing, Inc., as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s accumulated deficit from operations and its difficulties in maintaining sufficient working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

March 8, 2007

PROBE MANUFACTURING, INC.
Balance Sheet

	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash	$ 42,580	$ -
Accounts receivable - trade - net	902,767	692,212
Inventory	1,022,931	1,296,386
Prepaid expenses	-	50,020
Total Current Assets	1,968,278	2,038,618
Property And Equipment - Net	317,843	337,889
Deposits	-	27,963
Total Assets	$ 2,286,121	$ 2,404,470

Liabilities And Stockholders' Deficit
Current Liabilities:
Bank overdraft	$ -	$ 154,596
Accounts payable - trade	629,598	691,694
Accrued Expenses	273,487	282,503
Line of credit borrowings	-	732,838
Notes payable	23,496	456,000
Current Portion of LT Debt	1,174,383	222,448
Total Current Liabilities	2,100,964	2,540,079
Long-Term Debt:
Other long-term debt	1,346,595	265,573
Capital lease settlement obligations	758,408	870,915
Less Current portion of Long Term Debt	(1,174,383)	(222,448)
Total Long-Term Debt	930,620	914,040
Total Liabilities	3,031,584	3,454,119

Stockholders' Deficit:
Preferred A stock, stated value $1,000 per share; 440 shares
authorized; 0 and 440 shares issued and outstanding	-	440,000
Preferred B stock, stated value $100 per share; 20,000 shares
authorized; 0 and 12,500 shares issued and outstanding	-	1,250,000
Preferred C stock, stated value $100 per share; 20,000 shares
authorized; 0 and 0 shares issued and outstanding	-	-
Common Stock to issue	42,533	-
Common stock, $.001 par value; 200,000,000 shares authorized;
10,162,608 and 3,359,243 shares issued and outstanding, respectively.	10,162	3,359
Additional paid-in capital	60,431	(1,733,525)
Accumulated deficit	(858,589)	(1,009,483)
Total Stockholders' Deficit	(745,463)	(1,049,649)

Total Liabilities And Stockholders' Deficit	$ 2,286,121	$ 2,404,470

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31

	2006	2005

Sales	$ 9,310,464	$ 6,351,362
Cost Of Goods Sold	7,019,402	4,953,672
Gross Profit	2,291,062	1,397,690

General And Administrative	1,875,295	1,822,024
Net Profit / (Loss) From Operations	415,767	(424,334)

Other Income / (Expenses)	(37,408)	(53,768)
Interest Expense	(227,465)	(156,003)
Net Profit / (Loss) Before Income Taxes	150,894	(634,105)
Income Tax Expense	-	-
Net Profit / (Loss)	$ 150,894	$ (634,105)

Per Share Information:
Basic weighted average number
of common shares outstanding	6,222,272	3,418,497

Net Profit / (Loss) per common share	$ 0.024	$ (0.185)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	9,250,330	3,418,497

Diluted, Net Profit / (Loss) per common share	$ 0.016	$ (0.185)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the years ended December 31

	2006	2005
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 150,894	$ (634,105)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	234,071	215,020
Impairment Loss		132,403
Debt forgiveness		(78,472)
Stock issued for Interest	57,394	24,894
Stock issued for Services	95,898
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(210,555)	(190,779)
(Increase) decrease in inventory	273,455	(603,571)
(Increase) decrease in other assets	77,983	(7,923)
(Decrease) increase in accounts payable	(62,096)	161,935
Other (Decrease) increase in accrued expenses	(9,016)	11,522
Net Cash provided / (Used) In Operating Activities	608,028	(969,076)

Other Expenses
Purchase of property and equipment	(214,025)	(7,082)
Cash Flows Used In Investing Activities	(214,025)	(7,082)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(154,596)	54,029
Borrowings / (Payments) under line of credit, net	(732,838)	517,775
Principal payments on capital lease settlement obligations	(112,507)	(98,916)
Proceeds from sale of stock	-	572,000
Proceeds / (Payments) on notes payable	648,518	(109,132)
Cash Flows Provided / (used) By Financing Activities	(351,423)	935,756

Net (Decrease) Increase in Cash and Cash Equivalents	42,580	(40,402)

Cash and Cash Equivalents at Beginning of Period	-	40,402

Cash and Cash Equivalents at End of Period	$ 42,580	$ -
	-
Supplemental Information:
Interest Paid	$ 143,894	$ 156,003
Income Taxes Paid	$ -	$ -
Lines of credit converted to Long term Notes Payable	$ 705,000	$ -

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.
Statement of Stockholders Equity
for the Year ended December 31, 2006

	Preferred Stock A $1,000 Stated Value		Preferred Stock B $100 Stated Value		Preferred Stock C No Par		Common Stock .001 Par		Shares to be Issued		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit Totals
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	440	440,000	12,500	$1,250,000	-	$ -	2,613,125	$ 2,613			$(2,329,673)	$ (375,378)	$ (1,012,438)

Stock issued for cash							715,000	715			571,285		572,000

Stock issued in lieu of Interest payments							31,118	31			24,863		24,894
Net Loss								-				(634,105)	(634,105)
Balance 12/31/05	440	440,000	12,500	1,250,000	-	-	3,359,243	3,359			(1,733,525)	(1,009,483)	(1,049,649)

Stock Issued in lieu of Interest Payments							71,736	72	-	-	57,322	-	57,394

Stock Issued for Compensation							4,205	4	110,713	42,533	3,361	-	45,898
													-
Stock issued for Services							500,000	500			49,500		50,000
													-
Stock Converted from Preferred B to Preferred C			(12,500)	(1,250,000)	14,040	1,404,000					(154,000)	-	-
													-
Series C Conversion @ .80					(14,040)	(1,404,000)	1,755,000	1,755			1,402,245		-
													-
Series A Conversion shares @ 44%	-440	(440,000)					4,472,424	4,472			435,528		-
													-
Net Income 2006												150,894	150,894

Balance 12/31/06	-	-	-	-	-	-	10,162,608	$10,162	110,713	$42,533	$60,431	$ (858,589)	$(745,463)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $150,894 for the year ended, December 31, 2006, they had a working capital deficit of $132,686 and a total stockholders deficit of $745,462 as of December 31, 2006. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by improving all systems and processes across operations and streamlining production lines, (iii) we have moved into a more economically feasible facility;  (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue we are acquiring new customers that are a better fit and growing the business with our existing customers. The company is now charging our customers for all services rendered such as equipment programming, delivery and documentation, where in the past, we have often provided these services to our customers as part of the unit price;  (d)  Manage inventory levels, carrying costs and better utilize our supplier credit lines by implementing bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”,  however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and / or products.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to maintain profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

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

Accounts Receivable

The Company grants credit to its customer’s within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2006, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 88% of accounts receivable at December 31, 2006.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2006, the Company had   a reserve for potentially obsolete inventory of $335,759.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $5,000.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets are as follows:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended December 31, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At December 31, 2006 the company had outstanding common shares of 10,162,608, and 110,713 shares to be issued for officer compensation, for a total of 10,273,321, used in the calculation of basic earnings per share.  Weighted average common shares and equivalents at December 31, 2006 were 6,222,272. As of December, 31, 2006 the company had outstanding warrants to purchase 4,076,250 additional common shares which may dilute future earnings per share. Fully diluted weighted average Common shares and equivalents at December 31, 2006 were 9,250,330

Segment Information

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

for the year ended December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit for the year ended December 31, 2006 of $150,894 is offset by previous losses.  As of December 30, 2005, the company had a net operating loss carry forward of ($858,589). The company has not booked any deferred tax asset as a result.

NOTE 3 - INVENTORY

Inventories at December 31, 2006 by major classification were comprised of the following:

Raw Material	$972,511
Work in Process	379,497
Finished Goods	6,681
Total	1,358,689
Less Reserve for excess or obsolete inventory	(335,759)
Net Inventory	$1,022,931

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at December 31, 2006:

Furniture and fixtures	$ 547,607
Equipment	2,671,444
Leasehold improvements	$197,144
Total	3,416,193
Less accumulated depreciation and amortization	(3,498,450)
Net Fixed Assets	$ 317,844

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2006, the Company had accrued expenses in the amount of $273,487, which included the following:

Sales tax payable	298
Accrued wages	53,850
Accrued Interest notes payable	6,157
Accrued property taxes	13,133
Accrued rent payable	32,108
Accrued professional fees	53,000
Accrued utilities	18,000
Accrued vacation	96,942
Total accrued liabilities	273,487

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 6 – LINES OF CREDIT

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

The Company had additional lines of credit in the amount of $875,000 with related parties, secured by assets of the company.  Borrowings under the Line of credit bear interest at the rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum.  As of August 10, 2006 the Company had an outstanding balance against this line of credit in the amount of $705,000, which includes a $50,000 short term demand note with an employee which bears an interest rate at of 15% per annum. These notes were converted to term notes payable, with an effective date of June 30, 2006, with interest rates of 12% per annum and a 36 month amortization, with balloon payments of $714,802 due on April 15, 2008. As of December 31, 2006 the outstanding balance was $655,409.

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

On July 9, 1997 and December 21, 1997, the Company entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, the Company had outstanding balances of $457,604 and $556,293 on the two leases and was unable to make the monthly lease payments and as a result entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule as follows:

The CIT Group would release the Company and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

1)

$375,000 if paid by October 25 , 2004

2)

$425,000 if paid by December 25, 2004

3)

$500,000 if paid by June 25, 2005

4)

$550,000 if paid by December 25, 2005

5)

$600,000 if paid by June 25, 2006

6)

$650,000 if paid by December 25, 2006

7)

$700,000 if paid by June 25, 2007

In any event the Company must Pay $700,000 less the total payments made of $212,500 for a final payment of $487,500 by June 25, 2007.  As of December 31, 2006, the note payable balance of $745,686 is carried per the original payment schedule.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 8 – NOTES PAYABLE

A) Note Payable – secured by deed of trust, 12% interest, originally due on

September 2005 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006.

The balance of Note $456,000 was paid in full on March 10, 2006.

B) Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of December 31, 2006 the note balance is $11,749.

C) Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of December 31, 2006 the note balance is $11,749.

D) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  As of December 31, 2006 the outstanding balance was $28,034. This note is payable to Kambiz Mahdi

E) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  , This note was converted to a Term Note Payable, with an effective date of June 30, 2006, Un-secured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  As of December 31, 2006 the outstanding balance was $28,034.  This note is payable to Reza Zarif

F) Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in Cash., due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of December 31, 2006 the outstanding balance was $55,885.  This note is payable to Ashford Capital, LLC

G) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2006 the outstanding balance was $220,316.

H) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2006 the outstanding balance was $220,316.

I)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of December 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $69,724.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 8 – NOTES PAYABLE - Continued

J)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.   As of December 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $139,449.

K)  Note Payable – This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008.   As of December 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $130,152.

L)  Note Payable – This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $ $1,660 and a balloon payment of $57,398 on April 15, 2008.  As of December 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $130,152.

M)  Note Payable -- This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to William Duncan.  This note was converted to a Term Note Payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of December 31, 2006 the Company had an outstanding balance against this line of credit in the amount of $46,483.

Other Long-Term Debt

Other long-term debt consists of settlements reached with I-Source, a supplier. Monthly payments are $2,500. As of December 31, 2006 their balance was $36,925. Payments continue through May, 2008.

.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

From January 1st to May 10, 2006 the Company leased its office and warehouse facilities in Costa Mesa, California from stockholders under an operating lease that required minimum monthly payments of $19,790. The building was sold on March 10, 2006. From March 10, 2006 through September 10, 2006 a new rental agreement was signed with Mitchell-Fitch, LLC which was a month to month (for a maximum of six months) at a monthly rate of $30,580. This consisted of Base rent of $24,068 and additional operating expenses of $6,512. The rental agreement expired on September 10, 2006.

On September 11, 2006 we entered into a sublease agreement for 17,500 sq ft. manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease is for two years with an option to renew for three years at $8,027 per month. The new facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

       Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of December 31, 2006 we have the following legal proceedings and legal settlements:

1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resell the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and was unable pay Cadence.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of December 31, 2006 the balance due to Cadence under the agreement was $8,853.  The balance is included in other long-term debt.

2. We currently owe the Internal Revenue Service $93,121 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 10 – CAPITAL STOCK TRANSACTIONS

        Board of Director Actions:

1)

On April 21, 2005, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

The Company re-domiciled in the state of Nevada, whereby increasing the number of authorized common shares to 200,000,000 and designating a par value of $.001 per share.

2)

On May 25, 2006, the Company’s Board of Directors and shareholders approved the following capital stock transactions:

a.

an amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series C, and shall consist of 15,000 shares.

        Transactions:

1)

From June 16, 2004 to April 1, 2005 the Company sold 2,221,250 shares of common stock Private Placement Memorandum at $.80 per Share to 49 individuals generating net proceeds of $1,777,000, of which 715,000 shares were sold in 2005, generating net proceeds of $572,000.

2)

During 2005 the company issued 31,118 shares of common stock, in lieu of interest payments at $.80 per share for a total of $24,894.

3)

In February 2006 the company issued 13,438 shares of common stock, in lieu of interest payments at $.80 per share for a total of $10,751.

4)

In May 2006 the company issued 16,336 shares of common stock, in lieu of interest payments at $.80 per share for a total of $13,094.

5)

On May 25, 2006, The Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for the past two years of service through a stock grant pursuant to Form S-8 in the following amounts:

Name                                                               Common Stock Issued

Kambiz Mahdi                                                              100,000

Reza Zarif                                                                     100,000

Barrett Evans                                                                100,000

Jeffrey Conrad

100,000

Dennis Benner

100,000

6)

In August 2006 the company issued 30,254 shares of common stock, in lieu of interest payments at $.80 per share for a total of $24,205.

7)

In August 2006 the company issued 11,678 shares of common stock, in lieu of interest payments at $.80 per share for a total of $9,343.

8)

In August 2006 the company issued 4,205 shares of common stock for officer compensation at $.80 per share for a total of $3,365.

9)

In August 2006 the company accrued 47,260 shares of common stock for officer compensation at $.10 per share (fair market value at time of accrual) for a total of $4,726. These shares had been classified as issued in quarterly filings.

10)

In September 2006 the company accrued 29,083 shares of common stock for officer compensation  at $ .65 per share (fair market value at time of accrual) for a total of $18,904.

11)

In December 2006 the company accrued 34,370 shares of common stock for officer compensation at $.55 per share (fair market value at time of accrual) for a total of $18,904.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 10 – CAPITAL STOCK TRANSACTIONS – continued

Transactions - continued:

12)

In July 2006 the company converted 12,500 shares from Preferred B to Preferred C, 14,040 shares.

13)

In August 2006 the holders, converted of the Preferred series C elected to convert their 14,040 shares into 1,755,000 shares of common stock.

14)

On August 14, 2006 the holders, converted 440 shares of the Preferred Series A for 4,472,424 shares of the company’s common stock.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2006 and December 31, 2005 there were 10,270,863 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Series A

As of June 30, 2006, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000. Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert election of the holder, The holder of the Convertible A Preferred Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Convertible A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders, converted 440 shares of the Preferred Series A for 4,472,424 shares of the company’s common stock.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 10 – CAPITAL STOCK TRANSACTIONS – continued

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 10 – CAPITAL STOCK TRANSACTIONS – continued

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

for the year ended December 31, 2006

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

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $1.00 per share which would expire on November 16, 2005, which has been extended to November 15, 2007; and, Class B Warrants, for 5 shares at a price of $1.50 per share which would expire on May 16, 2005, which were extended to May 15, 2008.  As of December 31, 2006, no warrants were exercised.

A summary of warrant activity for the periods is as follows:

	No. of Warrants	Weighted Average exercise price	Warrants Exercisable	Weighted Average exercise price
Outstanding December 31, 2003	0	0.00	0	$0.00

Granted	321,250	$1.25	321,250
Exercised	0	$0.00	0

Outstanding December 31, 2004	321,250		321,250	$1.25

Granted	143,000	$1.25	143,000	$1.25
Exercised	0	$0.00	0

December 31, 2005	464,250	$1.25	464,250	$1.25

Granted	351,000	$1.25	351,000	$1.25
Exercised	0	0	0	0

December 31, 2006	815,250	$1.25	815,250	$1.25

	Warrants Outstanding		Warrants Exercisable

Range of Warrant Exercise Price	No. of Warrants	Weighted Average exercise price	Weighted Average Remaining Contractual Life	No. of Warrants	Weighted Average exercise price
$1.00	407,625	$1.00	.87	407,625	$1.00
$ 1.50	407,625	$1.50	1.38	407,625	$1.50

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004, however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.  Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through December 31, 2006 were $16,500.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the For the year ended, December 31, 2006 were $5.000.

On May 25, 2006 the holders of Series B Convertible Preferred Stock exchanged their stock for Series C Convertible Preferred Stock.  Pursuant to the exchange Reza Zarif, our CEO, received 4,500 shares of Series C; Kambiz Mahdi received 4,500 shares of Series C; and eFund Capital Partners, LLC received 5,040 shares. of  Series C.  Original as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

NOTE 12 – RELATED PARTY DEBT

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  Total payments made during the twelve months ended December 31, 2006 consisted of $0 in principal and $7,395 in interest paid in cash and $2,958 in interest paid in common stock with accrued interest payable of $697 at December 31, 2006.  This note was converted to a term note payable, with an effective date of  June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,515 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.  As of December 31, 2006, the outstanding balance was $139,449

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 12 – RELATED PARTY DEBT - Continued

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, CEO and director. Total payments made during the year ended December 31, 2006 consisted of $0 in principal and $3,698 in interest paid in cash and $1,497 paid in common stock with accrued interest payable of $349 at December 31, 2006. This note was converted to a term note payable, with an effective date of December 31, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $2,491.07 and a balloon payment of $41,257.78 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.  As of December 31, 2006, the outstanding balance was $69,724.

 Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment was due on April 10, 2006 payable to Kambiz Mahdi.  The outstanding balance as of December 31, 2006 was $11,749.  In 2006 the total principal paid was $24,751 and total interest paid was $2,400.

Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment was due on April 10,2006 payable to Reza Zarif.

The outstanding balance as of December 31, 2006 was $11,749.  In 2006 the total principal paid was $24,751 and total interest paid was $2,400.

 Note Payable- dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of December 31, 2006 the outstanding balance was $28,034, payable to Kambiz Mahdi, This note was converted to a term note payable, with an effective date of December 31, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008 In 2006 the total principal paid was $1,615 and total interest paid was $2,487.

 Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of December 31, 2006 the outstanding balance was $28,034, payable to Reza Zarif, This note was converted to a term note payable, with an effective date of  December 31, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008. In 2006 the total principal paid was $1,615 and total interest paid was $2,487.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of December 31, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  As of December 31, 2006 the outstanding balance was $220,316.

In 2006 the total principal paid was $12,689 and total interest paid was $17,289.

Note Payable- related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of  December 31, 2006, unsecured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2006 the outstanding balance was $220,316. In 2006 the total principal paid was $12,689 and total interest paid was $17,289.

PROBE MANUFACTURING, INC.

Notes to Financial Statements

for the year ended December 31, 2006

NOTE 13 – SUBSEQUENT EVENTS

On February 8, 2007, pursuant to the Company’s 2006 Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 205,505 shares of common stock in the company.  These options were granted at .52 cents, the fair market value of the company at the time of the grant.

On February 8, 2007, the company granted stock options to its key employees, to purchase up to 250,000 shares of the companies common stock, which was approved by the companies Board of Directors.  These options were granted at .52 cents, the fair market value of the company at the time of the grant.

On February 5, 2007, the Company purchased a IET WS-450 Wave solder machine, giving the company the ability to increase its lead free production capacity, with a purchase price of $81,000. $25,000 of the purchase was funded by Rufina Paniego, the loan is secured by the equipment, with twelve monthly payments of $2,256, commencing April 5th, with interest at the rate of 15% per annum.

NOTE 14 - Recent Accounting Pronouncements Issued, Not Adopted

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. Under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Year ended December 31, 2005

NOTE 14 - Recent Accounting Pronouncements Issued, Not Adopted - continued

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

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Year ended December 31, 2005

NOTE 13 - Recent Accounting Pronouncements Issued, Not Adopted – Continued

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

In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.  The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and  permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.  Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. .Adoption of this

Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on our financial statements.

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

ITEM  8B.  OTHER  INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age,  positions,  and offices or employments  for  the  past  five  years  as of March 24, 2007, of our executive officers  and directors. Members of the board are elected and serve for one year

NAME

AGE

POSITION

Kambiz Mahdi

42

Director

Reza Zarif

49

Chief Executive Officer, Director

Barrett Evans

34

Director

Jeffrey Conrad

33

Director

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

KAMBIZ MAHDI is a co-founder and a member of our board of directors..  Mr. Mahdi was the Technical Sales Manager for six years with Future Electronics, a billion dollar electronics distributor. While at Future Electronics, Mr. Mahdi developed technical management leadership and management tools for their highest technology customers and applications.  Mr. Mahdi has a BS degree in Electrical Engineering.

REZA ZARIF is a co-founder, director and our chief executive officer since 2005.  Mr. Zarif is responsible for all operational activities as well as developing and guiding the company's vision and cultural values.  Prior to Probe, Mr. Zarif was at Graphtec Incorporated of Japan for 7 years where he was responsible for transferring manufacturing and associated technologies from Japan to the United States.  Mr. Zarif has a BA and MA in Cultural Anthropology and earned the status of "Summa Cum Laude" at the University of California, Irvine.

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

BOARD  OF  DIRECTORS

We currently have four members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships  among  any  of  our  directors,  officers  or  key  employees.  On April 13, 2006, Mr. Dennis Benner our director and chairman of the board of directors resigned from the board of directors to pursue other interest.

AUDIT  COMMITTEE

We  do not have a separate Audit Committee. Our full Board of Directors performs the  functions usually designated to an Audit Committee. Mr. Evans, a Director , qualifies  as an "audit committee financial expert" as defined in Item 401(e)(2) of  Regulation  S-B.

CODE  OF  ETHICS

We  have  adopted  a  code  of  ethics  that  applies to our principal executive officer,  principal  financial  officer,  principal  accounting  officer  or controller, or persons performing similar functions. We have filed our Code of Ethics as a  Report  on  Form 10-KSB for the year ended December 31, 2005 as Exhibit 14.1.  Our Code  of  Ethics  is  available  upon  request  at  no charge to any shareholder.

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

                                                                                                     Annual Compensation                               Long Term Compensation

                                                                                              ---------------------------------------  ----------------------------------------------------------

                                                                                                                                                           Awards                           Payouts

                                                                                                                                                    ------------------------------     -----------------------

                                                                                                                                                          Restricted

                                                                                                                             Other                    Stock               Securities

                                                                                                                           Annual                  Awards           Underlying           LTIP        All   Other

                 Name and Principal Position   Year (1)  Salary      ($)Bonus   ($)    Comp ($)      ($)                        Options/SARs       Payout ($)  Comp. ($)

                  _______________________________________________________________________________________________________________

                 Kambiz Mahdi,                         2003     $174,632.59       0                    0                       0                          0                            0           0

                                                                  2004     $167,000.00       0                    0                       0                          0                            0           0

                 Director                                    2005     $167,000.00       0                     0                      0                          0                             0           0

                 Reza Zarif, Chief                      2003     $174.632.59        0                    0                       0                          0                             0           0

                 Executive Officer                     2004     $167,000.00        0                    0                       0                           0                             0          0

                                                                   2005     $167,000.00        0                    0                       0                           0                             0          0

                                                                   2006     $250,000.00*        0                    0                       0                           0                             0          0

* The difference between Employee’s current salary of $167,000 and the proposed $250,000 can be paid in stock at the Company’s Board of Director’s option.  The price of the shares pursuant to the stock grant shall be set at the closing market price of the Company’s common stock on the date of the grant.  The stock grants will take place on the final day of each fiscal quarter.

In the fiscal year 2005 we did not have any of our executives or officers under employments contracts. However, Kambiz Mahdi, our former chief executive officer and Reza Zarif, our former chief operations officer, and current chief executive officer orally agreed to accept $167,000 per annum as compensation for his services for the ended December 31, 2005.

On September 15, 2005 our board of directors replaced our chief executive officer, Kambiz Mahdi, with Reza Zarif, our former chief operations officer.  In November of 2005, Mr. Mahdi decided to leave the Company to pursue other interests.

Effective June 7, 2006 the Company entered into a two year employment contract whereby the Company shall pay its Chief Executive Officer, Reza Zarif a monthly salary of $20,833, which is equivalent to $250,000 on an annualized basis.  Mr. Zarif’s salary will be payable pursuant to the Company’s standard payroll practices, which currently consist of twenty-six (26) payroll periods per year. The difference between Mr. Zarif’s current salary of $167,000 and the proposed $250,000 can be paid in stock at the Company’s Board of Director’s option.  The price of the shares pursuant to the stock grant shall be set at the closing market price of the Company’s common stock on the date of the grant.  The stock grants will take place on the final day of each fiscal quarter.

On December 15, 2006, our controller, John Bennett was promoted to Chief Financial Officer which took effect January 1, 2007. His new employment package includes $110,000 base salary plus a 100,000 stock option package that vests over five years with one year fully vested upon execution.

DIRECTOR  COMPENSATION

We currently have four members of our board of directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED  STOCKHOLDER  MATTERS.

The  following  table  sets  forth certain information concerning the beneficial ownership  of  our outstanding classes of stock as of December 31, 2006, by each person  known  by us to (i) own beneficially more than 5% of each class, (ii) by each  of  our  Directors  and  Executive Officers and (iii) by all Directors and Executive  Officers  as  a  group.  Unless  otherwise  indicated  below,  to our knowledge,  all  persons listed below have sole voting and investment power with respect  to  their shares of common stock except to the extent that authority is shared  by  spouses  under  applicable  law.

The number of shares of common stock issued and outstanding on December 31, 2006 was 10,162,608 shares. The calculation of percentage ownership for each listed beneficial  owner  is based upon the number of shares of common stock issued and outstanding on December 31, 2006, plus shares of common stock subject to options held  by  such  person  on  December  31,  2006  and  exercisable within 60 days thereafter.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership (1)
Reza Zarif (2)	2,519,495	17.7%
Kambiz Mahdi (3)	2,502,456	17.6%
Dennis Benner (4)	484,675	3.4%
Barrett Evans (5)	2,342,259	16.4%
Jeffrey Conrad (6)	100,000
eFund Capital Partners, LLC (7)	2,342,259	16.4%
Ashford Capital, LLC (8)	1,001,954	7.0%

Global Capital Management, Inc. (9)	750,000	5.3%
Total	9,610,839	94.5%

Total of All officers and directors	7,367,890	72.5%

(1)

The percentage of ownership includes shares underlying other classes of securities held by the individuals, Series A and Series B Warrants which can be converted into common stock within 60 days of this offering.

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

(4)

Dennis Benner was director of ours until April 13, 2006 and acquired shares in our private placement memorandum dated July 15, 2004 as restated and amended on November 16, 2004 through “The DW & JS Benner Family Trust.” Mr. Benner has dispositive and voting power over the shares in The DW & JS Benner Family Trust and claims beneficial ownership of them.

(5)

Please see number (7) below.

(6)

Jeffrey Conrad is a director of ours and also serves as corporate secretary and legal counsel.  He acquired the shares through a stock award to our directors for compensation as a member of our board of directors.  Mr. Conrad has been a director of ours since May 2004.

(7)

The managing member of eFund Capital Partners, LLC is Barrett Evans and. Mr. Evans has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004.  Mr. Evans has been directors of ours since May 2004. He acquired 100,000 shares through a stock award to our directors for compensation as a member of our board of directors.  Mr. Conrad has been a director of ours since May 2004.

(8)

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

(9)

Global Capital Management, Inc. is a Japanese private equity firm.  The company’s president is Ikuo Ito. Mr. Ito has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Ito may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Ito does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of common stock.  The company bought its shares through our private placement memorandum dated July 15, 2004.  Mr. Ito also owns 25,000 shares of common stock personally which were also purchased through our private placement memorandum dated July 15, 2004

The number of shares of common stock issued and outstanding on December 31, 2006 was 10,162,608 shares.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004, however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.  Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through December 31, 2006 were $16,500.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the year ended, December 31, 2006 were $5,000.

On May 25, 2006, The Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for their service through a stock grant pursuant to Form S-8 in the following amounts:

Name

Common Stock issued

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

On January 1, 2005, the Company entered into a credit line agreement with eFund Capital Partners, LLC for $150,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest.  Total payments made during the twelve months ended December 31, 2006 consisted of $0 in principal and $7,395 in interest paid in cash and $2,958 in interest paid in common stock with accrued interest payable of $697 at December 31, 2006.  This note was converted to a term note payable, with an effective date of  June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,515 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.  As of December 31, 2006, the outstanding balance was $139,449. On August 14, 2006, the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14, 040 shares of  Preferred Series C were converted into 1,755,000 shares of common stock.

On January 1, 2005 the Company entered into a credit line agreement with Rufina V. Paniego for $75,000.  This is an interest only line of credit.  There are no scheduled principal payments due other than on March 22, 2007, when the entire outstanding balance plus any accrued and unpaid interest will be due and payable in full.  Interest will accrue at the rate of 20% per annum payable as follows: (a) 12% will be paid on a monthly basis in US dollars based on the average outstanding balance of the previous month and (b) 8% will be paid in common stock of the company at the end of each quarter based on the average outstanding balance for the previous quarter.  The Interest due will be converted to our common stock at the price of $0.80 per share. This transaction is no less favorable than if the Company had entered into it on an arms length basis with an unrelated third party because the Company was not aware of any other creditors willing to provide a loan for 20% or less interest. Rufina Paniego is the wife of Reza Zarif who is the Company’s founder, COO and director. Total payments made during the year ended December 31, 2006 consisted of $0 in principal and $3,698 in interest paid in cash and $1,497 paid in common stock with accrued interest payable of $349 at December 31, 2006. This note was converted to a term note payable, with an effective date of December 31, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $2,491.07 and a balloon payment of $41,257.78 on April 15, 2008. Interest paid for June and July of 2006 was paid at the original rate.  As of December 31, 2006, the outstanding balance was $69,724.

 Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment was due on April 10, 2006 payable to Kambiz Mahdi.  The outstanding balance as of December 31, 2006 was $11,749.  In 2006 the total principal paid was $24,751 and total interest paid was $2,400.

Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. 1st payment was due on April 10,2006 payable to Reza Zarif.

The outstanding balance as of December 31, 2006 was $11,749.  In 2006 the total principal paid was $24,751 and total interest paid was $2,400.

 Note Payable- dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of December 31, 2006 the outstanding balance was $28,034, payable to Kambiz Mahdi, This note was converted to a term note payable, with an effective date of December 31, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008 In 2006 the total principal paid was $1,615 and total interest paid was $2,487.

 Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  As of December 31, 2006 the outstanding balance was $28,034, payable to Reza Zarif, This note was converted to a term note payable, with an effective date of  December 31, 2006, unsecured, 12% interest rate, with a

36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008. In 2006 the total principal paid was $1,615 and total interest paid was $2,487.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of December 31, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  As of December 31, 2006 the outstanding balance was $220,316.

In 2006 the total principal paid was $12,689 and total interest paid was $17,289.

Note Payable- related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock)  due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of  December 31, 2006, unsecured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2006 the outstanding balance was $220,316. In 2006 the total principal paid was $12,689 and total interest paid was $17,289.

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

4.7. Certificate of Designation of Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to the Form 8-K filed on June 14, 2006 and incorporated herein by reference).

4.8 Amended Certificate of Designation of Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to the Form 8-K filed on August 14, 2006 and incorporated herein by reference).

4.9 Sample Amended Series A Warrant Purchase Agreement (included as exhibit 10.1 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference).

4.10 Sample Amended Series B Warrant Purchase Agreement (included as exhibit 10.2 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference).

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

14.1 Code of Ethics (filed herewith).

21.1  List  of  Subsidiaries  (included as Exhibit 21.1 to the Form 10-KSB filed  herewith).

23.1  Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed

March  25,  2007,  and  filed  herewith.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

Jaspers + Hall, PC were our auditors for the fiscal year ended December 31, 2005 and December 31, 20056 and for the three quarters ended September 30, 2006.

For  their  review of our Quarterly Reports on Form 10-Q for the fiscal year 2006, Jaspers + Hall, PC billed  us  $9,000.  We have contracted Jaspers + Hall, PC  to complete the 2006 year end audit for $15,000.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

THE  BOARD  OF  DIRECTORS  PRE-APPROVAL  POLICY  AND  PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2006, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  30th day  of  March 2007.

PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/  Reza Zarif

___________________

By:       Reza Zarif

Director  and  Chief  Executive  Officer

/s/  John Bennett

___________________

By:

John Bennett

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has  been  signed below by the following persons on behalf of the registrant and in  the  capacities  and  on  the  date  indicated.

Signature

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

March 3026, 2007

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

March 30, 2007

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

March 30, 2007

Barrett Evans

/s/ Kambiz Mahdi

Director

March 30, 2007

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

March 30, 2007

_______________________

Jeffrey Conrad