Form 10QSB
period 2007-03-31
Probe Manufacturing Inc
filed 2007-05-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______  to  ________

Commission file no.      333-125678

PROBE MANUFACTURING, INC.

(Exact name of issuer as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	20-2675800 (I.R.S. Employer Identification No.)

25242 Arctic Ocean Drive

 Lake Forest, California 92630

(Address of principal executive offices including zip code)

(949) 206-6868

(Issuer’s telephone number, including area code)

Securities registered  under  Section  12(b)  of  the  Exchange  Act:     NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER  SHARE.

(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X        No ______

Indicate by check mark whet her the registrant is a shell company (as defined by Rule 12b-2 of the Security Exchange Act)   Yes ______   No     X    .

As of March 31, 2007, the Issuer had 10,273,321 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No     X    .

______________________________________________________________________________________

PROBE MANUFACTURING, INC.

10-QSB

PART I. FINANCIAL INFORMATION	Page

______________________________________________________________________________________

Item 1.       Financial statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2007, and the related statements of operations and cash flows for the three month period ended March 31, 2007. These financial statements are the responsibility of the company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

April 27, 2007

                                                                               F - 1

______________________________________________________________________________________

PROBE MANUFACTURING, INC.
Balance Sheet
	Unaudited
	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash	$ 23,344	$ 42,580
Accounts receivable - trade - net	830,527	902,767
Inventory	1,023,638	1,022,931
Total Current Assets	1,877,509	1,968,278

Property And Equipment - Net	326,192	317,843
Total Assets	$2,203,701	$2,286,121

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$ 624,900	$ 629,598
Accrued Expenses	258,630	273,487
Notes payable	-	23,496
Current Portion of LT Debt	1,251,933	1,174,383
Total Current Liabilities	2,135,463	2,100,964
Long-Term Debt:
Other long-term debt	1,284,423	1,346,595
Capital lease settlement obligations	723,356	758,408
Less Current portion of Long Term Debt	(1,251,933)	(1,174,383)
Total Long-Term Debt	755,846	930,620
Total Liabilities	2,891,309	3,031,584

Stockholders' Deficit:
Common Stock to issue	18,904	42,533
Common stock, $.001 par value; 200,000,000 shares authorized; 10,273,321 and10,162,608 shares issued and outstanding respectively	10,273	10,162
Additional paid-in capital	102,853	60,431
Accumulated deficit	(819,638)	(858,589)
Total Stockholders' Deficit	(687,608)	(745,463)
Total Liabilities And Stockholders' Deficit	$2,203,701	$2,286,121

See Accountants review report

                                                                               F - 2

______________________________________________________________________________________

Probe Manufacturing, Inc.
Statement of Operations
for the 3 months ended March 31

	Unaudited	Unaudited
	2007	2006

Sales	$ 1,877,090	$ 2,049,322
Cost Of Goods Sold	1,386,529	1,425,878
Gross Profit	490,561	623,444

General And Administrative	415,741	481,571
Net Profit / (Loss) From Operations	74,820	141,873

Other Income / (Expenses)	(34)	1,774
Interest Expense	(35,836)	(78,845)
Net Profit / (Loss) Before Income Taxes	38,951	64,802
Income Tax Expense	0	0
Net Profit / (Loss)	$ 38,951	$ 64,802

Per Share Information:

Basic weighted average number of common shares outstanding	10,273,725	3,368,636

Net Profit / (Loss) per common share	$ 0.004	$ 0.019

Per Share Information:

Diluted, weighted average number of common shares outstanding	14,567,864	12,972,621

Diluted, Net Profit / (Loss) per common share	$ 0.003	$ 0.005

See Accountants review report

                                                                               F - 3

______________________________________________________________________________________

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the three months ended March 31

	Unaudited	Unaudited
	2007	2006
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 38,951	$ 64,802
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	72,651	59,754
Stock issued for Interest	-	17,340
Stock issued for Services	18,904
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	72,240	(171,440)
(Increase) decrease in inventory	(707)	(157,872)
(Increase) decrease in other assets	-	(11,141)
(Decrease) increase in accounts payable	(4,698)	223,986
Other (Decrease) increase in accrued expenses	(14,857)	42,685
Net Cash provided / (Used) In Operating Activities	182,484	68,114

Other Expenses
Purchase of property and equipment	(81,000)	(3,500)
Cash Flows Used In Investing Activities	(81,000)	(3,500)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(98,886)
Borrowings / (Payments) under line of credit, net	-	22,161
Payments on capital lease settlement obligations	(35,052)	(34,164)
Proceeds / (Payments) on notes payable	(85,668)	46,275
Cash Flows Provided / (used) By Financing Activities	(120,720)	(64,614)

Net (Decrease) Increase in Cash and Cash Equivalents	(19,236)	-

Cash and Cash Equivalents at Beginning of Period	42,580	-

Cash and Cash Equivalents at End of Period	$ 23,344	$ -

Supplemental Information:
Interest Paid	$ 35,426	$ 78,845
Income Taxes Paid	$ -	$ -

See Accountants review report

                                                                               F - 4

______________________________________________________________________________________

PROBE MANUFACTURING, INC.

Notes to Financial Statements

(Unaudited)

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial and instrumentation, alternative fuel, medical device, and aerospace segments. This includes end to end manufacturing solutions ranging from engineering to manufacturing of printed circuit card assembly, cable assembly, enclosures, complete system integration and test, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $38,951 for the quarter ended, March 31, 2007, they had a working capital deficit of $257,954 and a total stockholders deficit of $687,608 as of March 31, 2007. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up managed inventory solutions, such as bonded inventory and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point.  However from time to time inventory levels may increase temporarily due to scheduling issues and acquisition of new customers and/or developing new products, (iii) by improving all systems and processes across operations and streamlining production lines;  (b) we have leased into a more economically feasible facility; (c) we have refinanced our lines of credit with agreement(s) that have more attractive terms; as well as increased our credit lines with suppliers; (d) to increase revenue; (i) we are acquiring new customers that are a better fit for our business model and technology; and (ii)  we are  growing the business with our existing customers by offering more value added services; (iii) we are also focusing on more stable industries to include customers in medical device manufacturing, aerospace industries and alternative fuel technologies.  These industries tend to maintain their manufacturing locally (Southern California), as apposed to moving production to low cost and offshore regions; (e) to ensure long term sustainability, the Company is planning to focus more of its resources towards the alternative fuel industry while continuing to operate its EMS business.  The alternative fuel business will focus on the alternative fuel industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will continue to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                                               F - 5

______________________________________________________________________________________

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company follows United States generally accepted accounting principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Company’s reviewed financial statements.

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per commercial bank. For purposes of the statement of cash flows the Company considers all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collection of accounts receivable and valuation of inventory and reserves.

Accounts Receivable

The Company grants credit to its customers located within the United States of America; and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 81% of accounts receivable at March 31, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2007 the Company had a reserve for potentially obsolete inventory of $349,226.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

                                                                               F - 6

______________________________________________________________________________________

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2007 the Company had outstanding common shares of 10,273,321, and 36,354 shares to be issued for officer compensation, for a total of 10,309,675 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2007 were 10,273,725.  As of March 31, 2007 the Company had outstanding warrants to purchase 4,076,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at March 31, 2007 were 14,567,864.

Segment Information

We operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

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

                                                                               F - 7

______________________________________________________________________________________

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the quarter ended March 31, 2007 of $38,951 is offset by previous losses.  As of December 31, 2006 the Company had a net operating loss carry forward of ($858,589). The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at March 31, 2007 by major classification were comprised of the following:

Raw Material	$ 1,037,514
Work in Process	329,999
Finished Goods	5,351
Total	1,372,864
Less Reserve for excess or obsolete inventory	-349,226
Total Inventory	$ 1,023,638

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at March 31, 2007:

Furniture and fixtures	$ 57,046
Equipment	2,359,793
Leasehold improvements	197,144
Total	2,613,983
Less accumulated depreciation and amortization	(2,287,791)
Net Fixed Assets	$ 326,192

NOTE 5 – ACCRUED EXPENSES

As of March 31, 2007, the Company had the following accrued expenses:

Accrued Wages	$ 66,826
Accrued Interest	6,157
Accrued Other	3,471
Accrued Rent	10,234
Accrued Professional Fees	39,000
Accrued Utilities	36,000
Accrued Vacation	96,942
Total Accrued Expenses	$ 258,630

                                                                               F - 8

______________________________________________________________________________________

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

On July 9, 1997 and December 21, 1997, the Company entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004 the Company had outstanding balances of $457,604 and $556,293 on the two leases and was unable to make the monthly lease payments. As a result, the Company entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule as follows:

The CIT Group would release the Company and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

$375,000 if paid by October 25 , 2004

$425,000 if paid by December 25, 2004

$500,000 if paid by June 25, 2005

$550,000 if paid by December 25, 2005

$600,000 if paid by June 25, 2006

$650,000 if paid by December 25, 2006

$700,000 if paid by June 25, 2007

In any event the Company must pay $700,000 less the total payments made of $212,500 for a final payment of $487,500 by June 25, 2007.  As of March 31, 2007, the note payable balance of $723,356 is carried per the original payment schedule.  We are currently in process of re-negotiating with CIT to extend the terms of the current obligations.

NOTE 8 – NOTES PAYABLE

A) Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of Note $456,000 was paid in full on March 10, 2006

B) Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of March 31, 2007 the outstanding balance was $51,528.

C)  Note Payable – This Note was an operating line of credit, secured by the assets of the company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $120,006.

D)  Note Payable -- This Note was an operating line of credit, secured by the assets of the company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $42,859.

                                                                               F - 9

______________________________________________________________________________________

E)  Note Payable – This Note was an operating line of credit, secured by the assets of the company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008.   As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $120,006.

F) Note Payable – This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Ashford Capital, LLC .  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $85,719.

G) Note Payable – This Note was an operating line of credit, secured by the assets of the company,   Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $ $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $42,859.

Related Party – Notes payable

H) Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of March 31, 2007 the note balance is $ 0.

I) Note Payable - dated March 10, 2006 – related party, unsecured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of March 31, 2007 the note balance is $ 0.

J) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  As of March 31, 2007 the outstanding balance was $25,849. This note is payable to Kambiz Mahdi.

K) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, Un-secured, 12% interest rate, with a 36 month amortization, payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  As of March 31, 2007 the outstanding balance was $25,849.  This note is payable to Reza Zarif.

L) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of March 31, 2007 the outstanding balance was $203,141.

M) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, Un-secured, At 12% interest rate, with a 36 month amortization, payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of March 31, 2007 the outstanding balance was $203,141.

                                                                               F - 10

______________________________________________________________________________________

N)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $64,289.

O)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, at 12% interest rate, with a 36 month amortization, payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of March 31, 2007 the Company had an outstanding balance against this line of credit in the amount of $128,578.

P)  Note Payable – related party.  Term note payable, secured by the assets of the company. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, payments of $2,256 payable to Rufina Paniego  2007. As of March 31, 2007 the outstanding balance was $25,000.

Other Long-Term Debt

Other long-term debt consists of, a settlements reached with I-Source, a supplier. Monthly payments are $2,500. As of March 31, 2007 their balance was $29,425. Payments continue through May, 2008.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

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

As of March 31, 2007 we have the following legal proceedings and legal settlements:

 1. Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared.  Probe was not able to resell the services and unable to generate any revenues from reselling of the software.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of March 31, 2007 the balance due to Cadence under the agreement was $1,054.  The balance is included in other long-term debt.

2. We currently owe the Internal Revenue Service $84,121 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

                                                                               F - 11

______________________________________________________________________________________

NOTE 10 – CAPITAL STOCK TRANSACTIONS

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

On May 25, 2006, The Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for services through a stock grant pursuant to Form S-8 in the following amounts:

Name	Amount of Common Stock issued
Kambiz Mahdi	100,000
Reza Zarif	100,000
Barrett Evans	100,000
Jeffrey Conrad	100,000
Dennis Benner	100,000

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

                                                                               F - 12

______________________________________________________________________________________

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

On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares of the company’s common stock.

In the 1st quarter of 2007, the company issued 110,713 common shares which were accrued but un-issued as of December 31, 2006. For the three months ended March 31, 2007 the Company accrued 36,354 common shares for officer compensation, which were accrued but un-issued.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2007 and December 31, 2005 there were 10,270,863 and 3,359,243 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

PREFERRED STOCK

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25th, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock.

Preferred Series A

As of June 30, 2006, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000.  Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion, which shall convert upon election of the holder.  The holders of  series A Preferred stock have the right to vote with the holders of common stock on any matter to which the common stock holders are entitled to vote and they are entitled to vote number of shares of common stock into which the series A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares of the company’s common stock.

                                                                               F - 13

______________________________________________________________________________________

Preferred Series B

As of March 31, 2006 there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater.  The minimum conversion price which Series B shareholders shall convert their Series B shares to common stock shall be $0.10.

Exchange of Preferred Series B to Preferred Series C

On May 25th the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C No-Par, Convertible Preferred Stock for its Series B stockholders.  After the exchange took place Series B Convertible Preferred Stock was cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by the Company.  At any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater of $120.00 per share for the first year from the date of this certificate and after which the redemption price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, the Company, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the redemption date; (ii) the redemption price; and (iii) the number of shares of Series C Stock to be redeemed.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every Ten (10) shares of common stock received from converting a share of Series C Convertible Preferred stock of the Company.  This series A and B Warrants are pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

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

Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

                                                                               F - 14

______________________________________________________________________________________

Warrants

Series A - Common Stock Warrants:

We currently have 407,625 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock at $1.00 per share.  The Series A Warrants will expire on November 15, 2007.

Series B - Common Stock Warrants

We currently have 407,625 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock at $1.50  per share.  The Series B Warrants will expire on May 15, 2008.

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

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $1.00 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2007 and Class B Warrants, for 5 shares at a price of $1.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2008.  As of March 31, 2007 no warrants were exercised.

On August 14, 2006, the holders of Preferred Series C elected to convert their shares into common stock.

As a result 14, 040 shares of Preferred Series C were converted into 1,755,000 shares of common stock.

Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every Ten (10) shares of common stock received from converting a share of Series C convertible Preferred stock of the Company.  This series A and B Warrants are pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

                                                                               F - 15

______________________________________________________________________________________

A summary of warrant activity for the periods is as follows:

	No. of Warrants	Weighted Average Exercise price	Warrants exercisable	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	321,250	$1.25	321,250	$1.25
Exercised	-		-
Outstanding December 31, 2004	321,250	$1.25	321,250
Granted	143,000	$1.25	143,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	464,250	$1.25	464,250	$1.25
Granted	351,000	$1.25	351,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	815,250	$1.25	815,250	$1.25
Granted	-	$1.25	-	$1.25
Exercised	-		-
Outstanding March 31, 2007	815,250	$1.25	815,250	$1.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual life	No. of Warrants	Weighted Average Exercise price
$1.00	407,625	$1.00	0.62	407,625	$1.00
$1.50	407,625	$1.50	1.13	407,625	$1.50

                                                                               F - 16

______________________________________________________________________________________

STOCK OPTIONS

On February 8, 2007, pursuant to the Company’s 2006 Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 205,505 shares of common stock in the Company.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.

On February 8, 2007, the Company granted stock options to its key employees, to purchase up to 250,000 shares of the Company’s common stock, which was approved by the companies Board of Directors.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through March 31, 2007 were $ 0.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the for the year ended, March 31, 2007 were $25,000.

On May 25, 2006 the holders of Series B Convertible Preferred Stock exchanged their stock for Series C Convertible Preferred Stock.  Pursuant to the exchange Reza Zarif, our CEO, received 4,500 shares of Series C; Kambiz Mahdi received 4,500 shares of series C; and eFund Capital Partners, LLC received 5,040 shares of series C.  As originally filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater.  However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

                                                                               F - 17

______________________________________________________________________________________

Item 2.   Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

Overview

Probe Manufacturing, Inc. was founded in 1995 and is one of Southern California's highest quality, low to medium volume Electronics Manufacturing Services (EMS) companies. We provide a range of manufacturing and integrated supply chain services to companies who design and market electronic products. Currently, our revenue is generated from sales of our services primarily to customers in the medical devise, aerospace, industrial, and alternative fuel products manufacturers. The Company provides OEMs with low cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's service offerings include new product introduction, collaborative design, materials management, product manufacturing, product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently to determine future trends and estimates of activity can be very difficult. To provide for long term sustainability, the Company is in the process of leveraging its manufacturing, commercializing competencies combined with product knowledge to develop its own propriety products for alternative fuel technologies to enable vehicles and generators to operate on clean-burning alternative fuels. Probe Manufacturing's headquarters are located in Lake Forest, California.

______________________________________________________________________________________

Plan of Operations:

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $38,951 and generated $182,484 in net cash for the quarter ended, March 31, 2007, they still had a working capital deficit of $257,954 and a total stockholders deficit of $687,608. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) moving into a more economically feasible facility;  (c) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (d) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer based such as medical device manufacturing and aerospace industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re planning on focusing more of our resources within the alternative fuel industry while continuing to operate our EMS business.  Our alternative fuel business will focus on the alternative fuel industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will continue to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

______________________________________________________________________________________

Selected financial data:

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical financial statements and should be read in conjunction with financial statement and notes included herein.

Statement of operations:

Probe Manufacturing, Inc.
Statement of Operations
for the 3 months ended March 31

	Unaudited	Unaudited	Unaudited
	2007	2006	2005

Sales	$ 1,877,090	$ 2,049,322	$ 1,385,729
Cost Of Goods Sold	1,386,529	1,425,878	1,093,365
Gross Profit	$ 490,561	$ 623,444	$ 292,364

General And Administrative	415,741	481,571	432,284
Net Profit / (Loss) From Operations	$ 74,820	$ 141,873	$ (139,920)

Other Income / (Expenses)	(34)	1,774	4,024
Interest Expense	(35,836)	(78,845)	(39,621)
Net Profit / (Loss) Before Income Taxes	38,951	64,802	(175,517)
Income Tax Expense	-	-	-
Net Profit / (Loss)	$ 38,951	$ 64,802	$ (175,517)

Per Share Information:
Basic weighted average number
of common shares outstanding	10,273,725	3,368,636	2,916,042

Net Profit / (Loss) per common share	$ 0.004	$ 0.019	$ (0.06)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,567,864	12,972,621	2,916,042

Diluted, Net Profit / (Loss) per common share	$ 0.003	$ 0.005	$ -

______________________________________________________________________________________

Condensed Balance sheet data:

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
As of March 31,

	2007	2006	2005
Working Capital	($257,954)	$131,335	($206,677)
Total Assets	2,203,701	2,688,669	2,438,669
Long term Debt	1,789,494	1,439,020	1,109,387
Stockholder Equity	($687,607)	($967,506)	($655,931)

Summary of Results:

For the quarter ended, March 31, 2007 we generated a net profit of $38,951 compared to net profit of $64,802 for the same period in 2006 and net losses of ($175,517) for the same period in 2005.

For the quarter ended, March 31, 2007 our revenue decreased by 8% to 1,877,508 compared to 2,049,322 in the same period in 2006. However, for the quarter ended, March 31, 2007our revenue still increased by 35% compared to 1,385,729 in the same period in 2005.

For the quarter ended, March 31, 2007 our cost of goods sold, was 74% compared to 70% and 79%  in the same period in 2006 and 2005 respectively.

For the quarter ended, March 31, 2007 our gross margins were 26% compared to 30% and 21% in the same period in 2006 and  2005 respectively.

For the quarter ended, March 31, 2007 our SG&A cost was 22% compared to 23% and 31% in the same period in 2006 and  2005 respectively.

As of March 31, 2007 we still had a working capital deficit ($257,954) compared to working capital surplus of $131,335 and working capital deficit of ($206,677) for the same period in 2006 and 2005 respectively.  As of March 31, 2007, our stockholder equity improved by $279,899 compared to the same period in 2006.

Our improvements in performance for the quarter ended, March 31, 2007  compared to the same period in 2005 were primarily due to increase in revenues and continuation of process improvement efforts initiated in the 4th quarter of 2005.  However, 8% reduction in revenue compared to the same period in 2006 was due to changing customer base and diversification. We lost one of our major customers that accounted for 27% of our sales for the first quarter of 2006.  Despite the loss of this major customer, we were able to diversify our customer base and maintain our profitability.  We will continue to diversify our customer base, and thus anticipate flat sales for the  2nd and 3rd quarter of 2007.

Key performance indicators:

	3 months ended March 31
	2007	2006	2005
Inventory Turns	3.67	2.97	3.59
Days Sales in Backlog	143	201	122
Days Receivables Outstanding	42	34	41
Days Payables Outstanding	60	66	77

______________________________________________________________________________________

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite major changes in our customer base, our inventory turns improved to 3.67 as of March 31 2007 compared to 2.97 and 3.59 in the same period in 2006 and 2005 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the quarter ended, March 31, 2007, Days Sales in Backlog was 143 days compared to 201 days and 122 days in the same period in 2006 and 2005 respectively.

Days Receivables Outstanding is calculated as the ratio of average accounts receivable for the quarter compared to average daily sales for the same period. For the quarter ended, March 31, 2007, Days Receivables Outstanding was 42 days compared to 34 days and 41 days in the same period in 2006 and 2005 respectively.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the quarter  compared to daily cost of sales for the same period. For the quarter ended, March 31, 2007, Days Payable Outstanding was 60 days compared to 66 days and 77 days in the same period in 2006 and 2005 respectively.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collection of accounts receivable and valuation of inventory and reserves.

Accounts Receivable

The Company grants credit to its customer’s within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 81% of accounts receivable at March 31, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

______________________________________________________________________________________

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2007 the Company had a reserve for potentially obsolete inventory of $349,226.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. For the period ended December 31, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that year. At March 31, 2007 the Company had outstanding common shares of 10,273,321, and 36,354 shares to be issued for officer compensation, for a total of 10,309,675 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2007 were 10,273,725 As of March 31, 2007 the Company had outstanding warrants to purchase 4,076,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at March 31, 2007 were 14,567,864.

______________________________________________________________________________________

Segment Information

We operate primarily in a single operating segment, offering printed circuit boards and electronic assemblies.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  The net profit for the quarter ended March 31, 2007 of $38,951 is offset by previous losses.  As of December 31, 2006, the Company had a net operating loss carry forward of ($858,589). The Company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations – Percentage Based
for the three months ended March 31,

	2006	2005	2004
Sales	100%	100%	100%
Cost of goods sold	74%	70%	79%
Gross profit	26%	30%	21%

General and administrative	22%	23%	31%
Net profit / (loss) from operations	4%	7%	-10%

Other income / (expenses)	0%	0%	0%
Interest expense	-2%	-4%	-3%
Net profit / (loss) before income taxes	2%	3%	-13%
Income tax expense / (benefit)	0%	0%	0%
Net profit / (loss)	2%	3%	-13%

______________________________________________________________________________________

Net Sales

For the quarter ended March 31, 2007 our revenue decreased by 8% to $1,877,090 compared to $2,049,322 in the same period in 2006.  This  decrease in sales was primarily due to changing customer base.  We lost one of our major customers that accounted for 27% of our sales for the first quarter of 2006.  Despite the loss of this major customer, we were able to diversify our customer base and maintain our profitability.

Major Customers

Our top 5 customers accounted for approximately 79% of net sales for the quarter ended March 31, 2007 compared to 87.5%, and 85% for the same period in 2006 and 2005 respectively.  In addition, the top 3 customer concentration was reduced to 63% for the quarter ended March 31, 2007 compared to 78% the same period in 2006 and 2005.  We believe that our ability to grow our core business depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. Although, we try to replace delayed, reduced or cancelled business as soon as possible, the timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the quarter ended March 31, 2007 our gross profit was 26% compared to 30% and 21% in the same period in 2006 and 2005 respectively.   This improvement from 2005 to 2007 is primarily due to increased revenue and improved operational efficiencies.  The decrease in our gross profits in 2007 compared to 2006 is primarily due to lower revenue levels.  However, we were able to maintain our net profits due to improvements made in our SG&A and cost associated with lower interest expense.  Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the quarter ended March 31, 2007 our SG&A expenses decreased to 22% compared to 23% and 31% for the same period in 2006 and 2005 respectively.    The improvement in our SG&A expenses is primarily due to higher revenue levels and more suitable facilities.  In May 2006, we issued 500,000 shares of common stock, valued at $.10 ($50,000) to our Board of Directors for services, in March 2006 we paid a one time charge of $37K in late fees and payments to terminate our lease from Costa Mesa facility.  Both of these expenses were booked under SG&A expense.

Net Income/ (Loss) from operations

For the quarter ended March 31, 2007 our net income from operations was 2% compared to net income of 3% and losses of (13%) for the same period in 2006 and 2005 respectively.   Improvements in net profits in 2006 and 2007 compared to 2005 are primarily due to increased revenue and continued operational efficiencies.

We reduced our interest rate from 20% to 12% in August 2006 by refinancing our lines of credit into term notes.

______________________________________________________________________________________

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	2007	2006	2005
Net Cash provided / (Used) In Operating Activities	$182,484	$68,114	($638,517)
Cash Flows Used In Investing Activities	(81,000)	(3,500)	(10,998)
Cash Flows Provided / (used) By Financing Activities	(120,720)	(64,614)	702,859
Net (Decrease) Increase in Cash and Cash Equivalents	($19,236)	$0	$53,344

For the quarter ended March 31, 2007, we provided net cash from our operating activities of $182,484 compared to net cash provided of $68,114 and net cash used in operating activities of ($638,517) for the same period in 2006 and 2005 respectively.

For the quarter ended March 31, 2007,  we invested $81,000 in a Lead Free Wave Solder machine to secure future business associated with Rohs European Directive.  We also continued to pay down debt by $120,720 compared to pay down of $64,614 and the raising of $702,859 from financing activities in the same period in 2006 and 2005 respectively.

The following is a summary of certain obligations and commitments as of March 31, 2007 for continuing operations:

Capital Requirements for long-term Obligations	2007	2008	2009
Notes Payable	$544,980	$593,844	$0
Other Long term debt	$81,554	$42,925	$21,121
Capital Lease Settlement Obligations	$723,356	$0	$0
Total	$1,349,890	$636,769	$21,121

We are currently in process of negotiating with CIT to extend our Capital Lease obligations of $723,356.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

______________________________________________________________________________________

Item 3.     Controls and procedures

As of, the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management,  including  the Chief Executive Officer and Chief Financial Officer, of  the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of  1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Chief Financial  Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

Changes in internal controls

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  the  fourth  quarter  covered  by  this Annual  Report on Form 10-KSB  that  materially  affected,  or  is  reasonably  likely  to  materially affect,  our  internal  control  over  financial  reporting.

______________________________________________________________________________________

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

As of March 31, 2007 we have the following legal proceedings and legal settlements:

 1.     Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resell the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and was unable pay Cadence.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of March 31, 2007 the balance due to Cadence under the agreement was $1,054.  The balance is included in other long-term debt.

2. We currently owe the Internal Revenue Service $84,121 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

None.

Item 5.  Other information.

None.

______________________________________________________________________________________

Item  6.  Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).
3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).
4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).
4.2	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference).
4.3	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).
4.4	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).
4.5	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference
4.6	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference).
4.6	Certificate of Designation for Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to Form 8-K filed on June 14, 2006 and incorporated herein by reference).
4.7	Amended Certificate of Designation for Series C Convertible Preferred Stock dated August 7, 2006 (included as exhibit 4.1 to Form 8-K filed on August 14, 2006 and incorporated herein by reference).
4.8	Amended Certificate of Designation of Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to the Form 8-K filed on August 14, 2006 and incorporated herein by reference).
4.9	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 10.1 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference).
4.10	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 10.2 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference).
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

______________________________________________________________________________________

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

______________________________________________________________________________________

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

______________________________________________________________________________________

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

10.45	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).
10.46	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).
16.1	Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).
14.1	Code of Ethics filed (included as Exhibit 14.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
23.1	Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed March 21, 2006, (included as Exhibit 23.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item  7.  Reports Filed on Form 8-K

None.

______________________________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  May 11, 2007

Probe Manufacturing, Inc.

/s/  Reza Zarif

                                                                                                           __________________

                                                                                                          Reza Zarif

                                                                                                          Chief Executive Officer

Dated:    May 11, 2007

                                                                                                       /s/  John Bennett

___________________

                                                                            John Bennett

                                                                                                          Chief Financial Officer

______________________________________________________________________________________