Form 10QSB
period 2007-06-30
Probe Manufacturing Inc
filed 2007-08-10
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of June 30, 2007, the Issuer had 10,273,321 shares of common stock outstanding.

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

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2007, and the related statements of operations and cash flows for the three and six month periods ended June 30, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC

August 8, 2007

                                                                               F - 1

______________________________________________________________________________________

PROBE MANUFACTURING, INC.
Balance Sheet
	Unaudited
	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash	$ 13,022	$ 42,580
Accounts receivable - trade - net	882,305	902,767
Inventory	919,478	1,022,931
Total Current Assets	1,814,805	1,968,278
Property And Equipment - Net	307,274	317,843
Total Assets	$ 2,122,079	$ 2,286,121

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$ 675,774	$ 629,598
Accrued Expenses	222,658	273,487
Notes payable	-	23,496
Current Portion of LT Debt	1,195,052	1,174,383
Total Current Liabilities	2,093,484	2,100,964
Long-Term Debt:
Other long-term debt	1,171,698	1,346,595
Capital lease settlement obligations	384,025	758,408
Less Current portion of Long Term Debt	(1,195,052)	(1,174,383)
Total Long-Term Debt	360,671	930,620
Total Liabilities	2,454,155	3,031,584

Stockholders' Deficit:
Common Stock to issue	37,808	42,533
Common stock, $.001 par value; 200,000,000 shares authorized; 10,273,321 and 10,162,608 shares issued and outstanding respectively	10,273	10,162
Additional paid-in capital	102,853	60,431
Accumulated deficit	(483,010)	(858,589)
Total Stockholders' Deficit	(332,075)	(745,463)
Total Liabilities And Stockholders' Deficit	$ 2,122,079	$ 2,286,121

See Accountants review report

                                                                               F - 2

______________________________________________________________________________________

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2007 and 2006 respectively

	Unaudited		Unaudited
	Three-month period ended		Six-month period ended
	2007	2006	2007	2006
Sales	$1,807,543	$2,715,600	$3,684,633	$4,762,435
Cost Of Goods Sold	1,338,830	2,098,155	2,725,358	3,521,546
Gross Profit	468,713	617,446	959,274	1,240,889

General And Administrative	375,813	489,204	791,554	929,951
Research and Development	43,791		43,791
Net Profit / (Loss) From Operations	49,109	128,241	123,929	310,938

Other Income / (Expenses)	188	1,183	154	(37,867)
Gain on Debt Settlement	324,330		324,330
Interest Expense	(37,000)	(74,289)	(72,836)	(153,133)
Net Profit / (Loss) Before Income Taxes	336,627	55,135	375,577	119,938
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$336,627	$55,135	$375,577	$119,938

Per Share Information:
Basic weighted average number
of common shares outstanding	10,310,137	3,482,326	10,292,031	3,425,795

Net Profit / (Loss) per common share	$0.033	$0.016	$0.036	$0.035

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,841,892	16,955,568	14,705,635	16,824,599

Diluted, Net Profit / (Loss) per common share	$0.023	$0.003	$0.026	$0.007

See Accountants review report

                                                                               F - 3

______________________________________________________________________________________

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the six months ended June 30, 2007

	Unaudited	Unaudited
	2007	2006
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 375,577	$ 119,938
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	135,962	99,135
Gain on debt settlement	(324,330)
Stock issued for Interest	-	28,542
Stock issued for Services	37,809	50,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	20,462	(199,759)
(Increase) decrease in inventory	103,453	(285,150)
(Increase) decrease in other assets	-	(12,234)
(Decrease) increase in accounts payable	46,176	243,517
Other (Decrease) increase in accrued expenses	(50,829)	154
Net Cash provided / (Used) In Operating Activities	344,280	44,143

Cash Flows from Investing Activities
Purchase of property and equipment	(125,393)	(3,495)
Cash Flows Used In Investing Activities	(125,393)	(3,495)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(112,084)
Borrowings / (Payments) under line of credit, net	-	(27,838)
Payments on capital lease settlement obligations	(50,053)	(52,328)
Proceeds / (Payments) on notes payable	(198,393)	151,602
Cash Flows Provided / (used) By Financing Activities	(248,446)	(40,648)

Net (Decrease) Increase in Cash and Cash Equivalents	(29,559)	-

Cash and Cash Equivalents at Beginning of Period	42,580	-

Cash and Cash Equivalents at End of Period	$ 13,021	$ -

Supplemental Information:
Interest Paid	$ 35,426	$ 153,133
Income Taxes Paid	$ -	$ -
Current Lines of credit converted to Long term Notes Payable		$ 705,000

See Accountants review report

                                                                               F - 4

______________________________________________________________________________________

PROBE MANUFACTURING, INC.

Notes to Financial Statements

(Unaudited)

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, instrumentation, alternative fuel, medical device, and aerospace segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit card assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $375,577, generated $344,280 in net cash from operations and improved their total stockholders deficit by $413,388 for the six months ended, June 30, 2007.  However, they still had a working capital deficit of 278,679 and a shareholder deficit of $332, 075 as of June 30, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer base such as medical device manufacturers and aerospace industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re planning on focusing more of our resources within the alternative energy industry while continuing to operate our EMS business.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will continue to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 81% of accounts receivable as of June 30, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2007 the Company had a reserve for potentially obsolete inventory of $409,226.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The Company follows the practice of capitalizing property and equipment purchased over $5,000.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2007 the Company had outstanding common shares of 10,273,321, and 78,363 shares to be issued for officer compensation, for a total of 10,351,684 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2007 were 10,292,031.  As of June 30, 2007 the Company had outstanding warrants to purchase 4,076,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2007 were 14,705,635.

Research and Development Cost

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $43,791 in R&D in the 3 month ended June 30 2007. We purchased a 125 kilo-watt natural gas distributed power generator and are currently working on converting it to run on Hydrogen.

Segment Information

We operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

                                                                               F - 7

______________________________________________________________________________________

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the six month period ended, June 30, 2007 of $375,577 is offset by previous losses.  As of June 30, 2007 the Company had a net operating loss carry forward of $(483,012). The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at June 30, 2007 by major classification were comprised of the following:

Raw Material	$ 1,068,891
Work in Process	254,509
Finished Goods	5,304
Total	1,328,704
Less Reserve for excess or obsolete inventory	(409,226)
Total Inventory	$ 919,478

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at June 30, 2007:

Furniture and fixtures	$ 57,046
Equipment	2,390,927
Leasehold improvements	210,403
Total	2,658,376
Less accumulated depreciation and amortization	(2,351,102)
Net Fixed Assets	$ 307,274

NOTE 5 – ACCRUED EXPENSES

As of June 30, 2007, the Company had the following accrued expenses:

Accrued Wages	$21,105
Accrued Interest	6,157
Accrued Rent	10,234
Accrued Professional Fees	40,000
Accrued Utilities	54,000
Accrued Vacation	91,162
Total Accrued Expenses	$222,658

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

The CIT Group would release the Company and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

$375,000 if paid by October 25 , 2004

$425,000 if paid by December 25, 2004

$500,000 if paid by June 25, 2005

$550,000 if paid by December 25, 2005

$600,000 if paid by June 25, 2006

$650,000 if paid by December 25, 2006

$700,000 if paid by June 25, 2007

On June 1, 2007 an amended forbearance agreement was entered into:

1)

In consideration of CIT entering into this Addendum, Probe will pay CIT the sum of $7,500 on or before June 25, 2007, which was paid.

2)

Recital B is amended to state that as of June 25, 2007 Probe’s payment obligation to CIT totals $457,500.

3)

Section 2.3 of the Forbearance Agreement is amended to state that probe will pay CIT the amount of $457,500 in sixty-one (61) monthly installments of $7,500 each, commencing on July 25, 2007 and ending on July 25, 2012. If at any time Probe elects to pay in full the remaining balance, upon 30 day written notice, CIT will provide a payoff figure for the remaining balance using a present value rate of 7.0%.

4)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 at June 30, 2007.

5)

This resulted in a gain of  $324,330.

NOTE 8 – NOTES PAYABLE

A) Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

B) Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of June 30, 2007 the outstanding balance was $47,039.

C)  Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of June 30, 2007 the outstanding balance was $109,552.

                                                                               F - 9

______________________________________________________________________________________

D)  Note Payable -- This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of June 30, 2007 the outstanding balance was $39,126.

E)  Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008.   As of June 30, 2007 the outstanding balance was $109,552.

F) Note Payable – This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC .  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of June 30, 2007 the outstanding balance was $78,252.

G) Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2007 the outstanding balance was $39,126.

H) Note Payable – Term note payable, with an effective date of April 23, 2006, secured by assets of the Company, Payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of June 30, 2007 the outstanding balance was $20,244.

Related Party – Notes payable

I) Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of June 30, 2007 the balance was $ 0.

J) Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of June 30, 2007 the balance was $ 0.

K) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of June 30, 2007 the outstanding balance was $23,597.

L) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2007, the outstanding balance was $23,597.

                                                                               F - 10

______________________________________________________________________________________

M) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of June 30, 2007 the outstanding balance was $185,445.

N) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2007 the outstanding balance was $185,445.

O)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of June 30, 2007 the outstanding balance was $58,689.

P)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2007 the outstanding balance was $117,377.

Q)  Note Payable – related party.  This is a term note payable, secured by the assets of the Company. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of June 30, 2007 the outstanding balance was $19,095.

Other Long-Term Debt

Other long-term debt consists of, a settlements reached with I-Source, a supplier, with monthly payments of $2,500. As of June 30, 2007 their balance was $21,925. Payments continue through May, 2008.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease is for two years with an option to renew for three years at $8,027 per month. The new facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

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

                                                                               F - 12

______________________________________________________________________________________

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

In the 1st quarter of 2007, the Company issued 110,713 common shares which were accrued but un-issued as of December 31, 2006. For the six months ended, June 30, 2007 the Company accrued 78,363 common shares for officer compensation, which were accrued but un-issued.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2007 and December 31, 2006 there were 10,270,863 and 10,162,608 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

                                                                               F - 13

______________________________________________________________________________________

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

                                                                               F - 14

______________________________________________________________________________________

Preferred Series C

As of June 30, 2006 there were 14,040 shares of Convertible C Preferred Stock outstanding.   Originally as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

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

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: Class A Warrants, for 5 shares at a price of $1.00 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2007 and Class B Warrants, for 5 shares at a price of $1.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2008.  As of June 30, 2007 no warrants were exercised.

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

                                                                               F - 15

______________________________________________________________________________________

A summary of warrant activity for the periods is as follows:

	No. of Warrants	Weighted Average Exercise price	Warrants exercisable	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	321,250	$1.25	321,250	$1.25
Exercised	-		-
Outstanding December 31, 2004	321,250	$1.25	321,250
Granted	143,000	$1.25	143,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	464,250	$1.25	464,250	$1.25
Granted	351,000	$1.25	351,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	815,250	$1.25	815,250	$1.25
Granted	-	$1.25	-	$1.25
Exercised	-		-
Outstanding June 30, 2007	815,250	$1.25	815,250	$1.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	No. of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual life	No. of Warrants	Weighted Average Exercise price
$1.00	407,625	$1.00	0.37	407,625	$1.00
$1.50	407,625	$1.50	0.85	407,625	$1.50

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

On February 8, 2007, the Company granted stock options to its key employees, to purchase up to 250,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the six months ended June 30, 2007 were $5,000.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrated SB-2 filing. Total payments for the six months ended June 30, 2007 were $25,000.

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

Overview

Probe Manufacturing, Inc. was founded in 1995 and is one of Southern California's highest quality, medium volume Electronics Manufacturing Services (EMS) companies. We provide a range of quality manufacturing and integrated supply chain services at affordable prices to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical devise, aerospace, industrial, and alternative fuel products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's service offerings include new product introduction, collaborative design, materials management, product manufacturing, product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently to determine future trends and estimates of activity can be very difficult. To provide for long term sustainability, the Company is in the process of leveraging its manufacturing and commercializing competencies combined with product knowledge to develop its own propriety products for alternative energy technologies to enable vehicles and generators to operate on clean alternative fuels. Probe Manufacturing's headquarters are located in Lake Forest, California.

______________________________________________________________________________________

Plan of Operations:

The Company had a net profit of $375,577, generated $344,280 in net cash from operations and improved our total stockholders deficit by $413,388 for the six months ended, June 30, 2007.  However, we still had a working capital deficit of 278,679 and a shareholder deficit of $332, 075 as of June 30, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer base such as medical device manufacturers and aerospace industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re planning on focusing more of our resources within the alternative energy industry while continuing to operate our EMS business.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to continue profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will continue to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

______________________________________________________________________________________

Selected financial data:

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical financial statements and should be read in conjunction with financial statement and notes included herein and with previous filings.

Statement of Operations

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2007, 2006 and 2005 respectively

	Unaudited			Unaudited
	Three-month period ended			Six-month period ended
	2007	2006	2005	2007	2006	2005
Sales	$1,807,543	$2,715,600	$1,520,670	$3,684,633	$4,762,435	$4,236,270
Cost Of Goods Sold	1,338,830	2,098,155	1,280,869	2,725,358	3,521,546	3,379,024
Gross Profit	468,713	617,446	239,801	959,274	1,240,889	857,247

General And Administrative	375,813	489,204	424,640	791,554	929,951	913,844
Research and Development	43,791			43,791
Net Profit / (Loss) From Operations	49,109	128,241	(184,839)	123,929	310,938	(56,598)

Other Income / (Expenses)	188	1,183	74,223	154	(37,867)	-
Gain on Debt Settlement	324,330			324,330
Interest Expense	(37,000)	(74,289)	(35,551)	(72,836)	(153,133)	-
Net Profit / (Loss) Before Income Taxes	336,627	55,135	(146,167)	375,577	119,938	(56,598)
Income Tax Expense	-	-	-	-	-	18,808
Net Profit / (Loss)	$336,627	$55,135	$(146,167)	$375,577	$119,938	$(75,406)

Per Share Information:
Basic weighted average number
of common shares outstanding	10,310,137	3,482,326	3,328,125	10,292,031	3,425,795	3,090,833

Net Profit / (Loss) per common share	$0.033	$0.016	$(0.044)	$0.036	$0.035	$(0.024)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,841,892	16,955,568	N/A	14,705,635	16,824,599	N/A

Diluted, Net Profit / (Loss) per common share	$0.023	$0.003	N/A	$0.026	$0.007	N/A

______________________________________________________________________________________

Condensed Balance sheet data:

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
As of June 30,

	2007	2006	2005
Working Capital	$(278,679)	$(28,533)	$(338,281)
Total Assets	2,122,079	2,805,974	2,648,728
Long term Debt	360,671	1,123,429	1,031,204
Stockholders Equity	$(332,075)	$(851,169)	$(752,039)

Summary of Results:

For the quarter ended June 30, 2007 we generated a net profit of $336,627 compared to net profit of $55,135 for the same period in 2006 and net losses of $(146,167) for the same period in 2005.  For the six month period ended June 30, 2007 we generated a net profit of $375,577 compared to net profit of $119,938 and net losses of $(324,759) for the same period in 2006 and 2005 respectively.

For the quarter ended June 30, 2007 our revenue decreased by 33% to $1,806,859 compared to $2,715,600 in the same period in 2006 and it increased by 18% from 1,520,670 in the same period in 2005.  In six month period ended June 30, 2007 our revenue deceased by 22% to 3,684,633 compared to $4,762,435 in the same period in 2006 and it increased by 26% from 2,929276 in the same period in 2005.

For the quarter ended, June 30, 2007 our cost of goods sold, was 74% compared to 77% and 84%  in the same period in 2006 and 2005 respectively.

For the quarter ended, June 30, 2007 our gross margins were 26% compared to 23% and 16% in the same period in 2006 and 2005 respectively.

For the quarter ended, June 30, 2007 our SG&A cost was 21% compared to 18% and 28% in the same period in 2006 and 2005 respectively.

As of June 30, 2007 we still had a working capital deficit of $(278,679) compared to working capital deficit of $(28,533) and working capital deficit of $(338,281) for the same period in 2006 and 2005 respectively.  From June 30, 2006 to June 30 2007 our stockholders equity improved by $519,094.

Our improvements in performance for the quarter ended, June 30, 2007 compared to the same period in 2005 were primarily due to increase in revenues and continuation of process improvement efforts initiated in the 4th quarter of 2005.    However, the reduction in revenue compared to the same period in 2006 was due primarily to changing our customer base.  We disengaged with one of our major customers that accounted for 26% of our sales for the first 6 months of 2006.  Despite disengaging with this major customer, we were able to diversify our customer base and maintain our profitability.  In addition to diversification, we are in the process of refocusing our sales on more stable customer base such as medical device manufacturers and aerospace industries that have a better chance of maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions.

Key performance indicators:

	3 months ended June 30,			6 months ended June 30,
	2007	2006	2005	2007	2006	2005
Inventory Turns	3.72	3.58	3.59	3.79	4.89	3.10
Days Sales in Backlog	109	120	122	147	137	146
Days Receivables Outstanding	43	29	41	42	30	37
Days Payables Outstanding	65	58	77	64	61	78

______________________________________________________________________________________

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite major changes in our customer base, our inventory turns improved to 3.72 as of June 30 2007 compared to 3.58 and 3.59 in the same period in 2006 and 2005 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the quarter ended, June 30, 2007, Days Sales in Backlog was 109 days compared to 120 days and 122 days in the same period in 2006 and 2005 respectively.

Days Receivables Outstanding, is calculated as the ratio of average accounts receivable for the quarter compared to average daily sales for the same period. For the quarter ended, June 30, 2007, Days Receivables Outstanding was 43 days compared to 29 days and 41 days in the same period in 2006 and 2005 respectively.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the quarter  compared to daily cost of sales for the same period. For the quarter ended, June 30, 2007, Days Payable Outstanding was 65 days compared to 58 days and 77 days in the same period in 2006 and 2005 respectively.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 81% of accounts receivable at June 30, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

______________________________________________________________________________________

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2007 the Company had a reserve for potentially obsolete inventory of $409,226.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2007 the Company had outstanding common shares of 10,273,321, and 78,363 shares to be issued for officer compensation, for a total of 10,273,321 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2007 were 10,292,031.  As of June 30, 2007 the Company had outstanding warrants to purchase 4,076,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2007 were 14,705,635. For the period ended June 30, 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

______________________________________________________________________________________

Segment Information

We operate in a single operating segment, offering printed circuit boards and electronic assemblies.

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the six month period ended, June 30, 2007 of $375,577 is offset by previous losses.  As of June 30, 2007 the Company had a net operating loss carry forward of $(483,012). The Company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations – Percentage Based
For the three months ended June 30,

	2007	2006	2005
Sales	100%	100%	100%
Cost of goods sold	74%	77%	84%
Gross profit	26%	23%	16%

General and administrative	21%	18%	27%
Net profit / (loss) from operations	3%	5%	-12%

Other income / (expenses)	0%	0%	5%
Gain on Debt Settlement	18%
Interest expense	-2%	-3%	-2%
Net profit / (loss) before income taxes	19%	2%	-10%
Income tax expense / (benefit)	0%	0%	0%
Net profit / (loss)	19%	2%	-10%

______________________________________________________________________________________

Net Sales

For the quarter ended June 30, 2007 our revenue decreased by 33% to $1,806,859 compared to $2,724,696 in the same period in 2006.  In six month period ended June 30, 2007 our revenue deceased by 22% to 3,683,319 compared to the same period in 2006.  This decrease in sales was primarily due to changing customer base.  We disengaged with one of our major customers that accounted for 26% of our sales for the first 6 months of 2006.  Despite disengaging with this major customer, we were able to diversify our customer base and maintain our profitability.  In addition to diversification, we are in the process of refocusing our sales on more stable customer base such as medical device manufacturers and aerospace industries that have a better chance of maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions

Major Customers

Our top 5 customers accounted for approximately 77% and 74% of net sales for the quarter ended June 30, 2007 and six months ended June 30, 2007 compared to 93%, and 90% for the same periods in 2006 respectively.  In addition, the top 3 customer concentration was reduced to 63% for the quarter ended June 30, 2007 compared to 78% the same period in 2006.  We intend to diversify our customer base even further.  We believe that our ability to grow our core business depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. Although, we try to replace delayed, reduced or cancelled business as soon as possible, the timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the quarter ended June 30, 2007 our gross profit was 26% compared to 23% and 16% in the same period in 2006 and 2005 respectively.   This improvement from 2005 to 2007 is primarily due to new customer base and improved operational efficiencies. Although our revenues were lower in 2007 than 2006, we were able to maintain profitability by improving our operations. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the quarter ended June 30, 2007 our SG&A expenses was 21% compared to 18% and 27% in the same period in 2006 and 2005 respectively.   The 3% increase in SG&A from 2006 to 2007 was due to lower revenues in 2007.  The improvement in our SG&A expenses from 2005 to 2007 was primarily due to higher revenue levels and more suitable facilities.  In May 2006, we issued 500,000 shares of common stock, valued at $.10 $(50,000) to our Board of Directors for services, in March 2006 we paid a one time charge of $37K in late fees and payments to terminate our lease from Costa Mesa facility.  Both of these expenses were booked under SG&A expense.

Research and Development (R&D) expense

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $43,791 in R&D in the 3 month ended June 30 2007. We purchased a 125 kilo-watt natural gas distributed power generator and are currently working on converting it to run on Hydrogen.

Net Income/ (Loss) from operations

For the quarter ended June 30, 2007 our net income from operations was 3% compared to net income of 5% and losses of (12%) for the same period in 2006 and 2005 respectively.   Improvements in net profits in 2006 and 2007 compared to 2005 are primarily due to increased revenue and continued operational efficiencies.

______________________________________________________________________________________

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended June 30,

	2007	2006	2005
Net Cash provided / (Used) In Operating Activities	$344,280	$44,143	$(971,871)
Cash Flows Used In Investing Activities	(125,393)	(3,495)	(1,551)
Cash Flows Provided / (used) By Financing Activities	(248,446)	(40,648)	1,019,988
Net (Decrease) Increase in Cash and Cash Equivalents	$(29,559)	$0	$46,620

For the quarter ended June 30, 2007, we provided net cash from our operating activities of $344,280 compared to net cash provided of $44,143 and net cash used in operating activities of $(971,871) for the same period in 2006 and 2005 respectively.

For the six months ended June 30 2007, we invested $125,393 in a Lead Free Wave Solder machine and BGA (Ball Grid Array) rework stations to secure future business associated with Rohs European Directive.  We also continued to pay down debt by $248,446 compared to $40,648 and the raising of $1,019,988 from financing activities in the same period in 2006 and 2005 respectively.

The following is a summary of certain obligations and commitments as of June 30, 2007 for continuing operations:

Capital Requirements for long-term Obligations	2007	2008	2009	2010
Notes Payable	285,487	770,644	-	-
Other Long term debt	48,813	42,925	23,822	-
Capital Lease Settlement Obligations	$45,000	$90,000	$90,000	$90,000
Total	$379,300	$903,569	$113,822	$90,000

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

The CIT Group would release the Company and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

$375,000 if paid by October 25 , 2004

$425,000 if paid by December 25, 2004

$500,000 if paid by June 25, 2005

$550,000 if paid by December 25, 2005

$600,000 if paid by June 25, 2006

$650,000 if paid by December 25, 2006

$700,000 if paid by June 25, 2007

______________________________________________________________________________________

On June 1, 2007 an amended forbearance agreement was entered into:

6)

In consideration of CIT entering into this Addendum, Probe will pay CIT the sum of $7,500 on or before June 25, 2007, which was paid.

7)

Recital B is amended to state that as of June 25, 2007 Probe’s payment obligation to CIT totals $457,500.

8)

Section 2.3 of the Forbearance Agreement is amended to state that probe will pay CIT the amount of $457,500 in sixty-one (61) monthly installments of $7,500 each, commencing on July 25, 2007 and ending on July 25, 2012. If at any time Probe elects to pay in full the remaining balance, upon 30 day written notice, CIT will provide a payoff figure for the remaining balance using a present value rate of 7.0%.

9)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 at June 30, 2007.

10)

This resulted in a gain of $324,330.

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

Date:  August 8, 2007

Probe Manufacturing, Inc.

/s/ Reza Zarif

                                                                                                           __________________

                                                                                                          Reza Zarif

                                                                                                          Chief Executive Officer

Dated:   August 8, 2007

                                                                                                       /s/ John Bennett

___________________

                                                                            John Bennett

                                                                                                          Chief Financial Officer

______________________________________________________________________________________