Form 10QSB
period 2007-09-30
Probe Manufacturing Inc
filed 2007-11-13
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

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

As of September 30, 2007, the Issuer had 10,273,321 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No     X    .

_______________________________________________________________________________________________

PROBE MANUFACTURING, INC.

10-QSB

PART I. FINANCIAL INFORMATION	Page

_______________________________________________________________________________________________

Item 1.       Financial statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Lake Forest, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2007, and the related statements of operations for the three and nine month periods ended September 30, 2007 and cash flows for the nine month periods ended September 30, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC

November 9, 2006

_______________________________________________________________________________________________

PROBE MANUFACTURING, INC.
Balance Sheet
	Unaudited
	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash	$ 37,766	$ 42,580
Accounts receivable - trade – net	728,364	902,767
Inventory	893,336	1,022,931
Total Current Assets	1,659,466	1,968,278
Property And Equipment – Net	248,633	317,843
Total Assets	$ 1,908,099	$ 2,286,121

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable – trade	$ 594,276	$ 629,598
Accrued Expenses	224,839	273,487
Notes payable	-	23,496
Current Portion of LT Debt	1,063,484	1,174,383
Total Current Liabilities	1,882,599	2,100,964
Long-Term Debt:
Other long-term debt	1,030,769	1,346,595
Capital lease settlement obligations	368,153	758,408
Less Current portion of Long Term Debt	(1,063,484)	(1,174,383)
Total Long-Term Debt	335,438	930,620
Total Liabilities	2,218,037	3,031,584

Stockholders' Deficit:
Common Stock to issue	56,712	42,533
Common stock, $.001 par value; 200,000,000 shares authorized; 10,273,321 and 10,162,608 shares issued and outstanding respectively	10,273	10,162
Additional paid-in capital	102,853	60,431
Accumulated deficit	(479,776)	(858,589)
Total Stockholders' Deficit	(309,938)	(745,463)
Total Liabilities And Stockholders' Deficit	$ 1,908,099	$ 2,286,121

See Accountants’ review report

_______________________________________________________________________________________________

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2007 and 2006 respectively

	Unaudited		Unaudited
	Three-month period ended		Nine-month period ended
	2007	2006	2007	2006
Sales	$1,566,499	$2,551,236	$5,251,132	$7,313,672
Cost Of Goods Sold	1,161,335	1,938,658	3,886,694	5,460,204
Gross Profit	405,164	612,578	1,364,438	1,853,468

General And Administrative	329,446	517,294	1,121,000	1,447,245
Research and Development	31,587		75,378
Net Profit / (Loss) From Operations	44,131	95,284	168,060	406,223

Other Income / (Expenses)	1,142	423	1,142	(37,444)
Gain on Debt Settlement	-		324,484
Interest Expense	(42,039)	(55,382)	(114,875)	(208,460)
Net Profit / (Loss) Before Income Taxes	3,234	40,325	378,811	160,319
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$3,234	$40,325	$378,811	$160,319

Per Share Information:
Basic weighted average number
of common shares outstanding	10,352,198	7,737,247	10,312,307	4,879,189

Net Profit / (Loss) per common share	$0.0003	$0.0052	$0.0367	$0.0329

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,983,953	11,813,497	14,865,361	8,940,507

Diluted, Net Profit / (Loss) per common share	$0.0002	$0.0034	$0.0255	$0.0179

See Accountants’ review report

_______________________________________________________________________________________________

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the Nine months ended September 30,

	Unaudited	Unaudited
	2007	2006
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 378,811	$ 160,318
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	194,603	148,080
Gain on debt settlement	(324,484)
Stock issued for Interest	-	57,395
Stock for Services	56,712	104,656
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	174,403	(176,295)
(Increase) decrease in inventory	129,595	(100,437)
(Increase) decrease in other assets	-	62,128
(Decrease) increase in accounts payable	(35,322)	140,640
Other (Decrease) increase in accrued expenses	(48,648)	(31,373)
Net Cash provided / (Used) In Operating Activities	525,670	365,112

Cash Flows from Investing Activities
Purchase of property and equipment	(125,392)	(155,750)
Cash Flows Used In Investing Activities	(125,392)	(155,750)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(154,596)
Borrowings / (Payments) under line of credit, net	-	(27,838)
Payments on capital lease settlement obligations	(65,771)	(72,343)
Proceeds / (Payments) on notes payable	(339,321)	72,088
Cash Flows Provided / (used) By Financing Activities	(405,092)	(182,689)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,814)	26,673

Cash and Cash Equivalents at Beginning of Period	42,580	-

Cash and Cash Equivalents at End of Period	$ 37,766	$ 26,673

Supplemental Information:
Interest Paid	$ 114,875	$ 151,065
Income Taxes Paid	$ -	$ -
Current Lines of credit converted to Long term Notes Payable	$ -	$ 705,000

See Accountants’ review report

_______________________________________________________________________________________________

PROBE MANUFACTURING, INC.

Notes to Financial Statements

(Unaudited)

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel, segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit card assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $378,811, generated $525,670 in net cash from operations and improved their total stockholders deficit by $435,525 for the nine months ended, September 30, 2007.  However, they still had a working capital deficit of 223,133 and a shareholder deficit of $309,938 as of September 30, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed Inventory Solutions, such as bonded inventory and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re allocating more resources to develop propriety technology within the alternative energy industry while continuing to operate our EMS business.

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

_______________________________________________________________________________________________

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 76% of accounts receivable as of September 30, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2007 the Company had a reserve for potentially obsolete inventory of $409,226.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

_______________________________________________________________________________________________

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2007 the Company had outstanding common shares of 10,273,321, and 125,623 shares to be issued for officer compensation, for a total of 10,351,684 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2007 were 10,312,307.  As of September 30, 2007 the Company had outstanding warrants to purchase 4,176,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at September 30, 2007 were 14,865,361

Research and Development Cost:

To ensure long term sustainability and growth of the company we have started research and development towards growth markets of the future by investing in alternative energy technologies.  While we continue to operate our Electronics Manufacturing business, we are now directing more resources towards developing technologies in the alternative energy industry.  Our alternative energy research and development is focused on the alternative fuel industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol. These fuels are being used worldwide in a variety of vehicle and power generator applications. We believe three independent market factors; economics, energy security/independence and environmental concerns are driving the growth of alternative energy technologies today and will in the foreseeable future.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $75,378 in R&D during the nine months ended September 30 2007. We acquired a 125 kW natural gas distributed power generator and are currently converting it to run on Hydrogen as fuel.  Once the conversion is completed, we’ll start validation testing for performance and emission.  This distributed power generator will have near zero carbon based emission and very low NOx emissions. .  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced and robust Electronics Controller Unit (ECU) can operate under the hood and will be appropriately priced for different vehicle type and markets.

_______________________________________________________________________________________________

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the nine month period ended, September 30, 2007 of $378,811 is offset by previous losses.  As of September 30, 2007 the Company had a net operating loss carry forward of $(479,778). The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at September 30, 2007 by major classification were comprised of the following:

Raw Material	$ 1,131,319
Work in Process	162,773
Finished Goods	8,470
Total	1,302,562
Less Reserve for excess or obsolete inventory	(409,226)
Total Inventory	$ 893,336

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at September 30, 2007:

Furniture and fixtures	$57,046
Equipment	2,390,927
Leasehold improvements	210,403
Total	2,658,376
Less accumulated depreciation and amortization	(2,409,743)
Net Fixed Assets	$248,633

_______________________________________________________________________________________________

NOTE 5 – ACCRUED EXPENSES

As of September 30, 2007, the Company had the following accrued expenses:

Sales Tax Payable	$ 2,265
Property Tax accrual	3,500
Accrued Wages	43,108
Accrued Interest	5,827
Accrued Professional Fees	48,500
Accrued Utilities and other rents	48,196
Accrued Vacation	73,443
Total Accrued Expenses	$ 224,839

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

6)

As of September 30, 2007 the outstanding balance was $368,153

_______________________________________________________________________________________________

NOTE 8 – NOTES PAYABLE

A) Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

B) Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of September 30, 2007 the outstanding balance was $42.415.

C)  Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of September 30, 2007 the outstanding balance was $98,781.

D)  Note Payable -- This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of September 30, 2007 the outstanding balance was $35,279.

E)  Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of September 30, 2007 the outstanding balance was $98,781.

F) Note Payable – This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC .  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of September 30, 2007 the outstanding balance was $70,558.

G) Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of September 30, 2007 the outstanding balance was $35,279.

H) Note Payable – Term note payable, with an effective date of April 23, 2006, secured by assets of the Company, Payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of September 30, 2007 the outstanding balance was $14,228.

_______________________________________________________________________________________________

Related Party – Notes payable

I) Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of September 30, 2007 the balance was $ 0.

J) Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of September 30, 2007 the balance was $ 0.

K) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of September 30, 2007 the outstanding balance was $21,277.

L) Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of September 30, 2007, the outstanding balance was $21,277.

M) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of September 30, 2007 the outstanding balance was $167,214.

N) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of September 30, 2007 the outstanding balance was $167,214.

O)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of September 30, 2007 the outstanding balance was $52,919.

P)  Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of September 30, 2007 the outstanding balance was $105,838.

Q)  Note Payable – related party.  This is a term note payable, secured by the assets of the Company. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of September 30, 2007 the outstanding balance was $12,964.

_______________________________________________________________________________________________

Other Long-Term Debt

Other long-term debt consists of, a settlements reached with I-Source, a supplier, with monthly payments of $2,500. As of September 30, 2007 their balance was $16,925. Payments continue through May, 2008.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease which ends on May 31, 2008 has an option to renew for three years, contingent upon Quantum, renewing their master lease. The new facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

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

_______________________________________________________________________________________________

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

In July 2006 the Company converted 12,500 shares from Preferred B to Preferred C, 14,040 shares.

In August 2006 the holders of preferred series C elected to convert  14,040 shares into 1,755,000   shares of common stock.

On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares of the Company’s common stock.

In the 1st quarter of 2007, the Company issued 110,713 common shares which were accrued but un-issued as of December 31, 2006. For the nine months ended, September 30, 2007 the Company accrued 125,623 common shares for officer compensation, which were accrued but un-issued.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2007 and December 31, 2006 there were 10,273,321 and 10,162,608 shares of common stock issued and outstanding, respectively.  We also had 125,623 shares to be issued, for officer compensation which were accrued during the period.  All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

_______________________________________________________________________________________________

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

Exchange of Preferred Series B to Preferred Series C

On May 25, 2007 the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C No-Par, Convertible Preferred Stock for its Series B stockholders.  After the exchange took place Series B Convertible Preferred Stock was cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by the Company.  At any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater of $120.00 per share for the first year from the date of this certificate and after which the redemption price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, the Company, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the redemption date; (ii) the redemption price; and (iii) the number of shares of Series C Stock to be redeemed.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B Warrant for every Ten (10) shares of common stock received from converting a share of Series C Convertible Preferred stock of the Company.  This series A and B Warrants are pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

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

_______________________________________________________________________________________________

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

Warrants

Series A - Common Stock Warrants:

We currently have 407,625 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (2,038,125 total shares) at $1.00 per share.  The Series A Warrants expire on November 15, 2007.

Series B - Common Stock Warrants

We currently have 407,625 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (2,038,125 total shares) at $1.50 per share.  The Series B Warrants will expire on May 15, 2008.

Series C – Common Stock Warrants

We currently have 200,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (200,000 total shares) at $.80 per share.  The Series C Warrants expire on November 5, 2010.

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 222,125 common stock units pursuant to a private placement memorandum at $8.00 per unit to 49 individuals generating net proceeds of $1,777,000.  On August 14, 2006, 14,040 shares of preferred series C were converted into 1,755,000 shares of the Company’s, common stock..

Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: series A Warrants, for 5 shares at a price of $1.00 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2007 and series B Warrants, for 5 shares at a price of $1.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2008.  As of June 30, 2007 no warrants were exercised.

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

On December 31, 2004, the company issued 100,000 shares of its common stock for services.  Each share of stock issued included two warrants, for a total of 200,000 common share equivalents, which were replaced with series C warrants created, approved and issued on November 5, 2007 by the board of directors.

_______________________________________________________________________________________________

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Adjusted Weighted Average Exercise price	Adjusted Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	1,706,250	$1.20	1,706,250	$1.20
Exercised	-		-
Outstanding December 31, 2004	1,706,250	$1.20	1,706,250	$1.20
Granted	715,000	$1.25	143,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	2,421,250	$1.21	1,849,250	$1.21
Granted	1,755,000	$1.25	351,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	4,176,250	$1.23	2,200,250	$1.23
Granted	-		-
Exercised	-		-
Outstanding September 30,2007	4,176,250	$1.23	2,200,250	$1.23

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
$1.00	1,988,125	$1.00	0.12	1,988,125	$1.00
$1.50	1,988,125	$1.50	0.63	1,988,125	$1.50
$0.80	200,000	$0.80	2.25	200,000	$0.80
Total	4,176,250			4,176,250

_______________________________________________________________________________________________

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the nine months ended September 30, 2007 were $9,500.

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

_______________________________________________________________________________________________

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

Overview

Probe Manufacturing, Inc. was founded in 1995, and is one of Southern California's highest quality  Electronics Manufacturing Services (EMS) companies. We provide a range of quality manufacturing and integrated supply chain services at affordable prices to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical devise, aerospace, alternative fuel and industrial products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently to determine future trends and estimates of activity can be very difficult. To provide for long term sustainability, the Company is in the process of leveraging its manufacturing and commercializing competencies combined with product knowledge to develop its own propriety products for alternative energy technologies to enable vehicles and generators to operate on clean alternative fuels. Probe Manufacturing's headquarters are located in Lake Forest, California.

Plan of Operations:

Company had a net profit of $378,811, generated $525,670 in net cash from operations and improved their total stockholders deficit by $435,525 for the nine months ended, September 30, 2007.  However, they still had a working capital deficit of 223,133 and a shareholder deficit of $309,938 as of September 30, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we have refinanced our lines of credit with agreement(s) that have more attractive terms, as well as increased our credit lines with suppliers; (c) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re allocating more resources to develop propriety technology within the alternative energy industry while continuing to operate our EMS business.

______________________________________________________________________________________________

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
September 30, 2007, 2006 and 2005 respectively
	Unaudited			Unaudited
	Three-month period ended			nine-month period ended
	2007	2006	2005	2007	2006	2005
Sales	$1,566,499	$2,551,236	$1,494,250	$5,251,132	$7,313,672	$4,400,649
Cost Of Goods Sold	1,161,335	1,938,658	1,177,232	3,886,694	5,460,204	3,551,466
Gross Profit	405,164	612,578	317,018	1,364,438	1,853,468	849,183

General And Administrative	329,446	517,294	495,592	1,121,000	1,447,245	1,352,516
Research and Development	31,587			75,378
Net Profit / (Loss) From Operations	44,131	95,284	(178,574)	168,060	406,223	(503,333)

Other Income / (Expenses)	1,142	423	17,337	1,142	(37,444)	95,584
Gain on Debt Settlement	-			324,330
Interest Expense	(42,039)	(55,382)	(56,607)	(114,875)	(208,460)	(131,779)
Net Profit / (Loss) Before Income Taxes	3,234	40,325	(217,844)	378,657	160,319	(539,528)
Income Tax Expense	-	-	-	-	-	-
Net Profit / (Loss)	$3,234	$40,325	($217,844)	$378,657	$160,319	($539,528)

Per Share Information:
Basic weighted average number
of common shares outstanding	10,352,198	7,737,247	3,337,778	10,312,307	4,879,189	3,193,981

Net Profit / (Loss) per common share	$0.0003	$0.0052	($0.0653)	$0.0367	$0.0329	($0.1689)

______________________________________________________________________________________________

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,983,953	11,813,497	N/A	14,865,361	8,940,507	N/A

Diluted, Net Profit / (Loss) per common share	$0.0002	$0.0034	N/A	$0.0255	$0.0179	N/A

Condensed Balance sheet data:

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
As of September 30, 2007

	2007	2006	2005
Working Capital	($223,134)	($12,216)	($576,610)
Total Assets	1,908,099	2,650,246	2,375,801
Long term Debt	335,438	1,079,650	961,913
Stockholders Equity	($309,938)	($730,452)	($965,402)

Summary of Results:

For the quarter ended September 30, 2007 we generated a net profit of $3,234 compared to net profit of $40,325 for the same period in 2006 and net losses of ($217,844) for the same period in 2005.  For the nine month period ended September 30, 2007 we generated a net profit of $378,657 compared to net profit of $160,319 and net losses of $(539,528) for the same period in 2006 and 2005 respectively.

For the quarter ended September 30, 2007 our revenue decreased by 38% to $1,566,499 compared to $2,551,236 in the same period in 2006 and it increased by 5% from 1,494,250 in the same period in 2005.  For the nine month period ended June 30, 2007 our revenue deceased by 28% to 5,251,132 compared to $7,313,672 in the same period in 2006 and it increased by 20% from 4,400,649 in the same period in 2005.

For the quarter ended, September 30, 2007 our cost of goods sold, was 74% compared to 76% and 79%  in the same period in 2006 and 2005 respectively.

For the quarter ended, September 30, 2007 our gross margins were 26% compared to 24% and 21% in the same period in 2006 and 2005 respectively.

For the quarter ended, September 30, 2007 our SG&A cost was 21% compared to 20% and 33% in the same period in 2006 and 2005 respectively.

As of September 30, 2007 we still had a working capital deficit of $(223,134) compared to working capital deficit of $(12,216) and working capital deficit of $(576,610) for the same period in 2006 and 2005 respectively.  From September 30, 2005 to September 30, 2007 our stockholders equity improved by $655,464.

Our improvements in performance for the quarter ended, September 30, 2007 compared to the same period in 2005 were primarily due to increase in revenues and continuation of process improvement efforts initiated in the 4th quarter of 2005.    However, the reduction in revenue compared to the same period in 2006 was due primarily to changing our customer base.  As we move more of our customer base to more stable and better fit customers in Medical device, Aerospace and alternative energy manufacturing industries, we disengaged with one of our major customers that accounted for 25% of our sales for the first 9 months of 2006.  During the quarter ended September 30, 2007, another major customer who accounted for 32% of our revenue in the same period in 2006 reduced its orders by 85%.   Despite total disengagement with one major customer, and 85% reduction of orders from another major customer, we were able to further diversify our customer base and maintain profitability.  In addition to diversification, we are focusing our sales on more stable customer base such as medical device manufacturers and aerospace industries that have a better chance of maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions.

______________________________________________________________________________________________

Key performance indicators:

Key Performance Indicators	Three months ended September 30,			Nine months ended September
	2007	2006	2005	2007	2006	2005
Inventory Turns	3.46	3.43	2.54	3.65	3.62	3.15
Days Sales in Backlog	173	93	120	155	97	122
Days Receivables Outstanding	46	31	38	42	29	33
Days Payables Outstanding	78	62	73	63	56	81

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite major changes in our customer base, our inventory turns remained stable at 3.46 for the quarter ended September 30, 2007 compared to 3.43 and 2.54 in the same period in 2006 and 2005 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the quarter ended, September 30, 2007, Days Sales in Backlog was 173 days compared to 93 days and 120 days in the same period in 2006 and 2005 respectively.

Days Receivables Outstanding, is calculated as the ratio of average accounts receivable for the quarter compared to average daily sales for the same period. For the quarter ended, September 30, 2007, Days Receivables Outstanding was 46 days compared to 31 days and 38 days in the same period in 2006 and 2005 respectively.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the quarter  compared to daily cost of sales for the same period. For the quarter ended, September 30, 2007, Days Payable Outstanding was 78 days compared to 62 days and 73 days in the same period in 2006 and 2005 respectively.

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

______________________________________________________________________________________________

Accounts Receivable

The Company grants credit to its customer’s within the United States of America and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 76% of accounts receivable at September 30, 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2007 the Company had a reserve for potentially obsolete inventory of $409,226.

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

______________________________________________________________________________________________

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2007 the Company had outstanding common shares of 10,273,321, and 125,623 shares to be issued for officer compensation, for a total of 10,351,684 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2007 were 10,312,307.  As of September 30, 2007 the Company had outstanding warrants to purchase 4,176,250 additional common shares and options to purchase 455,505 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at September 30, 2007 were 14,865,361

Research and Development Cost:

To ensure long term sustainability and growth of the company we have started research and development towards growth markets of the future by investing in alternative energy technologies.  While we continue to operate our Electronics Manufacturing business, we are now directing more resources towards developing technologies in the alternative energy industry.  Our alternative energy research and development is focused on the alternative fuel industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol. These fuels are being used worldwide in a variety of vehicle and power generator applications. We believe three independent market factors; economics, energy security/independence and environmental concerns are driving the growth of alternative energy technologies today and will in the foreseeable future.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $75,378 in R&D during the nine months ended September 30 2007. We acquired a 125 kW natural gas distributed power generator and are currently converting it to run on Hydrogen as fuel.  Once the conversion is completed, we’ll start testing it for performance and emission.  This distributed power generator will have near zero carbon based emission and very low NOx emissions. .  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced and robust Electronics Controller Units (ECU) that can operate under the hood and will be appropriately priced for different vehicle type and markets.

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the nine month period ended, September 30, 2007 of $375,577 is offset by previous losses.  As of September 30, 2007 the Company had a net operating loss carry forward of $(483,012). The Company has not booked any deferred tax asset as a result.

______________________________________________________________________________________________

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations - Percentage Based
for the three and nine month periods ended
September 30, 2007, 2006 and 2005 respectively

	Unaudited
	nine-month period ended
	2007	2006	2005
Sales	100%	100%	100%
Cost Of Goods Sold	74%	75%	81%
Gross Profit	26%	25%	19%

General And Administrative	21%	20%	31%
Research and Development	1%	0%	0%
Net Profit / (Loss) From Operations	3%	6%	-11%

Other Income / (Expenses)	0%	-1%	2%
Gain on Debt Settlement	6%	0%	0%
Interest Expense	-2%	-3%	-3%
Net Profit / (Loss) Before Income Taxes	7%	2%	-12%
Income Tax Expense	0%	0%	0%
Net Profit / (Loss)	7%	2%	-12%

Net Sales

 For the quarter ended September 30, 2007 our sales decreased by 38% to 1,566,499 compared to the same period in 2006.  For the nine month ended September 30, 2007 our sales decreased by 28% to $5,251,132 compared to $7,313,672 for the same period in 2006.  This decrease in sales was primarily due to changing customer base.  We disengaged with one of our major customers that accounted for 26% of our sales for the first 6 months of 2006.  Lower sales in 2007 compared to 2006, is primarily due to changing customer base.  Over the last twelve month, we have been moving  our customer base to more stable and better fit partnerships in Medical device, Aerospace and alternative energy manufacturing industries, we disengaged with one of our major customers that accounted for 25% of our sales for the first 9 months of 2006.  During the quarter ended September 30, 2007, another major customer who accounted for 32% of our revenue in the same period in 2006 reduced its orders by 85%.   Despite total disengagement with one major customer, and 85% reduction of orders from another major customer, we were able to further diversify our customer base (see Major Customers below), and maintain profitability.  In addition to diversification, we are focusing our sales on more stable customer base such as medical device manufacturing and aerospace industries that have a better chance of maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions.

______________________________________________________________________________________________

Major Customers

Our top 5 customers accounted for approximately 70% and 68% of net sales for the quarter ended September 30, 2007 and nine months ended September 30, 2007 compared to 88%, and 89% for the same periods in 2006 respectively.  In addition, the top 3 customer concentration was reduced to 53% for the quarter ended September 30, 2007 compared to 77% the same period in 2006.  We believe that to have a healthy company, we must diversify our customer base even further.  We believe that our ability to grow our core business depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. Although, we try to replace delayed, reduced or cancelled business as soon as possible, the timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the quarter ended September 30, 2007 our gross profit was 26% compared to 24% and 21% in the same period in 2006 and 2005 respectively.   The improvement from 2005 to 2007 is primarily due to new customer base and improved operational efficiencies. Although our revenues were lower in 2007 than 2006, we were able to maintain profitability by improving our operations. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the quarter ended September 30, 2007 our SG&A expenses was 21% compared to 20% and 33% in the same period in 2006 and 2005 respectively.   The 1% increase in SG&A from 2006 to 2007 was due to lower revenues in 2007.  The improvement in our SG&A expenses from 2005 to 2007 was primarily due to higher revenue levels and more suitable facilities and improved personnel utilization.

Net Income/ (Loss) from operations

For the quarter ended September 30, 2007 our net income from operations was .2% compared to net income of 1.6% and losses of (14%) for the same period in 2006 and 2005 respectively.   Improvements in net profits in 2006 and 2007 compared to 2005 are primarily due to increased revenue in 2006 and continued operational efficiencies in 2007.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the nine months ended September 30,

	2007	2006	2005
Net Cash provided / (Used) In Operating Activities	$ 525,670	$ 365,112	$ (918,772)
Cash Flows Used In Investing Activities	(125,392)	(155,750)	(22,611)
Cash Flows Provided / (used) By Financing Activities	(405,092)	(182,689)	901,460
Net (Decrease) Increase in Cash and Cash Equivalents	$ (4,814)	$ 26,673	$ (39,923)

For the nine month ended September 30, 2007, we provided net cash from our operating activities of $525,670 compared to net cash provided of $365,112 and net cash used in operating activities of ($918,772) for the same period in 2006 and 2005 respectively.

For the nine month ended September 30, 2007 we also accelerated to pay down debt by $405,092 compared to $182,689 and raising of $901,460 from financing activities in the same period in 2006 and 2005 respectively.  We invested $125,393 in Lead Free Wave Solder equipment and BGA (Ball Grid Array) rework stations to secure future business associated with Rohs European Directive.

______________________________________________________________________________________________

The following is a summary of certain obligations and commitments as of September 30, 2007 for continuing operations:

Capital Requirements for long-term Obligations	2007	2008	2009	2010
Notes Payable	$164,643	$ 872,359	-	-
Other Long term debt	16,500	45,425	24,612	-
Capital Lease Settlement Obligations	22,500	90,000	90,000	90,000
Total	$379,300	$903,569	$113,822	$90,000

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

7)

In consideration of CIT entering into this Addendum, Probe will pay CIT the sum of $7,500 on or before June 25, 2007, which was paid.

8)

Recital B is amended to state that as of June 25, 2007 Probe’s payment obligation to CIT totals $457,500.

9)

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

10)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 at June 30, 2007.

11)

This resulted in a gain of $324,330.

We have a balloon payment of $707,716 in notes payables due on April 15 2008.  We are currently exploring venues to convert to equity; or extend the notes payable term by 18 to 36 month.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

______________________________________________________________________________________________

Item 3.     Controls and procedures

As of, the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Chief Financial  Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

Changes in internal controls

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  the  third  quarter  covered  by  this quarterly  report on Form 10-QSB  that  materially  affected,  or  is  reasonably  likely  to  materially affect,  our  internal  control  over  financial  reporting.

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

______________________________________________________________________________________________

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

______________________________________________________________________________________________

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

______________________________________________________________________________________________

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

10.45	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).
10.46	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006 and incorporated herein by reference).
16.1	Letter from Michael Johnson & Company, LLC dated January 04, 2006 (included as exhibit 10.20to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference).
14.1	Code of Ethics filed (included as Exhibit 14.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
23.1	Consent of Jaspers + Hall, PC - Independent Auditors to the Form 10-K filed March 21, 2006, (included as Exhibit 23.1 to the Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________________________________________________________________

Item  7.  Reports Filed on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:  November 13, 2007

              Probe Manufacturing, Inc.

       /s/ Reza Zarif

                                                                                                           __________________

                                                                                                          Reza Zarif

                                                                                                          Chief Executive Officer

Dated:   November 13, 2007

                                                                      /s/ John Bennett

      ___________________

                                                  John Bennett

                                                                                Chief Financial Officer

______________________________________________________________________________________________