Form 10-K
period 2007-12-31
Probe Manufacturing Inc
filed 2008-03-28
CIK 1329606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark  One)

[X]

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

[   ]

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

Commission file number 333-125678

PROBE MANUFACTURING, INC.

(Exact name of issuer as specified in its charter)

           NEVADA                                                     20-2675800

(State or other jurisdiction of                                           (I.R.S. Employer

 incorporation or organization)                                        Identification No.)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

☐

☐

Non-accelerated filer

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $2,009,804.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 27, 2008 was as 10,556,477.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Part II of this Form 10-K.

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

3 of 61

Table of Contents                                                                                                        Financial Statements

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  We provide a range of engineering, manufacturing and integrated supply chain services at affordable prices to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical devise, aerospace, alternative fuel and industrial products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Probe's EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support.  We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment.  Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, Probe builds an Engine Control Unit (ECU) for a customer which is used in alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product.  Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the boards, assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished good product is shipped to the customer, who integrates it in to their final fuel delivery system and it’s then delivered to the end customer.

The majority of our revenue is driven from manufacturing a mix of complex Printed Circuit Board Assemblies (PCBA), and box build assemblies.  Some of the examples of our customer’s finished goods products includes Medical devices such as ventilators, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for welding equipment, control units for electric-hybrid drives, portable ultrasound and electro-simulation therapy equipment, fluid control units for airliners, and hailing devices for defense industry.

We believe that the EMS industry will continue to grow, driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to OEMs’ use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies only manufactured components or sub assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, including collaborative product design services, supply chain management and full box manufacturing.  EMS companies now often participate in designing, manufacturing and testing of complete systems and manage the entire supply chains of their OEM customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and testing, direct order fulfillment, after-sale product service and support and global supply chain management.   Outsourcing demand for advanced manufacturing capabilities, design and engineering services and after-market services continues to grow rapidly. This demand continues to increase for several reasons, including the intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles. As a result, the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies continues to increase. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales.  We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

4 of 61

Table of Contents                                                                                                        Financial Statements

• Reduce Operating Costs and Capital Investment. In the competitive global market, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities, without additional capital expenditures.

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

• Improve Inventory and Purchasing Power. OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time; as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials, and can capitalize on the economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. EMS companies’ expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

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

5 of 61

Table of Contents                                                                                                        Financial Statements

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

Distribution.  We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory and consumption requirements. We have the ability to ship products directly into customers' distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

6 of 61

Table of Contents                                                                                                        Financial Statements

STRATEGIC RELATIONSHIPS AND ALLIANCES

Customers

Name/ Industry	Services & products offered by our customers	Services or products we provide to our customers
Newport Medical	Manufacturer of dependable, life improving ventilators	New Product Introduction, Manufacturing Design Review, Materials Procurement, Printed Circuit Board Assembly and Full Functional Test
Adams Rite	Manufacturer of electronics water dispensing and other related equipment to aerospace industry	New Product Introduction, Manufacturing design review, Materials Procurement, Printed Circuit Board Assembly and Full Functional Test
Arens	Manufacturer of precision control and power management systems for alternative fuel automotive industry.	New Product Introduction, Manufacturing Design Review, Materials Procurement and Printed Circuit Board Assembly.
Jetline Engineering / Industrial	Manufactures a full range of mechanized welding equipment for all arc and other high energy processes.	Manufacturing design review, Materials Procurement, Printed Circuit Board Assembly, Box Build, and Full Functional Test
Mettler Electronics/ Medical	Manufacturer of portable ultrasound and electro-stimulation therapy equipment.	Manufacturing design review, Materials Procurement, Printed Circuit Card Assembly, Test, Mechanical, and Box Build Assembly.
Miyachi/Unitek	Manufactures of resistant welding equipment.	Manufacturing design review, Materials procurement, printed Circuit Card Assembly, and Functional Test,
Quantum / Automotive	Electronics Control Units for Hydrogen, Natural Gas & Propane engines.	Printed Circuit Card Assembly, test, mechanical assembly and full box build.
Staco Switch / Industrial	Manufactures Lighted pushbutton switches and ruggedized keyboards and keypads for both military and commercial applications.	Printed Circuit Card Assembly.

We do not have any long term agreements with our customers, and our principal customers may not continue to purchase services from us. The duration of a purchase order is usually from 90 to 360 days. These purchase orders could be cancelled or rescheduled at any time. The part number, quantity,  price, workmanship standards, and scheduled delivery dates of the products to be manufactured are determined by written purchase orders given by our customers and accepted or confirmed by us in writing or via email.  We agree to deliver products manufactured pursuant to each purchase order in accordance with the terms and conditions set forth in the purchase order. Probe manufactures hundreds of different types of assemblies on an ongoing basis and each product has a purchase order associated with it.

We currently only focus on attracting and servicing customers in Southern California.

7 of 61

Table of Contents                                                                                                        Financial Statements

SALES AND MARKETING

Sales and marketing efforts are divided into segments as follows:

•

Medical Device Manufacturing

•

Aerospace-Defense

•

Alternative fuel-Automotive

•

Industrial

Our divisional and executive management teams are an integral part of our sales and marketing teams. We may enter into Manufacturing Services Agreements with our customers. These agreements, similar to purchase orders, generally govern the conduct of business between our customer and the company relating to, among other things, the manufacture of products which in many cases were previously produced by the customer itself. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these agreements will remain in effect or be renewed.

Our customer accounts are managed by a dedicated customer focused team, including a program manager directly responsible for account management. The program manager coordinates activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. In addition, our executive management, including our chief executive officer is heavily involved in customer relations and devotes significant attention to broadening existing, and developing new customer relationships.

Partnership Approach

Our partnership strategy is to convince potential customers to engage Probe as a total solution to their product life cycle and inventory management.  To do this, we review our customer designs for manufacturability and test, and make recommendations for technology, quality, delivery and cost improvements.  We use our customers forecast only for planning and execute production only upon consumption.  This will maintain inventory at its lowest value point.  We also review our customer’s processes to identify value added processes, and reduce redundancies.  This process has been effective way of integrating our process to customer’s needs; and has resulted in improving our customer’s performance.

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

We currently do not have long-term agreements with our major suppliers; however, we enter into purchase order agreements.  Purchase orders are placed with suppliers based on our material requirement planning (MRP) operating system.  When we enter a sales order in our operating system Manex, it generates a list of materials for procurement to satisfy that order.  We then issue purchase orders to our suppliers with scheduled deliveries which acts as the only contractual agreements between us and our suppliers.  Our major suppliers often carry inventory for us and will ship upon Auto Release mechanism.

COMPETITION

8 of 61

Table of Contents                                                                                                        Financial Statements

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

COMPETITIVE POSITIONING

We believe our primary competitive advantages are integrated services which includes design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions through out the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production and inventory costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our business processes are continually being improved for systemic optimization.

STRATEGY

Our strategy is to continue our growth and enhance profitability by using market-focused expertise and capabilities; and to offer the most competitive vertically-integrated EMS services to our customers. To achieve this goal, we are enhancing our core EMS engineering, manufacturing and procurement/inventory management services with industry-specific expertise.  To ensure long term sustainability, and growth of the company we have initiated research and development activities towards growth markets of the future such as renewable energy technologies.  While we continue to operate our Electronics Manufacturing business, we are now directing more resources towards developing technologies in the renewable energy industry.

•

Market Focused Approach.  We intend to continue to invest in growing our market-focused expertise and capabilities in Medical Device, Aerospace-Defense and renewable energy industries.  By focusing our resources on serving specific markets, we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers’ businesses, and we can help improve their market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products, and meet their time-to-market requirements.

•

Expand our Vertically-Integrated Service Offering.  One of our core strategies is to continue to expand our vertically-integrated services. We actively pursue acquisitions, or internal development to strengthen our vertically-integrated capabilities.

•

Expand Our Design and Engineering Capabilities.  We have expanded our design and engineering resources as part of our strategy to offer services that help our OEM customers achieve time-to-market, cost containment and savings for their products. We intend to continue to expand our design and engineering capabilities by increasing our research and development capabilities, expanding our internal design and engineering resources, and by developing, licensing and acquiring technologies.

•

Streamline Business Processes through Continual process improvement. We use a systemic approach to our business processes where, systems and processes are responsible for the outcomes, and not just the individuals.  As a company, we are committed to improve our systems and processes as fast and as often as we can.

•

Focus on long term sustainability.  As part of our long term sustainability and growth strategy, we are committed to allocate some of our resources into research and development of technologies and products in the renewable energy field.  We leverage our expertise in new product introduction, procurement and manufacturing to help commercialize new propriety product line.  Our renewable energy research and development is focused on the renewable energy industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol.

9 of 61

Table of Contents                                                                                                        Financial Statements

SOCIAL RESPONSIBILITY

Our corporate commitment to social responsibility practices includes global community and the environment.  We intend to achieve that by embracing renewable energy field for our long term growth and sustainability strategy; and to adhere to the highest ethical standards of practice with our customers, suppliers, partners, employees, communities and investors as well as with respect to our corporate governance policies and procedures, and by providing a safe and quality work environment for our employees.

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

ITEM 1A.  RISK FACTORS

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  Although, the Company had a net profit of $374,896, generated $668,293 in net cash from operations and improved their total stockholders deficit by $472,433 for the year ended December 31, 2007; however, we still had a working capital deficit of $(174,657) and a shareholder deficit of $(273,030) as of December 31, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2007, we had current liabilities of $1,860,002. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

10 of 61

Table of Contents                                                                                                        Financial Statements

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

11 of 61

Table of Contents                                                                                                        Financial Statements

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

WE DEPEND ON LOW TO MEDIUM VOLUME HIGH MIX TECHNOLOGY PRODUCTS THAT ARE BUILT DOMESTICALLY.  THESE APPLICATIONS INCLUDE INDUSTRIAL INSTRUMENTATION, MEDICAL DEVICES, AEROSPACE-DEFENSE, ALTERNATIVE FUEL TECHNOLOGIES, SCIENTIFIC COMMUNICATION, SEMICONDUCTOR AND AUTOMOTIVE PRODUCTS, WHICH CONTINUALLY PRODUCE TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS COULD HARM OUR BUSINESS.

During the twelve months ended December 3 2007, we derived approximately 36%  of our revenue from customers in the Medical Device Manufacturing, 22%  Industrial Products, 14% from customers in the Semiconductor industry, 14% from customers in Alternative Fuel, and 14% from customers in aerospace/Defense industries.

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

12 of 61

Table of Contents                                                                                                        Financial Statements

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS WITH WHOM WE DO NOT HAVE LONG TERM CONTRACTS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 64% of net sales during the twelve months ended December 31, 2007.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

13 of 61

Table of Contents                                                                                                        Financial Statements

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

As of December 31, 2007 we have the following legal proceedings and legal settlements:

1. Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resell the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and was unable pay Cadence.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of December 31, 2006 the balance due to Cadence under the agreement was $8,853.   This was paid in full in April 2007.

We believed this settlement was paid in full; however on March 13, 2008 a Notice of Levy was filed against the Company for $26,840 claimed by Cadence Design Systems, Inc.  The Company, however, believes the Notice of Levy was not filed in good faith since the Company and Cadence entered into a settlement agreement on November 29, 2004 and Probe has paid in full the balance due under the settlement agreement.  Probe is currently in the process of seeking resolution to this matter, however, no favorable resolution can be guaranteed.  Management believes that their claim is without merit.

2. We currently owe the Internal Revenue Service $56,152 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt, with $36,000 included in the current portion of long-term debt.

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

14 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on December 17, 2007, stockholders elected four directors to serve until the 2008 annual meeting and until their successors are duly elected and qualified. Stockholders of record held 10,398,944 shares of common stock.  The votes for each director are as follows:

	For	Against	Withheld
Reza Zarif	10,398,944	0	0
Kambiz Mahdi	8,218,447	0	2,180,497
Jeffrey Conrad	10,398,944	0	0
Barrett Evans	10,398,944	0	0

At the Annual Meeting of Stockholders held on December 17, 2007, stockholders elected to retain Jaspers and Hall as the independent registered public accounting firm, until the 2008 annual meeting.  Stockholders of record held 10,398,944 shares of common stock.

	For	Against	Withheld
Jaspers & Hall	10,398,944	0	0

At the Annual Meeting of Stockholders held on December 17, 2007 the company did not receive a majority of votes to approve the Board of Directors compensation package.

	For	Against	Withheld
Board of Directors Compensation Plan	3,939,715	2,180,497	0

PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2007, as reported by the Bloomberg Financial Network, are as follows:

2006 FISCAL YEAR	High	Low
First Quarter*	$0.00	$0.00
Second Quarter	$0.99	$0.10
Third Quarter	$0.90	$0.65
Fourth Quarter	$0.65	$0.40

2007 FISCAL YEAR	High	Low
First Quarter*	$0.66	$0.50
Second Quarter	$0.52	$0.40
Third Quarter	$0.45	$0.40
Fourth Quarter	$0.41	$0.12

* Company was not trading in the public market during the first quarter of 2006.

15 of 61

Table of Contents                                                                                                        Financial Statements

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	205,505	$0.52	40,315
Non-Qualified Equity compensation plans approved by security holders	250,000	$0.52	0
Total	455,505	$0.52	40,315

On November 5th, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of  $16,607 for the year ended December, 31, 2007

RECENT SALES OF UNREGISTERED SECURITIES

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

16 of 61

Table of Contents                                                                                                        Financial Statements

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

13)

On March 30, 2007 the company issued 110,713 of its common stock, for officer compensation for 2006 which was previously accrued (see lines 7,8,9 above).

14)

On June 30, 2007, the company issued 78,363 shares of its common stock, for officer compensation for the 1st and 2nd quarter of 2007, for a total of $37,808.

15)

On October 15, 2007, the company issued 47,260 shares of its common stock, for officer compensation for the 3rd quarter of 2007, for a total of $18,904.

16)

On December 31, 2007, the company accrued 157,533 shares of its common stock, for officer compensation for the 4th quarter of 2007, for a total of $18,904.  These shares were issue subsequently on February 11, 2008.

17)

 On November 5th, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December, 31, 2007

17 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 6 - SELECTED FINANCIAL DATA

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Statement of operations:

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31

	2007	2006	2005	2004

Sales	$ 6,882,302	$ 9,310,464	$ 6,351,362	$ 6,204,957
Cost Of Goods Sold	5,108,824	7,019,402	4,953,672	4,988,538
Gross Profit	1,773,478	2,291,062	1,397,690	1,216,419

General And Administrative	1,336,290	1,875,295	1,822,024	1,965,125
Share Based Compensation	97,537	95,898	-	-
Research and Development	138,552	-	-	-
Net Profit From Operations	201,099	415,767	(424,334)	(748,706)

Other Income / (Expenses)	325,815	(37,408)	(53,768)	275,228
Interest Expense	(152,018)	(227,465)	(156,003)	(445,112)
Net Profit Before Income Taxes	374,896	150,894	(634,105)	(918,590)
Income Tax Expense	-	-	-	-
Net Profit	$ 374,896	$ 150,894	$ (634,105)	$ (918,590)

Per Share Information:
Basic weighted average number
of common shares outstanding	10,334,576	6,222,272	3,193,981	4,152,149

Net Profit per common share	$ 0.036	$ 0.024	$ (0.199)	$ (0.221)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,973,733	9,250,330	3,193,981	4,152,149

Diluted, Net Profit per common share	$ 0.025	$ 0.016	$ (0.199)	$ (0.221)

18 of 61

Table of Contents                                                                                                        Financial Statements

Condensed Balance sheet data:
PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of December 31,
	2007	2006	2005	2004

Working Capital	$ (174,657)	$ (132,688)	$ (501,461)	$ (564,310)
Total Assets	1,897,127	2,286,121	2,404,470	1,982,940
Long term Debt	310,155	930,616	914,040	1,136,358
Stockholder Equity	(273,030)	(745,462)	(1,049,649)	(1,012,438)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

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

19 of 61

Table of Contents                                                                                                        Financial Statements

Plan of Operations:

Company had a net profit of $374,896, generated $668,293 in net cash from operations and improved their total stockholders deficit by $472,433 for the year ended December 31, 2007.  However, they still had a working capital deficit of $(174,657) and a total shareholder deficit of $(273,030) as of December 31, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

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

Summary of Results:

For the year ended December 31, 2007 we generated a net profit of $374,896 compared to net profits of $150,894 for the same period in 2006, net losses of ($634,105) for the same period in 2005, and net losses of ($918,590) for the same period in 2004.

For the year ended December 31, 2007 our revenue decreased by 26% to $6,882,302 compared to $9,310,464 in the same period in 2006, and an increase of 8%, and 11% compared to the same period in 2005 and 2004 respectively.

For the year ended December 31, 2007 our cost of goods sold was reduced to 74% from 75%, 78% and 80% in the same period in 2006, 2005 and 2004 respectively.

In the twelve month period ended December 31, 2007 our gross margins increased to 26% from 25%, 22% and 20% in the same period in 2006, 2005 and 2004 respectively.

For the year ended December 31, 2007 our SG&A cost was 19%, compared to 20% in 2006 for the same period, and was reduced to from 29% and 32% for the same period in 2005 and 2004 respectively.

As of December 31, 2007 we had a working capital deficit of ($174,657) compared to a deficit of ($132,686), ($501,461) and ($564,310) for the same period in 2006, 2005 and 2004 respectively.  As of December 31 2007, our total stockholders equity improved by $472,433, $776,619, and $739,498 from December 31, 2006, 2005 and 2004 respectively.

Although our revenue decrease by 26% in 2007, our gross margins and net profits remained consistent compared to 2006, and improved compared to, 2005 and 2004.  Our improvements in performance for the year ended December 31, 2007 were primarily due to continuation of process improvement and system optimization.

20 of 61

Table of Contents                                                                                                        Financial Statements

Key performance indicators:

	Twelve month period ended December 31
	2007	2006	2005	2004
Inventory Turns	3.51	4.34	3.32	6.33
Days Sales in Backlog	239	159	80	125
Days Receivables Outstanding	43	39	44	29
Days Payables Outstanding	66	46	48	57

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite substantial increase in revenues, the twelve month period ended December 31, 2007 our inventory turns were 3.51 compared to 4.34 and 3.32 and 6.33 in 2006, 2005 and 2004 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the year ended December 31, 2006 Days Sales in Backlog increased to 239 days compared to 159, 80 and 125 days in the same period in 2006, 2005 and 2004 respectively.

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

21 of 61

Table of Contents                                                                                                        Financial Statements

Accounts Receivable

The Company grants credit to its customers within the United States of America, and does not require collateral. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 73% of accounts receivable at December 31 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2007, the Company had   a reserve for potentially obsolete inventory of $300,491.

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

22 of 61

Table of Contents                                                                                                        Financial Statements

Segment Information

The Corporation operates primarily in a single operating segment, providing printed circuit boards and electronic assemblies.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the year ended, December 31, 2007 of $396,816 is offset by previous losses.  As of December 31, 2007 the Company had a net operating loss carry forward of $(483,693). The Company has not booked any deferred tax asset as a result.

Research and Development:

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $138,552 in R&D during the twelve months ended December 30 2007. We acquired a 125 kW natural gas distributed power generator and are currently converting it to run on Hydrogen fuel.  Once the conversion is completed, we are planning on validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

23 of 61

Table of Contents                                                                                                        Financial Statements

Stock Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical Volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants, we also had $24,770 in non-vested expense to be recognized over the next three years.

24 of 61

Table of Contents                                                                                                        Financial Statements

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the years ended December 31

	2007	2006	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	74.2%	75.4%	78.0%	80.4%
Gross Profit	25.8%	24.6%	22.0%	19.6%

General And Administrative	19.4%	20.1%	28.7%	31.7%
Share Based Compensation	1.4%	1.0%	0.0%	0.0%
Research and Development	2.0%	0.0%	0.0%	0.0%
Net Profit From Operations	4.3%	4.5%	-6.7%	-12.1%

Other Income / (Expenses)	4.7%	-0.4%	-0.8%	4.4%
Interest Expense	-2.2%	-2.4%	-2.5%	-7.2%
Net Profit Before Income Taxes	5.4%	1.6%	-10.0%	-14.8%
Income Tax Expense	0.0%	0.0%	0.0%	0.0%
Net Profit	5.4%	1.6%	-10.0%	-14.8%

Net Sales

For the year ended December 31, 2007 our revenue decreased by 26% to $6,882,302 compared to $9,310,464 in the same period in 2006.   The decrease in revenue was the result of disengaging some of our old customers and acquiring new ones.  We expect higher revenues as our new customer base becomes fully engaged and grows its business with us.

Major Customers

Our top 5 customers accounted for approximately 64% of our net sales for the year ended December 31 2007 compared to 86%, 85%, and 88% for the same period in 2006, 2005 and 2004 respectively. In addition, the top 3 customer concentration was reduced to 49% for the year ended December 31, 2007 compared to 69%, 78% and 79% in the same period in 2006, 2005 and 2004 respectively.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and clean energy industries.  We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2007 our gross profits increased to 26% from 25%, 22% and 20% in the same period in 2006, 2005 and 2004 respectively.   This improvement is primarily due to improved operational efficiencies.   Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

25 of 61

Table of Contents                                                                                                        Financial Statements

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2007 our SG&A expenses was 19% consistent when compared to 20% for the same period in 2006, and improved from 29% and 32% for the same period in 2005 and 2004 respectively.    Albeit lower revenue in 2007, we were able to make necessary adjustments to contain SG&A cost consistent as a percentage of our revenue compared to 2006.

In May 2006, we issued 500,000 shares of common stock, valued at $.10 ($50,000) to our Board of Directors for services; in March 2007, we paid a one time charge of $37K in late fees and payments to terminate our lease from Costa Mesa facility.  Both of these expenses were booked under SG&A expense.

Net Income/ (Loss) from operations

For the year ended December 31, 2007, our net income from operations was 3% compared to 4% in 2006, and net losses of (7%) and (12%) for the same period ending 2005 and 2004 respectively.

For the year ended December 31 2007, we reduced our interest expense to $152,018 from $227,465 for the same period in 2006.

Liquidity and Capital Resources:
PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31, 2006

	2007	2006	2005	2004
Net Cash provided / (Used) In Operating Activities	$ 668,293	$ 608,028	$ (969,076)	$ (1,613,540)
Cash Flows Used In Investing Activities	(131,790)	(214,025)	(7,082)	(13,945)
Cash Flows Provided / (used) By Financing Activities	(549,593)	(351,423)	935,756	1,667,887
Net (Decrease) Increase in Cash and Cash Equivalents	$ 29,490	$ 42,580	$ (40,402)	$ 40,402

We generated net cash from our operating activities of $668,293 for the year ended December 31 2007 compared to $608,028 for the year ended December 31, 2006; and compared to cash used in operating activities of  ($969,076) and ($1,613,540)  for the years ended December 31, 2005 and 2004 respectively.

We reduced debt by $874,077 for the year ended December 31 2007 compared to $351,423 for the year ended December 31 2006; and compared to borrowing of $935,756, and 1,667,887 for the years ended December 31 2005 and 2004 respectively.  Of our debt reduction in 2007 $324,484 resulted from gains in renegotiating our lease obligation with CIT.

The following is a summary of certain obligations and commitments as of December 31, 2007 for continuing operations:

Capital Requirements for long-term Obligations	2008	2009	2010	2011
Notes Payable	$ -	$ -	-	-
Other Long term debt	(969,076)			-
Capital Lease Settlement Obligations	90,000	90,000	90,000	90,000
Total	$ (879,076)	$ 90,000	$ 90,000	$ 90,000

We reduced our interest rate from 20% to 12% in August 2006 by refinancing our lines of credit into term notes.

26 of 61

Table of Contents                                                                                                        Financial Statements

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

5)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

6)

As of December 31, 2007 the outstanding balance was $352,002.

We have a balloon payment of $707,716 in notes payables due on April 15 2008.  We are currently exploring venues to convert to equity; or extend the notes payable term by 18 to 36 month.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

27 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS.

PROBE MANUFACTURING, INC.

10-QSB

TABLE OF CONTENTS

Item 8.	FINANCIAL INFORMATION	Page

28 of 61

Table of Contents                                                                                                        Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

Board of Directors

Probe Manufacturing, Inc.

Lake Forest, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Probe Manufacturing, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Probe Manufacturing, Inc., as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Jaspers + Hall, PC

Denver, Colorado

March 25, 2008

29 of 61

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Balance Sheet

	December 31, 2007	December 31, 2006
Assets
Current Assets:
Cash	$ 29,490	$ 42,580
Accounts receivable - trade - net	702,052	902,767
Inventory	953,803	1,022,931
Total Current Assets	1,685,345	1,968,278
Property And Equipment - Net	211,782	317,843
Total Assets	$ 1,897,127	$ 2,286,121

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$ 600,405	$ 629,598
Customer Deposits	34,829
Accrued Expenses	280,501	273,487
Notes payable - Related Party	-	23,496
Current Portion of Long Term Debt	944,267	1,174,383
Total Current Liabilities	1,860,002	2,100,964
Long-Term Debt:
Other long-term debt	420,261	561,338
Notes payable - Related Party	482,159	785,257
Capital lease settlement obligations	352,002	758,408
Less Current portion of Long Term Debt	(944,267)	(1,174,383)
Net Long-Term Debt	310,155	930,620
Total Liabilities	2,170,157	3,031,584

Stockholders' Deficit:
Common Stock to issue, 157,533 shares and 110, 713 respectively	18,904	42,533
Common stock, $.001 par value; 200,000,000 shares authorized; 10,398,944 and 10,162,608 shares issued and outstanding respectively	10,399	10,162
Additional paid-in capital	181,360	60,431
Accumulated deficit	(483,693)	(858,589)
Total Stockholders' Deficit	(273,030)	(745,463)
Total Liabilities And Stockholders' Deficit	$ 1,897,127	$ 2,286,121

The accompanying footnotes are an integral part of these financial statements

30 of 61

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31

	2007	2006

Sales	$ 6,882,302	$ 9,310,464
Cost Of Goods Sold	5,108,824	7,019,402
Gross Profit	1,773,478	2,291,062

General And Administrative	1,336,290	1,875,295
Share Based Compensation	97,537	95,898
Research and Development	138,552	-
Net Profit From Operations	201,099	415,767

Other Income / (Expenses)	325,815	(37,408)
Interest Expense	(152,018)	(227,465)
Net Profit Before Income Taxes	374,896	150,894
Income Tax Expense	-	-
Net Profit	$ 374,896	$ 150,894

Per Share Information:
Basic weighted average number
of common shares outstanding	10,334,576	6,222,272

Net Profit per common share	$ 0.036	$ 0.024

Per Share Information:
Diluted, weighted average number
of common shares outstanding	14,907,363	9,250,330

Diluted, Net Profit per common share	$ 0.025	$ 0.016

The accompanying footnotes are an integral part of these financial statements

31 of 61

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the year ended December 31, 2007

	Unaudited	Unaudited
	2007	2006
Cash Flows from Operating Activities:
Net Income	$ 374,896	$ 150,894
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	237,851	234,071
Gain on debt settlement	(324,484)	-
Stock issued for Interest	-	57,394
Share Based Compensation	97,536	95,898
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	200,715	(210,555)
(Increase) decrease in inventory	69,128	273,455
(Increase) decrease in other assets	-	77,983
(Decrease) increase in accounts payable	(29,193)	(62,096)
(Decrease) increase in accounts payable	34,829	-
Other (Decrease) increase in accrued expenses	7,015	(9,016)
Net Cash provided from Operating Activities	668,293	608,028

Cash Flows from Investing Activities
Purchase of property and equipment	(131,790)	(214,025)
Cash Flows Used In Investing Activities	(131,790)	(214,025)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(154,596)
Borrowings / (Payments) under line of credit, net	-	(732,838)
Payments on capital lease settlement obligations	(81,922)	(112,507)
Proceeds / (Payments) on notes payable	(467,671)	648,518
Cash Flows Provided / (used) By Financing Activities	(549,593)	(351,423)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,090)	42,580

Cash and Cash Equivalents at Beginning of Period	42,580	-

Cash and Cash Equivalents at End of Period	$ 29,490	$ 42,580

Supplemental Information:
Interest Paid	$ 152,833	$ 143,894
Income Taxes Paid	$ -	$ -
Current Lines of credit converted to Long tern Notes Payable		$ 705,000

The accompanying footnotes are an integral part of these financial statements

32 of 61

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Statement of Stockholders Equity
for the Year ended December 31, 2007

	Preferred Stock A $1,000 Stated Value		Preferred Stock B $100 Stated Value		Preferred Stock C No Par		Common Stock .001 Par		Shares to be Issued		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit Totals
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	440	$ 440,000	12,500	$1,250,000	-	$ -	2,613,125	$ 2,613			$(2,329,673)	$ (375,378)	$(1,012,438)

Stock issued for cash							715,000	715			571,285		572,000

Stock issued in lieu of Interest payments							31,118	31			24,863		24,894
Net Loss								-				(634,105)	(634,105)
Balance 12/31/05	440	440,000	12,500	1,250,000	-	-	3,359,243	3,359			(1,733,525)	(1,009,483)	(1,049,649)

Stock Issued in lieu of Interest Payments							71,736	72	-	-	57,322	-	57,394

Stock Issued for Compensation							4,205	4	110,713	42,533	3,361	-	45,898
													-
Stock issued for Services							500,000	500			49,500		50,000
													-
Stock Converted from Prefered B to Preferred C			(12,500)	(1,250,000)	14,040	1,404,000					(154,000)	-	-
													-
Series C Conversion @ .80					(14,040)	(1,404,000)	1,755,000	1,755			1,402,245		-
													-
Series A Conversion shares @ 44%	-440	(440,000)					4,472,424	4,472			435,528		-
													-
Net Income

33 of 61

Table of Contents                                                                                                        Financial Statements

2006												150,894	150,894
Balance 12/31/06	-	-	-	-	-	-	10,162,608	10,162	110,713	42,533	60,431	(858,589)	(745,463)

Stock issued Compensation							110,713	111	-110713	-42533	42422		-
													-
Stock to be issued for Compensation									36354	18904			18,904

Stock to be issued for Compensation							-	0	42009	18904			18,904

Stock to be issued for Compensation .40									47,260	18,904			18,904
													-

Stock to be issued for Compensation .40													-
							78,363	78	(78,363)	(37,808)	37,730		0
							47,260	47	(47,260)	(18,904)	18,857		0
									157,533	18,904			18,904
Share Based Compensation											21,920		21,920
Net Profit 2007												374,896	374,896
													-
Balance 12/31/2007	-	$ -	-	$ -	-	$ -	10,398,944	$ 10,399	157,533	$ 18,904	$ 181,360	$ (483,693)	$ (273,030)

The accompanying footnotes are an integral part of these financial statements

34 of 61

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

Notes to Financial Statements

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $374,896, generated $668,293 in net cash from operations and improved their total stockholders deficit by $(472,433) for the year ended, December 31, 2007.  However, they still had a working capital deficit of $174,657 and a shareholder deficit of $(273,030) as of December 31, 2007. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

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

35 of 61

Table of Contents                                                                                                        Financial Statements

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2007, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 72% of accounts receivable at December 31 2007.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2007 the Company had a reserve for potentially obsolete inventory of $300,491.

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

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

36 of 61

Table of Contents                                                                                                        Financial Statements

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2007 the Company had outstanding common shares of 10,398,944, and 157,533 shares to be issued for officer compensation, for a total of 10,556,477 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2007 were 10,334,576.  As of December 31, 2007 the Company had outstanding warrants to purchase 4,601,250 additional common shares and options to purchase 417,664 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at December 31, 2007 were 14,907,733.

Research and Development:

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $138,552 in R&D during the twelve months ended December 30 2007. We acquired a 125 kW natural gas distributed power generator and are currently converting it to run on Hydrogen fuel.  Once the conversion is completed, we are planning on validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

37 of 61

Table of Contents                                                                                                        Financial Statements

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

Stock Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical Volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized 97,537 of share based compensation which included 21,920 of expense, due to the issuance of our options and warrants, we also had $24,770 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the year ended, December 31, 2007 of $396,816 is offset by previous losses.  As of December 31, 2007 the Company had a net operating loss carry forward of $(483,693). The Company has not booked any deferred tax asset as a result.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB’) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement

38 of 61

Table of Contents                                                                                                        Financial Statements

applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

39 of 61

Table of Contents                                                                                                        Financial Statements

NOTE 3 – INVENTORY

Inventories at December 31, 2007 by major classification were comprised of the following:

	2007	2006
Raw Material	$ 994,922	$ 972,511
Work in Process	253,969	379,497
Finished Goods	5,403	6,681
Total	1,254,294	1,358,689
Less Reserve for excess or obsolete inventory	(300,491)	(335,759)
Total Inventory	$ 953,803	$ 1,022,930

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at December 31, 2007:

	2007	2006
Furniture and fixtures	$ 57,044	$ 547,604
Equipment	2,397,325	2,671,444
Leasehold improvements	210,403	197,144
Total	2,664,773	3,416,193
Less accumulated depreciation and amortization	(2,452,991)	(3,498,450)
Net Fixed Assets	$ 211,782	$ 317,844

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2007, the Company had the following accrued expenses:

	2007	2006
Sales Tax Payable	$ 151	298
Property Tax accrual	6,693	13,133
Accrued Wages	77,326	53,850
Accrued Interest	5,342	6,157
Accrued Professional Fees	50,500	53,000
Accrued Utilities and other rents	59,317	50,108
Accrued Vacation	81,173	96,941
Total Accrued Expenses	$ 280,502	$ 273,487

40 of 61

Table of Contents                                                                                                        Financial Statements

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

$375,000 if paid by October 25, 2004

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

5)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

6)

As of December 31, 2007 the outstanding balance was $352,002.

NOTE 8 – NOTES PAYABLE

Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of December 31, 2007 the outstanding balance was $37,650.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of December 31, 2007 the outstanding balance was $87,685.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of December 31, 2007 the outstanding balance was $31,316.

41 of 61

Table of Contents                                                                                                        Financial Statements

Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of December 31, 2007 the outstanding balance was $87,685.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC .  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of December 31, 2007 the outstanding balance was $62,632.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company,   Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of  $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of December 31, 2007 the outstanding balance was $31,316.

Note Payable – Term note payable, with an effective date of April 23, 2006, secured by assets of the Company, Payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of December 31, 2007 the outstanding balance was $8,400.65.

Related Party – Notes payable

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of December 31, 2007 the outstanding balance was $18,887.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of December 31, 2007, the outstanding balance was $18,887.

M) Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2007 the outstanding balance was $148,429.

42 of 61

Table of Contents                                                                                                        Financial Statements

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of December 31, 2007 the outstanding balance was $148,429.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of December 31, 2007 the outstanding balance was $46,974.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of December 31, 2007 the outstanding balance was $93,948.

Note Payable – related party.  This is a term note payable, secured by the assets of the Company. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of December 31, 2007 the outstanding balance was $6,603.

Other Long-Term Debt

Other long-term debt consists of, a settlements reached with I-Source, a supplier, with monthly payments of $2,500. As of December 31, 2007 their balance was $11,925. Payments continue through May, 2008.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease which ends on May 31, 2008 has an option to renew for three years, contingent upon Quantum, renewing their master lease. The new facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.  Quantum has extended their master lease agreement and we are currently negotiating the terms of our sub-lease agreement.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of December 31, 2007 we have the following legal proceedings and legal settlements:

1. Cadence has a judgment against us for $98,000 which was entered by the Superior Court Santa Clara County, California in September 2, 2003.  The judgment was due to lack of payment by Probe to Cadence after Probe purchased the license to use its Alegro software program.  Due to economic conditions after September 11th the market for the use of this product disappeared and Probe was not able to resell the services.  Consequently, Probe was not able to generate any revenues from reselling of the software and was unable pay Cadence.  On August 9th 2004 we entered into a payment agreement with the Cadence in which we pay them $2,500 a month until such time the debt is paid off.  As of December 31, 2006 the balance due to Cadence under the agreement was $8,853.   This was paid in full in April 2007.

We believed this settlement was paid in full; however on March 13, 2008 a Notice of Levy was filed against the Company for $26,840 claimed by Cadence Design Systems, Inc.  The Company, however, believes the Notice of Levy was not filed in good faith since the Company and Cadence entered into a settlement agreement on November 29, 2004 and Probe has paid in full the balance due under the settlement agreement.  Probe is currently in the process of seeking resolution to this matter, however, no favorable resolution can be guaranteed.  Management believes that their claim is without merit.

43 of 61

Table of Contents                                                                                                        Financial Statements

2. We currently owe the Internal Revenue Service $56,152 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

44 of 61

Table of Contents                                                                                                        Financial Statements

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

On March 30, 2007, the Company issued 110,713 shares of common stock for officer compensation which were accrued but un-issued as of December 31, 2006, .

On June 30, 2007, the company issued 78,363 shares of common stock for officer compensation for the first and second quarter of 2007.

On October 15, 2007, the company issued 47,260 shares of common stock for officer compensation for the 3rd quarter of 2007.

For the quarter ended December 31, 2007 the company accrued 157,533 shares of common stock for officer compensation, which were un-issued, as of December 31, 2007

On November 5th, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December, 31, 2007

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2007 and December 31, 2006 there were 10,398,944 and 10,162,608 shares of common stock issued and outstanding, respectively.  We also had 157,533 shares to be issued, for officer compensation which were accrued and un-issued as of December 31, 2007.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

45 of 61

Table of Contents                                                                                                        Financial Statements

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

Preferred Series A

Previously, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000.  Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion, which shall convert upon election of the holder.  The holders of series A Preferred stock have the right to vote with the holders of common stock on any matter to which the common stock holders are entitled to vote and they are entitled to vote number of shares of common stock into which the series A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares of the Company’s common stock.

Preferred Series B

Previously there were 12,500 shares of Series B Convertible stock outstanding, with a stated value of $100. Each share of Series B Stock shall be converted into a number of shares of common stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series B, whichever is greater.  The minimum conversion price which Series B shareholders shall convert their Series B shares to common stock shall be $0.10.

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

Preferred Series C

Previously there were 14,040 shares of Convertible C Preferred Stock outstanding.   Originally as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C stock shall be converted into a number of shares of Common Stock that is equal to each share divided $0.80 multiplied by 100 (1 divided by $0.80, multiplied by 100).

46 of 61

Table of Contents                                                                                                        Financial Statements

On August 14, 2006, the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14,040 shares of Preferred Series C were converted into 1,755,000 shares of common stock.

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

Series D – Common Stock warrants

We currently have 200,000 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (200,000 total shares) at $.40 per share.  The Series D Warrants expire on November 5, 2010.

For the year ended December 31, 2007, we recognized $16,607 of expense as a result of the issuance of Series D Warrants.

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 222,125 common stock units pursuant to a private placement memorandum at $8.00 per unit to 49 individuals generating net proceeds of $1,777,000.  Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: series A Warrants, for 5 shares at a price of $1.00 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2008 and series B Warrants, for 5 shares at a price of $1.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2009.  As of June 30, 2007 no warrants were exercised.

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

On November 5th, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of  $16,607 for the year ended December, 31, 2007

47 of 61

Table of Contents                                                                                                        Financial Statements

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	1,706,250	$1.20	1,706,250	$1.20
Exercised	-		-
Outstanding December 31, 2004	1,706,250	$1.20	1,706,250	$1.20
Granted	715,000	$1.25	715,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	2,421,250	$1.21	2,421,250	$1.21
Granted	1,755,000	$1.25	1,755,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	4,176,250	$1.23	4,176,250	$1.23
Granted	425,000	$0.40	425,000	$0.40
Exercised	-		-
Outstanding December 31, 2007	4,601,250	$1.15	4,601,250	$1.15

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
$1.00	1,988,125	$1.00	0.12	1,988,125	$1.00
$1.50	1,988,125	$1.50	0.63	1,988,125	$1.50
$0.80	200,000	$0.80	2.25	200,000	$0.80
$0.40	425,000	$0.40	4.833	425,000	$0.40
Total	4,601,250	$1.15		4,601,250	$1.15

48 of 61

Table of Contents                                                                                                        Financial Statements

STOCK OPTIONS

On February 8, 2007, pursuant to the Company’s 2006 Qualified Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 205,505 shares of common stock in the Company.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.

On February 8, 2007, the Company granted stock options to its key employees, to purchase up to 250,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.   As of December 31, 2007 we had a reduction in the outstanding stock options of 37,841 as a result of employee termination and forfeiture of the options.    As a result the company recognized share-based compensation expense in the amount of $5,313 for the Year ended December 31, 2007.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the companies authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the twelve months ended December 31, 2007 were $17,000.

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

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

49 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 9A.  CONTROLS AND PROCEDURES.

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

ITEM 9B.  OTHER  INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age,  positions,  and offices or employments  for  the  past  five  years  as of March 24, 2007, of our executive officers  and directors. Members of the board are elected and serve for one year

NAME

AGE

POSITION

Kambiz Mahdi

45

Director

Reza Zarif

50

Chief Executive Officer, Director

Barrett Evans

36

Director

Jeffrey Conrad

34

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

50 of 61

Table of Contents                                                                                                        Financial Statements

BARRETT EVANS has been our director since July 15, 2004. Mr. Evans is eFund Capital Partner's Managing Partner. In 1990, Mr. Evans started his career with Cruttenden Roth, a regional emerging growth focused investment bank. At Cruttenden, Mr. Evans developed significant relationships with institutional investors. Additionally, Mr. Evans was engaged in all facets of investment banking from private debt and equity financing to Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital. Mr. Evans founded BRE Investments & Consulting, LLC. in 1996. BRE Investments & Consulting evolved into what is now eFund Capital Partners in 1999. At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara. He also serves as a director for Abviva, Inc. and RAPTechnologies, Inc..

JEFFREY CONRAD has been our director since July 15, 2004 and currently serves as the Secretary of the Company and as corporate counsel to the Company.  Mr. Conrad is a securities attorney and partner in eFund Capital Management, LLC and is venture partner of eFund Capital Partners, LLC.  He has accumulated successful experience in all facets of investment banking including portfolio management, mergers and acquisitions, financial analysis, and legal analysis.  He was formerly with Gibson, Dunn and Crutcher and Universal Pictures.  Mr. Conrad is a graduate of the University of California, Los Angeles and received his Juris Doctorate degree from Loyola Law School. Mr. Conrad is an active member of the State Bar of California.  Mr. Conrad also serves as a director to Abviva, Inc.

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

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Evans, a Director, qualifies as an "audit committee financial expert" as defined in Item 401(e)(2) of  Regulation  S-B.

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

51 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 11.  EXECUTIVE COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer and Chief Operating Officer. No other executive officer received compensation in excess of$100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation,  restricted  stock  awards  or  stock  options/SARs  or any other compensation  paid  to  the  executive  officers.

		Executive Compensation

			Annual compensation				Long-term Compensation
Name	Position	Year	Salary	Bonus	Other	Share Based	Restricted Stock Awards	Options / SARs	LTIP
Kambiz Mahdi	Director	2003	$174,632	$ -	$ -	$ -	$ -	$ -	$ -
		2004	175,000	-	-	-	-	-	-
		2005	175,000	-	-	-	-	-	-

Reza Zarif	Chief Executive Officer and Director	2003	175,000	-	-	-	-	-	-
		2004	175,000	-	-	-	-	-	-
		2005	175,000	-	-	-	-	-	-
		2006	175,000	-	-	45,898	-	-	-
		2007	175,000	-	-	75,000	-	-	-

John Bennett	Chief Financial Officer	2005	78,000	-	-	-	-	-	-
		2006	90,000	-	-	-	-	-	-
		2007	110,000	-	-	-	-	7,600	-

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

Effective June 7, 2006 the Company entered into a two year employment contract whereby the Company shall pay its Chief Executive Officer, Reza Zarif a monthly salary of $20,833, which is equivalent to $250,000 on an annualized basis.  Mr. Zarif’s salary will be payable pursuant to the Company’s standard payroll practices, which currently consist of twenty-six (26) payroll periods per year. The difference between Mr. Zarif’s current salary of $175,000 and the proposed $250,000 can be paid in stock at the Company’s Board of Director’s option.  The price of the shares pursuant to the stock grant shall be set at the closing market price of the Company’s common stock on the date of the grant.  The stock grants will take place on the final day of each fiscal quarter.

On December 15, 2006, our controller, John Bennett was promoted to Chief Financial Officer which took effect January 1, 2007. His new employment package includes $110,000 base salary plus a 100,000 stock option package that vests over five years with one year fully vested upon execution.  On February 28, 2008 the company entered into an amended employment contract with Mr. Bennett whereby he will receive 140,000 per year as a base salary and received options to purchase the Company’s common stock at $0.10 per share.

52 of 61

Table of Contents                                                                                                        Financial Statements

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

We currently reimburse directors for travel expenses associated with their work for the company but our directors currently to not receive any other compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The  following  table  sets  forth certain information concerning the beneficial ownership  of  our outstanding classes of stock as of December 31, 2007, by each person  known  by us to (i) own beneficially more than 5% of each class, (ii) by each  of  our  Directors  and  Executive Officers and (iii) by all Directors and Executive  Officers  as  a  group.  Unless  otherwise  indicated  below,  to our knowledge,  all  persons listed below have sole voting and investment power with respect  to  their shares of common stock except to the extent that authority is shared  by  spouses  under  applicable  law.

The number of shares of common stock issued and outstanding on December 31, 2007 was 10,398,944 shares. The calculation of percentage ownership for each listed beneficial  owner  is based upon the number of shares of common stock issued and outstanding on December 31, 2007, plus shares of common stock subject to options / warrants held  by  such  person  on  December  31,  2007  and  exercisable within 60 days thereafter.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership (1)
Reza Zarif (2)	2,900,530	18.96%
Kambiz Mahdi (3)	2,502,456	16.35%
eFund Capital Partners, LLC (5)	2,242,259	14.65%
Ashford Capital, LLC (6)	841,637	5.50%
Barrett Evans (5)	100,000	0.65%
Jeffrey Conrad (4)	100,000	0.65%
Total	8,686,882	55.77%

Total of All officers and directors	7,845,245	50.37%

(1)

The percentage of ownership includes shares underlying other classes of securities held by the individuals, Series A, Series B, Series C and Series D Warrants which can be converted into common stock within 60 days of this offering.

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

53 of 61

Table of Contents                                                                                                        Financial Statements

(5)

The managing member of eFund Capital Partners, LLC is Barrett Evans.  Mr. Evans has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and they disclaim any beneficial ownership of such shares of common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004.  Mr. Evans has been directors of ours since May 2004. He acquired 100,000 shares through a stock award to our directors for compensation as a member of our board of directors.

(6)

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

The number of shares of common stock issued and outstanding on December 31, 2006 was 10,398,944 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

Jeffrey Conrad provides legal services for the company and receives a monthly retainer of $2,500 and is one of the company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC.  Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments through December 31, 2006 and 2007 respectively were $16,500 and $17,000.

South Coast Marketing, LLC is associated with eFund Capital Partners and administrates SB-2 filing fees. Total payments made for the year ended, December 31, 2006 and 2007 respectively were $5,000 and $0.

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

Jeffrey Conrad

100,000

Dennis Benner

100,000

54 of 61

Table of Contents                                                                                                        Financial Statements

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

Related Party – Notes payable

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Kambiz Mahdi.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006 – related party, un-secured, 12% interest, and ten monthly payments in the amount of $3,650 plus accrued interest. The 1st payment was due on April 10, 2006.  The note is payable to Reza Zarif.  As of December 31, 2007 the balance was $ 0.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of December 31, 2007 the outstanding balance was $18,887.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of December 31, 2007, the outstanding balance was $18,887.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of December 31, 2007 the outstanding balance was $148,429.

55 of 61

Table of Contents                                                                                                        Financial Statements

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of December 31, 2007 the outstanding balance was $148,429.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of December 31, 2007 the outstanding balance was $46,974.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of December 31, 2007 the outstanding balance was $93,948.

Note Payable – related party.  This is a term note payable, secured by the assets of the Company. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of December 31, 2007 the outstanding balance was $6,603.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

Jaspers + Hall, PC were our auditors for the fiscal year ended December 31, 2006 and December 31, 2007 and for the three quarters ended September 30, 2007.

For their review of our Quarterly Reports on Form 10-Q for the fiscal year 2007, Jaspers + Hall, PC billed us $9,000.  We have contracted Jaspers + Hall, PC to complete the 2007 year end audit for $15,000.

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

56 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 15.  EXHIBITS

EXHIBIT

NUMBER                                         DESCRIPTION

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

57 of 61

Table of Contents                                                                                                        Financial Statements

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

58 of 61

Table of Contents                                                                                                        Financial Statements

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

10.26 Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005 (included as exhibit 10.26 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

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

59 of 61

Table of Contents                                                                                                        Financial Statements

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

10.47 Employment offer to John Bennett, the Company’s Chief Financial Officer (included as exhibit 10.1 to Form 8-K filed March 26, 2008).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

60 of 61

Table of Contents                                                                                                        Financial Statements

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  27th day  of  March 2007.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

March 27, 2007

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

March 27, 2007

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

March 27, 2007

Barrett Evans

/s/ Kambiz Mahdi

Director

March 27, 2007

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

March 27, 2007

_______________________

Jeffrey Conrad

61 of 61