Form 10-Q
period 2008-03-31
Probe Manufacturing Inc
filed 2008-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-125678

PROBE MANUFACTURING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25242 Arctic Circle Dr.,

Lake Forest, CA 92630

(Address of principal executive offices)

(949) 206-6868

(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 12, 2008 was as follows: 10,556,477

PROBE MANUFACTURING, INC.

10-Q

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Lake Forest, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2008, and the related statements of operations and of cash flows for the three month period ended March 31, 2008. These financial statements are the responsibility of the company’s management.

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

Jaspers + Hall, PC

Denver, Colorado

May 14, 2008

PROBE MANUFACTURING, INC.
Balance Sheet
	Unaudited
	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash	$ 6,685	$ 29,490
Accounts receivable - trade - net	1,164,993	702,052
Inventory	1,023,232	953,803
Total Current Assets	2,194,910	1,685,345
Property And Equipment - Net	173,284	211,782
Total Assets	$ 2,368,194	$ 1,897,127

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$ 902,111	$ 600,405
Customer Deposits	34,829	34,829
Accrued Expenses	293,723	280,501
Current Portion of Long Term Debt	863,571	944,267
Total Current Liabilities	2,094,234	1,860,002
Long-Term Debt:
Other long-term debt	508,933	420,261
Notes payable - Related Party	437,036	482,159
Capital lease settlement obligations	335,566	352,002
Less Current portion of Long Term Debt	(863,571)	(944,267)
Net Long-Term Debt	417,964	310,155
Total Liabilities	2,512,198	2,170,157

Stockholders' Deficit:
Common Stock to issue, 37,808 and 157,533 shares at March 31, 2008 and December 31,2007respectively	18,904	18,904
Common stock, $.001 par value; 200,000,000 shares authorized; 10,556,477 and 10,398,944 shares issued and outstanding at March 31, 2008 and December 31,2007 respectively	10,556	10,399
Additional paid-in capital	202,164	181,360
Accumulated deficit	(375,628)	(483,693)
Total Stockholders' Deficit	(144,004)	(273,030)
Total Liabilities And Stockholders' Deficit	$ 2,368,194	$ 897,127

See Accountants’ review report

Probe Manufacturing, Inc.
Statement of Operations
for the 3 months ended March 31,
Unaudited

	2008	2007

Sales	$ 2,185,444	$ 1,877,090
Cost Of Goods Sold	1,550,612	1,386,529
Gross Profit	634,832	490,561

General And Administrative	380,074	396,837
Share Based Compensation	20,962	18,904
Research and Development	83,324	-
Net Profit From Operations	150,472	74,820

Other Income / (Expenses)	(40)	(33)
Interest Expense	(42,367)	(35,836)
Net Profit Before Income Taxes	108,063	38,951
Income Tax Expense	-	-
Net Profit	$ 108,065	$ 38,951

Per Share Information:
Basic weighted average number
of common shares outstanding	10,485,501	10,273,725

Net Profit per common share	$ 0.010	$ 0.004

Per Share Information:
Diluted, weighted average number
of common shares outstanding	15,619,139	9,250,330

Diluted, Net Profit per common share	$ 0.007	$ 0.004

See Accountants’ review report

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the three months ended March 31,
Unaudited

	2008	2007
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 108,065	$ 38,951
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	38,497	72,651
Gain on debt settlement	-	-
Stock issued for Interest	-	-
Share Based Compensation	20,962	18,904
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(462,941)	72,240
(Increase) decrease in inventory	(69,429)	(707)
(Increase) decrease in other assets	-	-
(Decrease) increase in accounts payable	301,706	(4,698)
Other (Decrease) increase in accrued expenses	13,222	(14,857)
Net Cash provided / (Used) In Operating Activities	(49,918)	182,484

Cash Flows from Investing Activities
Purchase of property and equipment	-	(81,000)
Cash Flows Used In Investing Activities	-	(81,000)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	-
Borrowings / (Payments) under line of credit, net	-	-
Payments on capital lease settlement obligations	(16,436)	(35,052)
Proceeds / (Payments) on notes payable	43,549	(85,668)
Cash Flows Provided / (used) By Financing Activities	27,113	(120,720)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,805)	(19,236)

Cash and Cash Equivalents at Beginning of Period	29,490	42,580

Cash and Cash Equivalents at End of Period	$ 6,685	$ 23,344

Supplemental Information:
Interest Paid	$ 36,568	$ 35,426
Income Taxes Paid	$ -	$ -

See Accountants’ review report

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $108,063 and a working capital surplus of $100,676 and improved their total stockholders deficit by $129,026 for the three months ended March 31, 2008.  However, they still had shareholder deficit of $(144,004) as of March 31, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 88% of accounts receivable at March 31, 2008.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the three months ended March 31, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of March 31, 2008, the Company had a reserve for potentially obsolete inventory of $240,456.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2008 the Company had outstanding common shares of 10,556,477, and 37,808 shares to be issued for officer compensation, for a total of 10,594,285 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2008 were 10,485,501.  As of March 31, 2008 the Company had outstanding warrants to purchase 4,601,250 additional common shares and options to purchase 517,664 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at March 31, 2008 were 15,619,139.

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $83,324 in R&D during the three months ended March 31, 2008. We acquired a 125 kW natural gas distributed power generator and have converted it to run on hydrogen fuel. We will be performing validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the three months ended March 31, 2008 we recognized $20,962 of share based compensation which included $2,058 of expense, due to the issuance of our options and warrants, we also had $19,847 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the quarter ended, March 31, 2008 of $108,063 is offset by previous losses.  As of March 31, 2008 the Company had a net operating loss carry forward of $(375,630). The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at March 31, 2008 and December 31, 2007 by major classification were comprised of the following:

	March 31, 2008	December 31, 2007
Raw Material	$ 971,107	$ 994,922
Work in Process	285,334	253,969
Finished Goods	7,248	5,403
Total	1,263,689	1,254,294
Less Reserve for excess or obsolete inventory	(240,457)	(300,491)
Total Inventory	$ 1,023,232	$ 953,803

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Furniture and fixtures	$ 57,044	$ 57,044

Equipment	2,397,325	2,397,325
Leasehold improvements	210,403	210,404
Total	2,664,773	2,664,773
Less accumulated depreciation and amortization	(2,491,489)	(2,452,991)
Net Fixed Assets	$ 173,284	$ 211,782

NOTE 5 – ACCRUED EXPENSES

As of March 31, 2008 and December 31, 2007 the Company had the following accrued expenses:

	March 31, 2008	December 31, 2007
Sales Tax Payable	$ 163	$ 151
Property Tax accrual	(4,554)	6,693
Accrued Wages	81,033	77,326
Accrued Interest	11,141	5,342
Accrued Professional Fees	26,500	50,500
Accrued Utilities and other rents	-	59,317
Accrued Vacation	100,985	81,172
Other Accruals	78,455	-
Total Accrued Expenses	$ 293,723	$ 280,501

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

6)

As of March 31, 2007 the outstanding balance was $335,566.

NOTE 8 – NOTES PAYABLE

Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of March 31, 2008 the outstanding balance was $34,410.  Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $80,139.  Subsequently, this note was extended until June 14, 2008.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of March 31, 2008 the outstanding balance was $28,621. Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of March 31, 2008 the outstanding balance was $80,139. Subsequently, this note was extended until June 14, 2008.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $57,241. Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $27,233.   Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – Term note payable, with an effective date of April 23, 2006, payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of March 31, 2008 the outstanding balance was $2,139.46.

Note Payable – Note payable, with an effective date of February 1, 2008, payable to Hoa Mai at 15% interest rate per annum, due on April 30, 2008. As of March 31, 2008 the outstanding balance was $50,000.

Note Payable – Note payable, with an effective date of February 8, 2008, payable to Linwood Goddard at 15% interest rate per annum, due on May 30, 2008. As of March 31, 2008 the outstanding balance was $30,000.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of March 31, 2008 the outstanding balance was $17,262.  Subsequently, this note was extended until June 14, 2008.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of March 31, 2008, the outstanding balance was $17,262.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of March 31, 2008 the outstanding balance was $135,655. Subsequently, this note was extended until June 14, 2008.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of March 31, 2008 the outstanding balance was $135,655.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $42,893.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of March 31, 2008 the outstanding balance was $85,863.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – This is a related party term note payable. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of March 31, 2008 the outstanding balance was $2,408.

Note Payable – This is a related party term note payable, with an effective date of February 11, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on April 11, 2008. As of March 31, 2008 the outstanding balance was $24,600.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of March 31, 2008 the outstanding balance was $29,138.

Other Long-Term Debt

1) We have settlement reached with I-Source, a supplier, with monthly payments of $2,500. As of March 31, 2008 the outstanding balance was $11,925. Payments continue through September, 2008.

2) We currently owe the Internal Revenue Service $53,386 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

As of March 31, 2008 we have the following legal proceedings and legal settlements:

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

NOTE 10 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005 the Company’s Board of Directors and shareholders approved the following capital stock transactions:

The Company re-domiciled in the state of Nevada, whereby increasing the number of authorized common shares to 200,000,000 and designating a par value of $.001 per share.

On May 25, 2006 the Company’s Board of Directors and shareholders approved the following capital stock transactions:

An amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series C, and shall consist of 15,000 shares.

Common Stock transactions:

From June 16, 2004 to April 1, 2005 the Company sold 2,221,250 shares of common stock through a Private Placement Memorandum at $.80 per Share to 49 individuals generating net proceeds of $1,777,000, of which 715,000 shares were sold in 2005, generating net proceeds of $572,000.

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

On May 25, 2006 the Company issued 500,000 shares of common stock at .10 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for services through a stock grant pursuant to Form S-8 in the following amounts:

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

On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,472,424 shares of the Company’s common stock.

On March 30, 2007 the Company issued 110,713 shares of common stock for officer compensation which were accrued but un-issued as of December 31, 2006, .

On June 30, 2007 the company issued 78,363 shares of common stock for officer compensation for the first and second quarter of 2007.

On October 15, 2007 the company issued 47,260 shares of common stock for officer compensation for the 3rd quarter of 2007.

For the quarter ended December 31, 2007 the company accrued 157,533 shares of common stock for officer compensation, which were issued on February 11,2008

For the quarter ended March 31, 2008 the company accrued 37,808 shares of common stock for officer compensation, which were un-issued, as of March 31, 2008

On November 5, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December 31, 2007.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2008 and December 31, 2007 there were 10,556,477 and 10,398,944 shares of common stock issued and outstanding, respectively.  We also had 37,808 shares to be issued, for officer compensation which were accrued and un-issued as of March 31, 2008.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

PREFERRED STOCK

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock.

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

On August 14, 2006 the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14,040 shares of Preferred Series C were converted into 1,755,000 shares of common stock.

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

Warrants

Series A - Common Stock Warrants:

We currently have 407,625 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (2,038,125 total shares) at $1.00 per share.  The Series A Warrants expire on November 15, 2008.

Series B - Common Stock Warrants

We currently have 407,625 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (2,038,125 total shares) at $1.50 per share.  The Series B Warrants will expire on May 15, 2009.

Series C – Common Stock Warrants

We currently have 200,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (200,000 total shares) at $.80 per share.  The Series C Warrants expire on November 5, 2010.

Series D – Common Stock warrants

We currently have 200,000 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (200,000 total shares) at $.40 per share. The Series D Warrants expire on November 5, 2012.

For the year ended December 31, 2007 we recognized $16,607 share based compensation expense as a result of the issuance of Series D Warrants.

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

On August 14, 2006 the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14, 040 shares of Preferred Series C were converted into 1,755,000 shares of common stock.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every Ten (10) shares of common stock received from converting a share of Series C convertible Preferred stock of the Company.

On December 31, 2004 the company issued 100,000 shares of its common stock for services.  Each share of stock issued included two warrants, for a total of 200,000 common share equivalents, which were replaced with series C warrants created, approved and issued on November 5, 2007 by the board of directors.

On November 5, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 425,000 warrants to purchase 425,000 shares of common stock at a price of .40 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December, 31, 2007.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	1,706,250	$1.20	1,706,250	$1.20
Exercised	-		-
Outstanding December 31, 2004	1,706,250	$1.20	1,706,250	$1.20
Granted	715,000	$1.25	715,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	2,421,250	$1.21	2,421,250	$1.21
Granted	1,755,000	$1.25	1,755,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	4,176,250	$1.23	4,176,250	$1.23
Granted	425,000	$0.40	425,000	$0.40
Exercised	-		-
Outstanding December 31, 2007	4,601,250	$1.15	4,601,250	$1.15
Granted	-		-
Exercised	-		-
Outstanding March 31, 2007	4,601,250	$1.15	4,601,250	$1.15

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
$1.00	1,988,125	$1.00	0.87	1,988,125	$1.00
$1.50	1,988,125	$1.50	1.38	1,988,125	$1.50
$0.80	200,000	$0.80	2.6	200,000	$0.80
$0.40	425,000	$0.40	4.6	425,000	$0.40
Total	4,601,250			4,601,250

STOCK OPTIONS

On February 8, 2007 pursuant to the Company’s 2006 Qualified Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 205,505 shares of common stock in the Company.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.

On February 8, 2007 the Company granted stock options to its key employees, to purchase up to 250,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.52 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.   As of December 31, 2007 we had a reduction in the outstanding stock options of 37,841 as a result of employee termination and forfeiture of the options.  As a result the company recognized share-based compensation expense in the amount of $5,313 for the Year ended December 31, 2007 and $664 for the three months ended March 31, 2008, with a balance to be expensed over the next three years of $7,305.

On February 28, 2008 the Company granted stock options to a key employee, to purchase up to 100,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.1 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.   As of December 31, 2007 we had a reduction in the outstanding stock options of 37,841 as a result of employee termination and forfeiture of the options.  As a result the company recognized share-based compensation expense in the amount of $1,394 for the three months ended March 31, 2008, with a balance to be expensed over the next three years of $12,542.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the companies authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the three months ended March 31, 2008 were $4,000.

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

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

NOTE 12 – Subsequent Events

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of March 31, 2008 the outstanding balance was $34,410.  Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $80,139.  Subsequently, this note was extended until June 14, 2008.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of March 31, 2008 the outstanding balance was $28,621. Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of March 31, 2008 the outstanding balance was $80,139. Subsequently, this note was extended until June 14, 2008.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $57,241. Subsequently, this note was extended until June 14, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $27,233.   Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of March 31, 2008 the outstanding balance was $17,262.  Subsequently, this note was extended until June 14, 2008.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of March 31, 2008, the outstanding balance was $17,262.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of March 31, 2008 the outstanding balance was $135,655. Subsequently, this note was extended until June 14, 2008.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of March 31, 2008 the outstanding balance was $135,655.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of March 31, 2008 the outstanding balance was $42,893.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of March 31, 2008 the outstanding balance was $85,863.  Subsequently the note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Probe Manufacturing, Inc. was founded in 1995, and is one of Southern California's highest quality Electronics Manufacturing Services (EMS) companies. We provide a range of quality manufacturing and integrated supply chain services at affordable prices to companies who design and market electronic products, Original Equipment

Manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical devise, aerospace, alternative fuel and industrial products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, Product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently to determine future trends and estimates of activity can be very difficult.

To provide for long term sustainability and growth, the Company is now leveraging its manufacturing and commercializing competencies, combined with product knowledge to develop its own propriety products in alternative fuel technologies.  Our focus products are power electronics, and controllers which enable vehicles and power generators to operate on clean alternative fuels. Probe Manufacturing's headquarters are located in Lake Forest, California.

Selected Financial Data

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical results and are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the 3 months ended March 31

	2008	2007	2006

Sales	$ 2,185,444	$ 1,877,090	$ 2,049,322
Cost Of Goods Sold	1,550,612	1,386,529	1,425,878
Gross Profit	634,832	490,561	623,444

General And Administrative	380,076	396,837	481,571
Share Based Compensation	20,962	18,904	-
Research and Development	83,324	-	-
Net Profit / (Loss) From Operations	150,470	74,820	141,873

Other Income / (Expenses)	(40)	(33)	1,774
Interest Expense	(42,367)	(35,836)	(78,845)
Net Profit / (Loss) Before Income Taxes	108,063	38,951	64,802
Income Tax Expense	-	-	-
Net Profit / (Loss)	$ 108,063	$ 38,951	$ 64,802

PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of March 31,
	2008	2007	2006

Working Capital	$ 100,676	$ (257,954)	$ 131,335
Total Assets	2,368,194	2,203,701	2,688,669

Long term Debt	417,964	1,789,494	1,439,020
Stockholder Equity	$ (144,004)	$ (687,607)	$ (967,506)

Plan of Operations:

The Company had a net profit of $108,063 and a working capital surplus of $100,676 and improved their total stockholders deficit by $129,026 for the quarter ended March 31, 2008. However, as of March 31, 2008 they still had shareholder deficit of $(144,004); therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

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

Summary of Results:

For the three months ended March 31, 2008 we generated a net profit of $108,063 compared to net profits of $38,951 for the same period in 2007, and net profits of $64,802 for the same period in 2006.

For the three months ended March 31, 2008 our revenue increased by 16% to $2,185,444 compared to $1,877,090 for the same period in 2006, and it increased by 7%, compared to same period in 2006.

For the three months ended March 31, 2008 our cost of goods sold was 71% compared to 73% and 70% for the same period in 2007 and 2006 respectively.

For the three months ended March 31, 2008 our gross margins was 29% compared to 26% and 30% for the same period in 2007 and 2006 respectively.

For the three month ended March 31, 2008 our SG&A cost was 17% compared to 21% and 23% for the same period in 2007 and 2006 respectively.

As of March 31, 2008 we had a working capital surplus of $106,676, compared to working deficit of ($174,657) as of December 31, 2007.  As of March 31 2008, our total stockholders equity was ($144,004) compared to ($273,030) in December 31, 2007; an improvement of ($129,026).

Key performance indicators:

for the 3 months ended March 31
	2008	2007	2006
Inventory Turns	4.42	3.67	2.97
Days Sales in Backlog	132	143	201
Days Receivables Outstanding	38	42	34
Days Payables Outstanding	63	60	66

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. Despite substantial increase in revenues, the three month period ended March 31, 2008 our inventory turns were 4.42 compared to 3.674 and 2.97 in 2007 and 2006 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the three months ended March 31, 2008 Days Sales in Backlog was 132 days compared to 143 and 201 days for the same period in 2007 and 2006 respectively.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 88% of accounts receivable at March 31, 2008.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the three months ended March 31, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of March 31, 2008, the Company had a reserve for potentially obsolete inventory of $240,456.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the quarter ended March 31, 2008 of 108,063 is offset by previous losses.  As of march 31, 2008 the Company had a net operating loss carry forward of $(375,630). The Company has not booked any deferred tax asset as a result.

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $83,324 in R&D during the three months ended March 31, 2008. We acquired a 125 kW natural gas distributed power generator and have converted it to run on hydrogen fuel. We will be performing validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the three months ended March 31, 2008 we recognized $20,962 of share based compensation which included $2,058 of expense, due to the issuance of our options and warrants, we also had $19,847 in non-vested expense to be recognized over the next three years.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the 3 months ended March 31,

	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost Of Goods Sold	71.0%	73.9%	69.6%
Gross Profit	29.0%	26.1%	30.4%

General And Administrative	17.4%	21.1%	23.5%
Share Based Compensation	1.0%	1.0%	0.0%
Research and Development	3.8%	0.0%	0.0%
Net Profit / (Loss) From Operations	7.8%	5.0%	6.9%

Other Income / (Expenses)	0.0%	0.0%	0.1%
Interest Expense	-1.9%	-1.9%	-3.8%
Net Profit / (Loss) Before Income Taxes	4.9%	2.1%	3.2%
Income Tax Expense	0.0%	0.0%	0.0%
Net Profit / (Loss)	4.9%	2.1%	3.2%

Net Sales

For the three months ended March 31, 2008 our revenue increased by 16% to $2,185,444 compared to $1,877,090 for the same period in 2007.   The increase in revenue was the result of our new customer base getting fully engaged in production, and increasing their orders.

Major Customers

Our top 5 customers accounted for approximately 88% of our net sales for the three months ended March 31, 2008 compared to 73%, and 86% for the same period in 2007 and 2006 respectively. In addition, the top 3 customer concentration was 72% for the three months ended March 31, 2008 compared to 56% and 78% in the same period in 2007 and 2006 respectively.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and alternative energy industries.  We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended March 31, 2008 our gross profits increased to 29% from 26% in the same period in 2007.   This improvement was primarily due to increase in revenue and improved operational efficiencies.   Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the three months ended March 31, 2008 our SG&A expenses was 17% compared to 21% for the same period in 2007.  The improvements were primarily due to increased revenues.

Net Income/ (Loss) from operations

For the three months ended March 31, 2008, our net income from operations improved to 5% compared to 2% in 2007.  Improved net income was due to increased revenue and lower percentage of SG&A.

For the three months ended March 31, 2008 our interest expense was ($42,367) compared to (35,836) for the same period in 2007.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	2008	2007	2006
Net Cash provided / (Used) In Operating Activities	$ (49,918)	$ 182,484	$ 68,114
Cash Flows Used In Investing Activities	-	(81,000)	(3,500)
Cash Flows Provided / (used) By Financing Activities	27,113	(120,720)	(64,614)
Net (Decrease) Increase in Cash and Cash Equivalents	$ (22,805)	$ (19,236)	$ -

For the three months ended March 31, 2008, we used net cash in our operating activities of ($49,918) compared to generating net cash of $182,484 for same period in 2007.

For the three months ended March 31, 2008, we incurred $43,549 net of debt to support operational growth.

The following is a summary of certain obligations and commitments as of March 31, 2008 for continuing operations:

Capital Requirements for long-term Obligations	2008	2009	2010	2011
Notes Payable	$ 746,921	$ -	$ -	$ -
Other Long term debt	47,925	-	-	-
Capital Lease Settlement Obligations	51,062	72,377	77,609	83,220
Total	$ 845,908	$ 72,377	$ 77,609	$ 83,220

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

6)

As of March 31, 2007 the outstanding balance was $335,566.

We have a balloon payment of $710,358 due on April 15, 2008, from notes payables.  We are currently exploring venues to extend the notes payable term by 18 to 36 month.  Subsequently, we were able to extend $295,680 of the notes by 18 months and $387,405 until June 14, 2008,  leaving $27,273 with  balloon payments still due on April 15, 2008, which subsequently were  in default.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Our  management evaluated, with the participation of our Chief Executive Officer and  our  Chief  Financial Officer, the effectiveness of our disclosure controls and  procedures  as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to  our  management, including our Chief Executive Officer and our Chief  Financial  Officer,  as  appropriate  to allow timely decisions regarding required  disclosure.  Our  disclosure  controls  and procedures are designed to provide  reasonable  assurance  that  such  information  is  accumulated  and communicated  to  our management. Our disclosure controls and procedures include components  of  our  internal  control  over  financial  reporting. Management's assessment of the effectiveness of our internal control over financial reporting is  expressed  at  the level of reasonable assurance that the control system, no matter  how  well  designed  and  operated, can provide only reasonable, but not absolute,  assurance  that  the  control  system's  objectives  will  be  met.

Changes in Internal Control over Financial Reporting

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  our  last  fiscal  quarter  that  materially  affected,  or is reasonably  likely  to  materially  affect,  our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of March 31, 2008 we have the following legal proceedings and legal settlements:

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

Item 1A.  Risk Factors.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $108,063 and a working capital surplus of $100,676 and improved their total stockholders deficit by $129,026 for the quarter ended, March 31, 2008.  However, they still had shareholder deficit of $(144,004) as of March 31, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of March 31, 2008, we had current liabilities of $2,094,234. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

During the three months ended March , 2007 we derived approximately 41%  of our revenue from customers in the Medical Device Manufacturing, 22%  Industrial Products, 11% from customers in Alternative Fuel, and 17% from customers in Aerospace/Defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 78% of net sales during the three months ended March 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended December 31, 2007 the company accrued 157,533 shares of common stock for officer compensation, which were issued on February 11, 2008.

For the quarter ended March 31, 2008 the company accrued 37,808 shares of common stock for officer compensation, which were un-issued, as of March 31, 2008.

We believe the issuance of the shares described above were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares were issued directly by the Company and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

None.

Item 3.

 Defaults Upon Senior Securities

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company,   borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of March 31, 2008 the outstanding balance was $28,621. Subsequently, on April 15, 2008 we were unable to meet the balloon payment and the note is in default.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

Note Payable – Term note payable, with an effective date of April 23, 2006, payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of March 31, 2008 the outstanding balance was $2,139.46.

Note Payable – Note payable, with an effective date of February 1, 2008, payable to Hoa Mai at 15% interest rate per annum, due on April 30, 2008. As of March 31, 2008 the outstanding balance was $50,000.

Note Payable – Note payable, with an effective date of February 8, 2008, payable to Linwood Goddard at 15% interest rate per annum, due on May 30, 2008. As of March 31, 2008 the outstanding balance was $30,000.

Item 6.  Exhibits

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

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed on March 28, 2008).

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  8th day  of  May 2008.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

May 14, 2008

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

May 14, 2008

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

May 14, 2008

Barrett Evans

/s/ Kambiz Mahdi

Director

May 14, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

May 14, 2008

_______________________

Jeffrey Conrad