Form 10-K/A
period 2007-12-31
Probe Manufacturing Inc
filed 2008-08-01
CIK 1329606

Table of Contents                                                                                                        Financial Statements

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [  ]

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.  [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

State issuer's revenues for its most recent fiscal year:  $6,882,302

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last  sold, or the average bid and asked price of such common equity,  as of

December 31, 2007, was approximately $1.25 million (10,398,944 shares at $0.12).  The company is currently selling its common equity on the OCTBB.

State the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2007:  10,398,944

Transitional Small Business Disclosure Format (Check one): [  ] Yes   [x] No

1 of 61

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

10-K

Part I

Part II

Part III

2 of 61

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

3 of 61

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

4 of 61

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

5 of 61

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

6 of 61

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

7 of 61

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

8 of 61

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

9 of 61

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

10 of 61

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

11 of 61

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

12 of 61

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
  Estimates
  Revenue Recognition
    Fair Value of Financial Instruments
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

    Table of Contents                                                                                                                                                                                                               Financial Statements

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

13 of 61

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

14 of 61

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

15 of 61

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

16 of 61

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

17 of 61

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

18 of 61

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

19 of 61

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

20 of 61

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

21 of 61

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

22 of 61

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

23 of 61

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

24 of 61

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

25 of 61

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

26 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS.

PROBE MANUFACTURING, INC.

10-QSB

Item 8.	FINANCIAL INFORMATION	Page

27 of 61

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

28 of 61

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

29 of 61

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

32 of 61

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

33 of 61

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

34 of 61

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

35 of 61

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

36 of 61

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

37 of 61

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

38 of 61

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

39 of 61

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

40 of 61

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

41 of 61

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

42 of 61

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

43 of 61

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

44 of 61

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

45 of 61

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

46 of 61

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

47 of 61

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

None.

48 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Chief Financial  Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of December 31, 2007.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in Internal Controls

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  the  fourth  quarter  covered  by  this Annual  Report on Form 10-K  that  materially  affected,  or  is  reasonably  likely  to  materially affect,  our  internal  control  over  financial  reporting.

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

49 of 61

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

50 of 61

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

51 of 61

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

52 of 61

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

53 of 61

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

54 of 61

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

55 of 61

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

56 of 61

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

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-K filed herewith).

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

59 of 61

Table of Contents                                                                                                        Financial Statements

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  1st day  of  August 2008.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

August 1, 2008

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

August 1, 2008

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

August 1, 2008

Barrett Evans

/s/ Kambiz Mahdi

Director

August 1, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

August 1, 2008

_______________________

Jeffrey Conrad

60 of 61