Form 10-Q
period 2008-06-30
Probe Manufacturing Inc
filed 2008-08-12
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-125678

PROBE MANUFACTURING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25242 Arctic Ocean Dr.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 12, 2008 was as follows: 10,594,285

PROBE MANUFACTURING, INC.

10-Q

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2008, and the related statements of operations and cash flows for the three and six month periods ended June 30, 2008. These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC

August 12, 2008

PROBE MANUFACTURING, INC.
Balance Sheet

	Un-Audited
	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash	$ 49,297	$ 29,490
Accounts receivable - trade - net	794,022	702,052
Inventory	1,071,869	953,803
Total Current Assets	1,915,188	1,685,345
Property And Equipment - Net	177,467	211,782
Total Assets	$ 2,092,655	$ 1,897,127

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$ 862,150	$ 600,405
Customer Deposits	31,286	34,829
Accrued Expenses	194,682	280,501
Notes payable - Related Party	-	-
Current Portion of Long Term Debt	764,925	944,267
Total Current Liabilities	1,853,043	1,860,002
Long-Term Debt:
Other long-term debt	365,049	420,261
Notes payable - Related Party	429,521	482,159
Capital lease settlement obligations	318,842	352,002
Less Current portion of Long Term Debt	(764,925)	(944,267)
Net Long-Term Debt	348,487	310,155
Total Liabilities	2,201,530	2,170,157

Stockholders' Deficit:
Common Stock to issue, 35,155 and 157,533 shares respectively	14,062	18,904
Common stock, $.001 par value; 200,000,000 shares authorized; 10,594,285 and 10,398,944 shares issued and outstanding respectively	10,594	10,399
Additional paid-in capital	223,088	181,360
Accumulated deficit	(356,619)	(483,693)
Total Stockholders' Deficit	(108,875)	(273,030)
Total Liabilities And Stockholders' Deficit	$ 2,092,655	$ 1,897,127

See Accountants’ review report

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2008	2007	2008	2007

Sales	$ 1,810,946	$ 1,807,543	$ 3,996,390	$ 3,684,632
Cost Of Goods Sold	1,399,322	1,338,830	2,949,935	2,725,358
Gross Profit	411,624	468,713	1,046,455	959,274

General And Administrative	302,590	356,909	682,666	753,746
Share Based Compensation	21,931	18,904	42,893	37,808
Research and Development	36,250	43,791	119,574	43,791
Net Profit / (Loss) From Operations	50,853	49,109	201,322	123,929

Other Income / (Expenses)	(59)	188	(98)	154
Gain on Debt Settlement	-	324,330		324,330
Interest Expense	(37,596)	(37,000)	(79,964)	(72,836)
Net Profit / (Loss) Before Income Taxes	13,198	336,627	121,260	375,577
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 13,198	$ 336,627	$ 121,260	$ 375,577

Per Share Information:
Basic weighted average number
of common shares outstanding	10,577,221	10,310,137	10,531,361	10,292,031

Net Profit / (Loss) per common share	$ 0.001	$ 0.033	$ 0.012	$ 0.036

Per Share Information:
Diluted, weighted average number
of common shares outstanding	15,872,445	14,841,892	15,762,719	14,705,635

Diluted, Net Profit / (Loss) per common share	$ 0.001	$ 0.023	$ 0.008	$ 0.026

See Accountants’ review report

PROBE MANUFACTURING, INC.
Statements of Cash Flows
for the Six months ended June 30,

	Unaudited	Unaudited
	2008	2007
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 121,260	$ 375,577
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	34,315	135,962
Gain on debt settlement	-	(324,330)
Stock issued for Interest	-	-
Share Based Compensation	42,893	37,809
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(91,970)	20,462
(Increase) decrease in inventory	(118,066)	103,453
(Increase) decrease in other assets	-	-
(Decrease) increase in accounts payable	261,746	46,176
Other (Decrease) increase in accrued expenses	(89,361)	(50,829)
Net Cash provided / (Used) In Operating Activities	160,817	344,280

Cash Flows from Investing Activities
Purchase of property and equipment	-	(125,393)
Cash Flows Used In Investing Activities	-	(125,393)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	-
Borrowings / (Payments) under line of credit, net	-	-
Payments on capital lease settlement obligations	(33,160)	(50,053)
Proceeds / (Payments) on notes payable	(107,850)	(198,393)
Cash Flows Provided / (used) By Financing Activities	(141,010)	(248,446)

Net (Decrease) Increase in Cash and Cash Equivalents	19,807	(29,559)

Cash and Cash Equivalents at Beginning of Period	29,490	42,580

Cash and Cash Equivalents at End of Period	$ 49,297	$ 13,021

Supplemental Information:
Interest Paid	$ 64,285	$ 78,993
Income Taxes Paid	$ -	$ -

 See Accountants’ review report

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel, segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment. To provide for long term sustainability and growth, the Company is now leveraging its manufacturing and commercializing competencies, combined with product knowledge to develop its own proprietary products in alternative fuel technologies.  The two major sectors in alternative energy are electricity generation and transportation.   Our research and development efforts have been focused on these two sectors.  Our transportation focus is on power electronics, and controllers which enable vehicles to operate on clean alternative fuels. Our power generation focus is on Hydrogen and distributed power generators and solar power.   Probe Manufacturing's headquarters are located in Lake Forest, California.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $121,260 and a working capital surplus of $62,135 and improved their total stockholders deficit by $164,165 for the six months ended, June 30, 2008.  However, the Company still had shareholder deficit of $(108,875) as of June 30, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation. The Company continues to improve operational efficiencies by: re-negotiating direct material cost with all of our suppliers and setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our lines of credit with suppliers and maintains inventory at its lowest value point. However from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products. The company continues to negotiate its lines of credit with agreements that have more attractive terms, as well as increasing our credit lines with suppliers.  The company continues to increase revenue with customers that are a better fit and   growing the business with our existing customers by offering more value added services. The Company is focusing   on a more stable customer base in areas such as medical device, aerospace, and alternative fuel industries that have a better chance of maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions. To ensure long term sustainability of the Company, we’re allocating more resources to develop proprietary technology within the alternative energy industry while continuing to operate our EMS business.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K/A as amended for the fiscal year ended December 31, 2007.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 84% of accounts receivable at June 30, 2008.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the three months ended, March 31, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of June 30, 2008, the Company had a reserve for potentially obsolete inventory of $240,457.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2008 the Company had outstanding common shares of 10,594,285, and 35,155 shares to be issued for officer compensation, for a total of 10,629,440 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2008 were 10,531,361. As of June 30, 2008 the Company had outstanding warrants to purchase 4,749,110 additional common shares and options to purchase 511,345 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2008 were 15,762,719.

Research and Development:

To ensure long term sustainability and growth of the Company we have started research and development towards growth markets of the future by investing in alternative energy technologies.  While we continue to operate our Electronics Manufacturing business, we are now directing more resources towards developing technologies in the alternative energy industry.  Our alternative energy research and development is focused on the alternative fuel industry as defined by the Energy Policy Act of 1992 (EPAct) including ethanol, natural gas, propane, hydrogen, bio-diesel, electricity and methanol. These fuels are being used worldwide in a variety of vehicle and power generator applications. We believe three independent market factors; economics, energy security/independence and environmental concerns are driving the growth of alternative energy technologies today and into the foreseeable future.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $36,250 in R&D during the three months ended June 30, 2008 and $119,574 for the six months ended June 30, 2008. We acquired a 125 kW natural gas distributed power generator and have converted it to run on hydrogen fuel. We will be performing validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit board and electronic assemblies.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the six months ended June 30, 2008 we recognized $42,893 of share based compensation which included $9,926 of expense, due to the issuance of our options and warrants, we also had $17,789 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the six month period ended, June 30, 2008 of $121,260 is offset by previous losses.  As of June 30, 2008 the Company had a net operating loss carry forward of $362,432. The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at June 30, 2008 by major classification were comprised of the following:

	June 30, 2008	December 31, 2007
Raw Material	$ 1,011,885	$ 994,922
Work in Process	290,967	253,969
Finished Goods	9,474	5,403
Total	1,312,326	1,254,294
Less Reserve for excess or obsolete inventory	(240,457)	(300,491)
Total Inventory	$ 1,071,869	$ 953,803

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at June 30, 2008:

	June 30,2008	December 31, 2007
Furniture and fixtures	$ 57,044	$ 57,044
Equipment	2,397,325	2,397,325
Leasehold improvements	210,403	210,404
Total	2,664,773	2,664,773
Less accumulated depreciation and amortization	(2,487,306)	(2,452,991)
Net Fixed Assets	$ 177,467	$ 211,782

NOTE 5 – ACCRUED EXPENSES

As of June 30, 2008 the Company had the following accrued expenses:

	June 30, 2008	December 31, 2007
Sales Tax Payable	$ 164	$ 151
Property Tax accrual	7,786	6,693
Accrued Wages	33,235	77,326
Accrued Interest	7,601	5,342
Accrued Professional Fees	34,500	50,500
Accrued Utilities and other rents	-	59,317
Accrued Vacation	111,236	81,172
Other Accruals	160	-
Total Accrued Expenses	$ 194,682	$ 280,501

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

4)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 and $318,841 at June 30, 2007 and 2008 respectively.

5)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

6)

As of June 30, 2008 the outstanding balance was $318,842.

NOTE 8 – NOTES PAYABLE

Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008. As of June 30, 2008 the outstanding balance was $31,782.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $74,018.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of June 30, 2008 the outstanding balance was $26,144. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of June 30, 2008 the outstanding balance was $74,018. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $52,871. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – Term note payable, with an effective date of April 23, 2006, payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of June 30, 2008 the outstanding balance was $0.

Note Payable – Note payable, with an effective date of February 1, 2008, payable to Hoa Mai at 15% interest rate per annum, due on April 30, 2008. As of June 30, 2008 the outstanding balance was $0.

Note Payable – Note payable, with an effective date of February 8, 2008, payable to Linwood Goddard at 15% interest rate per annum, due on May 30, 2008. As of June 30, 2008 the outstanding balance was $0.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of June 30, 2008 the outstanding balance was $15,943.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of June 30, 2008 the outstanding balance was $124,055. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June

30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – This is a related party term note payable. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of June 30, 2008 the outstanding balance was $0.

Note Payable – This is a related party term note payable, with an effective date of February 11, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on April 11, 2008. As of June 30, 2008 the outstanding balance was $0.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2008 the outstanding balance was $27,659.

Note Payable – related party, with an effective date of April 30, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on May 31, 2008. As of June 30, 2008 the outstanding balance was $24,600. The note is currently in default, as of June 30, 2008.

Other Long-Term Debt

1) We have settlement reached with I-Source, a supplier, with monthly payments of $2,500. As of June 30, 2008 the outstanding balance was $11,925. Payments continue through September, 2008.

2) We currently owe the Internal Revenue Service $44,963 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. On May 19, 2008 we entered into a new extension of the sublease agreement with an effective termination date of August 31, 2009. The facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of June 30, 2008 We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

In August 2006 the Company accrued 47,260 shares of common stock for officer compensation at $.10 per share (fair market value at time of accrual) for a total of $4,726. These shares were issued on March 30, 2007.

In September 2006 the Company accrued 29,083 shares of common stock for officer compensation at $ .65 per share (fair market value at time of accrual) for a total of $18,904. These shares were issued on March 30, 2007.

.

In December 2006 the Company accrued 34,370 shares of common stock for officer compensation at $.55 per share (fair market value at time of accrual) for a total of $18,904.  These shares were issued on March 30, 2007.

In July 2006 the Company converted 12,500 shares from Preferred B to Preferred C, 14,040 shares.

In August 2006 the holders of preferred series C elected to convert 14,040 shares into 1,755,000   shares of common stock.

On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,472,424 shares of the Company’s common stock.

On March 30, 2007 the Company issued 110,713 shares of common stock for officer compensation which were accrued but un-issued as of December 31, 2006.

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

For the quarter ended March 31, 2008 the company accrued 37,808 shares of common stock for officer compensation, which were issued on April 12, 2008.

For the quarter ended June 30, 2008 the company accrued 35,515 shares of common stock for officer compensation, which were un-issued as of June 30, 2008.

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

As of August 20, 2006 all Preferred Stock has been converted into Common stock and there are no outstanding Preferred shares as of June 30, 2008.

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

Exchange of Preferred Series B to Preferred Series C

On May 25, 2006 the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C No-Par, Convertible Preferred Stock for its Series B stockholders.  After the exchange took place Series B Convertible Preferred Stock was cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by the Company.  At any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater of $120.00 per share for the first year from the date of this certificate and after which the redemption price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, the Company, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the redemption date; (ii) the redemption price; and (iii) the number of shares of Series C Stock to be redeemed.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B Warrant for every Ten (10) shares of common stock received from converting a share of Series C Convertible Preferred stock of the Company.  This series A and B Warrants are pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

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

Series D – Common Stock warrants

We currently have 572,860 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 share of common stock (572,860 total shares) at $.40 per share. The Series D Warrants expire on November 5, 2012.

For the year ended December 31, 2007 we recognized $16,607 and for the six months ended June 30, 2008, we recognized $5,811 as share based compensation expense as a result of the issuance of Series D Warrants.

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

On April 2, 2008 the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	1,706,250	$1.20	1,706,250	$1.20
Exercised	-		-
Outstanding December 31, 2004	1,706,250	$1.20	1,706,250	$1.20
Granted	715,000	$1.25	715,000	$1.25
Exercised	-		-
Outstanding December 31, 2005	2,421,250	$1.21	2,421,250	$1.21
Granted	1,755,000	$1.25	1,755,000	$1.25
Exercised	-		-
Outstanding December 31, 2006	4,176,250	$1.23	4,176,250	$1.23
Granted	425,000	$0.40	425,000	$0.40
Exercised	-		-
Outstanding December 31, 2007	4,601,250	$1.15	4,601,250	$1.15
Granted	147,860	$0.40	147,860	$0.40
Exercised	-		-
Outstanding June 30, 2008	4,749,110	$1.13	4,749,110	$1.13

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
$1.00	1,988,125	$1.00	0.62	1,988,125	$1.00
$1.50	1,988,125	$1.50	1.13	1,988,125	$1.50
$0.80	200,000	$0.80	2.35	200,000	$0.80
$0.40	425,000	$0.40	4.35	425,000	$0.40
$0.40	147,860	$0.40	4.35	147,860	$0.40
Total	4,749,110			4,749,110

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

As of December 31, 2007 we had a reduction in the outstanding stock options of 37,082 as a result of employee termination and forfeiture of the options.  As a result the company recognized share-based compensation expense in the amount of $4,116 for the six months ended June 30, 2008, with a balance to be expensed over the next three years of $17,789.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the companies authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the six months ended June 30, 2008 were $6,500.

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

On July 29, 2008 the issuer entered in an amended letter of intent to purchase the assets of Solar Masters Company.  The purchase price of the assets was: (a) $80,000 for the container currently in the Port of Long Beach; (b) Probe agreed to order the next container upon sale of the product in the current container.  The deposit on the next container is to be $40,000; (c) In addition, 250,000 shares of Probe common stock and a royalty on gross revenue of 5% for the balance of 2008; (d) additional royalty payments of 7% for 2009, 6% for 2010 5% for 2011 and 5% for 2012, provided that Probe has gross revenue of a minimum of $1 million, and product cost of $10 USD or less for the “barricade light”.  If these conditions are not met, the royalty shall decrease to 5% and (e) additional shares of Probe common stock of 100,000 in 2009; 100,000 in 2010; and 50,000 in 2011 provided that Probe has gross revenue of a minimum of $1 million, and product cost of $10 USD or less for the “barricade light”.  If the gross revenue number is not met, then the stock that was to be issued will become an option to purchase the shares that would have been issuable if the gross revenue target had been met.  The exercise price of the options will be $0.40. Solar Masters Company has been in the business of designing, manufacturing and distributing solar powered products for over 15 years. Solar Masters provides products and services to the industrial segments as well as the end user consumer that stands to not only benefit from use of Solar Power as an alternative energy source, but also help protect the environment while doing so.  Solar Masters is a solar company dedicated to providing highly innovated solutions by means of solar power through the development of lighting and battery charging products.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007. This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of June 30, 2008 the outstanding balance was $15,944.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of June 30, 2008 the outstanding balance was $124,055.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

 Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,760.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $39,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 1 series D Warrant for every $2.00 of outstanding note balance on that date.

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

Overview

Probe Manufacturing, Inc. was founded in 1995, and is one of Southern California's highest quality Electronics Manufacturing Services (EMS) companies. We provide a range of engineering, quality manufacturing and integrated supply chain services  to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel and industrial products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, Product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently to determine future trends and estimates of activity can be very difficult.

To provide for long term sustainability and growth, the Company is now leveraging its manufacturing and commercializing competencies, combined with product knowledge to develop its own proprietary products in alternative fuel technologies.  The two major sectors in alternative energy are electricity generation and transportation.   Our research and development efforts have been focused on these two sectors.  Our transportation focus is on power electronics, and controllers which enable vehicles to operate on clean alternative fuels. Our power generation focus is on Hydrogen and distributed power generators and solar power.

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

June 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2008	2007	2008	2007

Sales	$ 1,810,946	$ 1,807,543	$ 3,996,390	$ 3,684,632
Cost Of Goods Sold	1,399,322	1,338,830	2,949,935	2,725,358
Gross Profit	411,624	468,713	1,046,455	959,274

General And Administrative	302,590	356,909	682,666	753,746
Share Based Compensation	21,931	18,904	42,893	37,808
Research and Development	36,250	43,791	119,574	43,791
Net Profit / (Loss) From Operations	50,853	49,109	201,322	123,929

Other Income / (Expenses)	(59)	188	(98)	154
Gain on Debt Settlement	-	324,330		324,330
Interest Expense	(37,596)	(37,000)	(79,964)	(72,836)
Net Profit / (Loss) Before Income Taxes	13,198	336,627	121,260	375,577
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 13,198	$ 336,627	$ 121,260	$ 375,577

Condensed Balance sheet data:
PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of
	June 30, 2008	December 31, 2007

Working Capital	$ 62,145	$ (174,657)
Total Assets	2,092,655	1,897,127
Long term Debt	417,964	1,789,494
Stockholder Equity	$ (108,875)	$ (273,030)

Plan of Operations:

In the quarter ended June 30, 2008 we had a net profit of $13,198 and a working capital surplus of $62,145.  Although we improved our total stockholders deficit by $35,129; however, as of June 30, 2008 we still had shareholder deficit of $(108,875).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed Inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintains inventory at its lowest value point; however from time to time inventory levels may increase temporarily, due to scheduling issues and acquisition of new customers and/or products;  (iii) by continual improvement of all systems and processes across operations and streamlining production lines; (b) acquisition of new bank lines of credit with lower interest rates that have more attractive terms, as well as increasing our credit lines with suppliers; (c) To increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers with offering more value added; and finally (iii) we’re focusing on more stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to ensure long term sustainability of the Company, we’re allocating more resources to develop propriatary technology within the alternative energy industry while continuing to operate our EMS business.

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

Summary of Results:

For the three months ended June 30, 2008 we generated a net profit of $13,198 compared to net profits of $336,627 for the same period in 2007. For the six month period ended June 30, 2008 we generated a net profit of $121,260 compared to net profit of $375,577 for the same period in 2007.  The higher profits in 2007 were due to one time discount of $324,330 from one of our capital lease holders.

For the three months ended June 30, 2008 our revenue was $1,810,946 compared to $1,807,543 for the same period in 2007.  For the six month period ended June 30, 2008 our revenue was $3,996,390 compared to $3,684,632 for the same period in 2007.

For the three months ended June 30, 2008 our cost of goods sold was 77% compared to 74% for the same period in 2007.  For the six month period ended June 30, 2008 our cost of goods sold was 74% compared to 74% for the same period in 2007.

For the three months ended June 30, 2008 our gross margin was 23% compared to 26% for the same period in 2007.  For the six month period ended June 30, 2008 our gross margin was 26% compared to 26% for the same period in 2007.

For the three month ended June 30, 2008 our SG&A cost was 17% compared to 20% for the same period in 2007.  For the six month period ended June 30, 2008 our SG&A cost was 17% compared to 20% for the same period in 2007.

In the quarter ended June 30, 2008 we had a net profit of $13,198 and a working capital surplus of $62,145.  Although we improved our total stockholders deficit by $73,746; however, as of June 30, 2008 we still had shareholder deficit of ($108,875);

As of June 30, 2008 we had a working capital surplus of $62,145 compared to working capital deficit of ($174,657) as of December 31, 2007 an improvement of $236,802.

Key performance indicators:

	3 months ended
	June 30,
	2008	2007
Inventory Turns	2.79	3.67
Days Sales in Backlog	118	109
Days Receivables Outstanding	49	43
Days Payables Outstanding	113	65

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. For the 3 month ended June 30, 2008 our inventory turns were 2.79 compared to 3.67 for the same period in 2007.  The lower inventory turns were due to returns from one of our customers.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the three months ended June 30, 2008 Days Sales in Backlog was 118 days compared to 109 days for the same period in 2007.

Days Receivables Outstanding is calculated as the ratio of average accounts payable during the fiscal year compared to average daily sales for the same period, this has improved as a result of improved collection efforts.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the fiscal year compared to daily cost of sales for the same period.

Critical Accounting Policies and basis of presentation

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 84% of accounts receivable at June 30, 2008.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the three months ended, March 31, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of June 30, 2008, the Company had a reserve for potentially obsolete inventory of $240,457.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2008 the Company had outstanding common shares of 10,594,285, and 35,155 shares to be issued for officer compensation, for a total of 10,629,440 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2008 were 10,531,361. As of June 30, 2008 the Company had outstanding warrants to purchase 4,749,110 additional common shares and options to purchase 511,345 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2008 were 15,762,719.

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $36,250 in R&D during the three months ended June 30, 2008 and $119,574 for the six months ended June 30, 2008. We acquired a 125 kW natural gas distributed power generator and have converted it to run on hydrogen fuel. We will be performing validation testing for performance; and later for emission.  Emission testing will require additional funding.  This distributed power generator will have near zero carbon based emission and very low NOx emissions.  When completed, this hydrogen-fueled internal combustion engine will address two major needs:  power and near-zero emissions.  These engines serve as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline or diesel-fueled industrial engines.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stages, and will be 100% Probe’s proprietary technology.  Once completed this functionally advanced Electronics Controller Units (ECU) can operate under the hood, and will be appropriately priced for different vehicle type and markets.

Segment Information

Except as identified above in the research and development section, we operate primarily in a single operating segment providing printed circuit boards and electronic assemblies.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the six months ended June 30, 2008 we recognized $42,893 of share based compensation which included $9,926 of expense, due to the issuance of our options and warrants, we also had $17,789 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the six month period ended, June 30, 2008 of $121,260 is offset by previous losses.  As of June 30, 2008 the Company had a net operating loss carry forward of $362,432. The Company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	77.3%	74.1%	73.8%	74.0%
Gross Profit	22.7%	25.9%	26.2%	26.0%

General And Administrative	16.7%	19.7%	17.1%	20.5%
Share Based Compensation	1.2%	1.0%	1.1%	1.0%
Research and Development	2.0%	2.4%	3.0%	1.2%
Net Profit / (Loss) From Operations	2.8%	2.7%	5.0%	3.4%

Other Income / (Expenses)	0.0%	0.0%	0.0%	0.0%
Gain on Debt Settlement	0.0%	17.9%	0.0%	8.8%
Interest Expense	-2.1%	-2.0%	-2.0%	-2.0%
Net Profit / (Loss) Before Income Taxes	0.7%	18.6%	3.0%	10.2%
Income Tax Expense
Net Profit / (Loss)	0.7%	18.6%	3.0%	10.2%

Net Sales

For the three months ended June 30, 2008 our revenue was $1,810,946 compared to $1,807,543 for the same period in 2007.  For the six month period ended June 30, 2008 our revenue was $3,996,390 compared to $3,684,632 for the same period in 2007.  Our revenue was flat for the quarter ended June 30, 2008 compared to the same period in 2007, but over the six month period ended June 30, 2008 we experienced a 8% increase in revenue. The increase in revenue was the result of our new customer base getting more engaged in production, and increasing their orders.

Major Customers

Our top 5 customers accounted for approximately 73% of our net sales for the three months ended June 30, 2008 compared to 76%, for the same period in 2007.  In addition, the top 3 customer concentration was 57% for the three months ended June 30, 2008 compared to 62% in the same period in 2007.  We continue to see a positive trend in customer diversification and revenue concentration.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and alternative energy industries.  We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended June 30, 2008 our gross profits were 23% from 26% in the same period in 2007.   This was caused primarily due to increased direct labor and overtime pay caused by scheduling and additional receiving inspection to address quality issues from our PCB suppliers.   Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the three months ended June 30, 2008 our SG&A expenses was 17% compared to 20% for the same period in 2007.  The improvements were primarily due to increased efficiency across our operations.

Net Income/ (Loss) from operations

For the three months ended June 30, 2008, our net income from operations was 3% which was unchanged from the same period in 2007.

For the three months ended June 30, 2008 our interest expense was ($37,596) compared to ($37,000) for the same period in 2007.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the six months ended June 30,

	2008	2007
Net Cash provided / (Used) In Operating Activities	$ 160,817	$ 344,280
Cash Flows Used In Investing Activities	-	(125,393)
Cash Flows Provided / (used) By Financing Activities	(141,010)	(248,446)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 19,807	$ (29,559)

For the six months ended June 30, 2008, we generated net cash from our operating activities of $160,817 compared to generating net cash of $344,280 for same period in 2007.

For the three months ended June 30, 2008, we paid down debt by $141,010.

The following is a summary of certain obligations and commitments as of March 31, 2008 for continuing operations:

Capital Requirements for long-term Obligations

2008	2009	2010	2011	2012

Notes Payable	$ 536,596	$ 201,086	-	-	-
Other Long term debt	29,925	28,477		-	-
Capital Lease Settlement Obligations	34,337	72,377	77,609	83,220	51,296
Total	$ 600,858	$ 301,940	$ 77,609	$ 83,220	$ 51,296

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

10)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 and $318,841 at June 30, 2007 and 2008 respectively.

11)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

12)

As of June 30, 2008 the outstanding balance was $318,842.

We had a balloon payment of $710,286 in notes payables due on April 15 2008.  We are currently exploring venues to extend the notes payable term by 18 to 36 month or pay them off.  We were able to extend $295,608 of the balloon notes by 18 month; leaving $414,678 with balloon payments past due.  These notes are in default until extended or paid in full. (For detail see section 3. Defaults upon Senior Securities of this document)

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2008, we believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $121,260 and a working capital surplus of $62,135 and improved their total stockholders deficit by $164,165 for the six months ended, June 30, 2008.  However, they still had shareholder deficit of $(108,875) as of June 30, 2008.

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

As of June 30, 2008, we had current liabilities of $1,853,043. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. The electronic manufacturing service or “EMS” industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics; Solectron Corporation; SMS Technologies, Inc.; Express Manufacturing, Inc. and others.  Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from foreign ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

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

We currently service, solicit, and direct a majority of our marketing efforts to customers in the Southern California region.  This is a very small addressable market which ultimately limits the amount of growth we could experience.  In addition, this region could experience an economic recession or other market contraction which would cause our current customers and any potential customers to also contract their businesses as well and cease outsourcing any current products that we currently service and would attempt to obtain. Both the size of the market and any potential economic hardship affecting this small regional market could adversely affect our project sales and operating incomer.  If we are forced to expand our marketing efforts outside this region we could also incur significant costs in an attempt to penetrate other regional or national markets.

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

During the six months ended June 30, 2008 we derived approximately 20% of our revenue from customers in the Medical Device Manufacturing, 19% Industrial Products, 16% from customers in Alternative Fuel, and 40% from customers in Aerospace/Defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 73% of net sales during the three months ended June 30, 2008.

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

WE HAVE DEDICATED COMPANY’S CAPITAL RESOURCES IN THE PURSUIT OF NEW BUSINESS VENTURES WHICH MAY NOT BE PROFITABLE IN THE NEAR FURTURE OR AT ALL AND AS A RESULT THE COMPANY COULD EXPERIENCE OPERATING LOSSES ASSOICATED WITH THE NEW VENTURES.

To provide for long term sustainability and growth, the Company is now leveraging its manufacturing and commercializing competencies, combined with product knowledge to develop its own proprietary products in alternative fuel technologies.  The two major sectors in alternative energy are electricity generation and transportation.  Our research and development efforts have been focused on these two sectors.  In transportation our focus is on power electronics and controllers, which enable vehicles to operate on clean alternative fuels. In power generation our focus is on Hydrogen, distributed power generators, and solar power.  Further more, we recently entered into a letter of intent to purchase the assets of Solar Master Company.  Solar Masters is a solar company dedicated to providing highly innovated solutions by means of solar power through the development of lighting and battery charging products.   There can be no assurance that any of these business ventures may be profitable at any time and may cause the Company to sustain operating losses beyond the capital we have already expended to pursue these ventures.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2008 the company accrued 37,808 shares of common stock for officer compensation, these shares were issued on April 12, 2008.

For the quarter ended June 30, 2008 the company accrued 35,155 shares of common stock for officer compensation, which were un-issued, as of June 30, 2008.

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

Subsequent Issuances

None.

Item 3.

 Defaults Upon Senior Securities

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of

$1,997 and a balloon payment of $33,068 on April 15, 2008. As of June 30, 2008 the outstanding balance was $31,782.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company, borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $77,014. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company, borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. As of June 30, 2008 the outstanding balance was $26,144.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company, borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. As of June 30, 2008 the outstanding balance was $74,018. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – This note was an operating line of credit, secured by the assets of the Company, borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC .  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $52,870. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  As of June 30, 2008 the outstanding balance was $15,944.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.   As of June 30, 2008 the outstanding balance was $124,055.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.

Note Payable – related party, with an effective date of April 30, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on May 31, 2008. As of June 30, 2008 the outstanding balance was $24,600. This note is in default, as of June 30, 2008.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

None.

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

10.47 Employment offer to John Bennett, the Company’s Chief Financial Officer (included as exhibit 10.1 to Form 8-K filed March 26, 2008).

10.48 Letter of intent to acquire the assets of Solar Master Company (Included as exhibit 10.1 to Form 8-K filed July 28, 2008).

10.49 Amended Letter of intent to acquire the assets of Solar Master Company. Attached hereto.

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State  of  California  on  the  13th day  of  August 2008.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

August 13, 2008

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

August 13, 2008

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

August 13, 2008

Barrett Evans

/s/ Kambiz Mahdi

Director

August 13, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

August 13, 2008

_______________________

Jeffrey Conrad