Form 10-K/A
period 2007-12-31
Probe Manufacturing Inc
filed 2008-08-22
CIK 1329606

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

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. The initial lease is for two years with an option to renew for three years at $8,027 per month. The facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630

On May 19, 2008 the Company entered into an amended sublease agreement with Quantum Fuel Systems Technologies Worldwide, Inc.  The term of the sublease agreement has been extended until August 31, 2009.  The total sum of Base Rent and Additional Rent shall be $15,500 per month. The 10,000 sq/ft facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

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
for the years ended December 31

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

 of 61

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS.

PROBE MANUFACTURING, INC.

10-K

Item 8.	FINANCIAL INFORMATION	Page

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
for the year ended December 31

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2007, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

 of 61

Table of Contents                                                                                                        Financial Statements

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  20th day  of  August 2008.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

August 20, 2008

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

August 20, 2008

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

August 20, 2008

Barrett Evans

/s/ Kambiz Mahdi

Director

August 20, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

August 20, 2008

_______________________

Jeffrey Conrad

 of 61