Form 10-K/A
period 2007-12-31
Probe Manufacturing Inc
filed 2008-09-03
CIK 1329606

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

Table of Contents                                                                                                        Financial Statements

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Chief Financial  Officer  concluded  that  our  disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met. Our failure to include Management’s Report on Internal Control over Financial Reporting rendered our disclosure control procedures not effective for the fiscal year 2007.  Management is taking all the necessary steps to rectify the problem and to ensure that our disclosure control and procedures are designed and operated effectively as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

 of 61

Table of Contents                                                                                                        Financial Statements

 SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State  of  California  on  the  2nd day  of  September 2008.

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

 Title

 Date

/s/ Reza Zarif

Chief Executive Officer and Director

September 2, 2008

_______________________

Reza Zarif

/s/ John Bennett

Chief Financial Officer

September 2, 2008

_______________________

John Bennett

/s/ Barrett Evans

_______________________

Director

September 2, 2008

Barrett Evans

/s/ Kambiz Mahdi

Director

September 2, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

September 2, 2008

_______________________

Jeffrey Conrad

 of 61