Form 10-Q
period 2008-09-30
Probe Manufacturing Inc
filed 2008-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 11, 2008 was as follows: 32,638,320

PROBE MANUFACTURING, INC.

10-Q

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2008, and the related statements of operations and cash flows for the three to nine month periods ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

W.T. UNIACK & CO, CPA’s, P.C.

November 13, 2008

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet

	Un-Audited
	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash	$ 21,106	$ 29,490
Accounts receivable - trade - net	867,236	702,052
Inventory	951,329	953,803
Deposits on Inventory	50,937	-
Total Current Assets	1,890,608	1,685,345

Property And Equipment - Net	160,538	211,782

Goodwill	92,220
Total Assets	$ 2,143,366	$ 1,897,127

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable - trade	831,444	600,405
Customer Deposits	38,790	34,829
Accrued Expenses	232,110	280,501
Notes payable - Related Party	-	-
Current Portion of Long Term Debt	745,267	944,267
Total Current Liabilities	1,847,611	1,860,002
Long-Term Debt:
Other long-term debt	323,273	420,261
Notes payable - Related Party	417,161	482,159
Capital lease settlement obligations	301,823	352,002
Less Current portion of Long Term Debt	(745,267)	(944,267)
Net Long-Term Debt	296,990	310,155
Total Liabilities	2,144,601	2,170,157

Stockholders' ( Deficit )
Common Stock to issue, 35,155 and 157,533 shares respectively	-	18,904
Common stock, $.001 par value; 200,000,000 shares authorized; 32,638,320 and 31,196,832 shares issued and outstanding respectively	32,638	31,197
Additional paid-in capital	322,975	160,562
Accumulated deficit	(356,848)	(483,693)
Total Stockholders' ( Deficit )	(1,235)	(273,030)
Total Liabilities And Stockholders' Deficit	$ 2,143,366	$ 1,897,127

See Accountants’ review report

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three and nine month periods ended
September 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2008	2007	2008	2007

Sales	$ 2,022,233	$ 1,566,499	$ 6,018,623	$ 5,251,132
Cost Of Goods Sold	1,625,717	1,161,335	4,575,651	3,886,694
Gross Profit	396,516	405,164	1,442,972	1,364,438

General And Administrative	338,083	310,542	1,020,749	1,064,288
Share Based Compensation	2,058	-	11,985	-
Stock Issued for Services	-	18,904	32,966	56,712
Research and Development	21,093	31,587	140,667	75,378
Net Profit / (Loss) From Operations	35,282	44,131	236,605	168,060

Other Income / (Expenses) - Net	(360)	1,142	(458)	1,142
Gain on Debt Settlement	-	-		324,484
Interest Expense	(29,339)	(42,039)	(109,302)	(114,875)
Net Profit / (Loss) Before Income Taxes	5,583	3,234	126,845	378,811
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 5,583	$ 3,234	$ 126,845	$ 378,811

Per Share Information:
Basic weighted average number
of common shares outstanding	31,896,471	31,056,594	31,695,615	30,936,921

Net Profit / (Loss) per common share	$ 0.0002	$ 0.0001	$ 0.0040	$ 0.0122

Per Share Information:
Diluted, weighted average number
of common shares outstanding	47,677,836	44,951,859	45,890,949	44,596,083

Diluted, Net Profit / (Loss) per common share	$ 0.0001	$ 0.0001	$ 0.0028	$ 0.0085

See Accountants’ review report

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the Nine months ended September 30,

	Unaudited	Unaudited
	2008	2007
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 126,845	$ 378,811
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,244	194,603
Gain on debt settlement	-	(324,484)
Share based compensation	11,985
Stock issued for Services	32,966	56,712
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(165,185)	174,403
(Increase) decrease in inventory	12,973	129,595
(Increase) decrease in other assets	(50,937)	-
(Decrease) increase in accounts payable	235,002	(35,322)
Other (Decrease) increase in accrued expenses	(48,391)	(48,648)
Net Cash provided / (Used) In Operating Activities	206,502	525,670

Cash Flows from Investing Activities
Purchase of property and equipment	-	(125,392)
Investment in Solar Masters	(2,720)
Cash Flows Used In Investing Activities	(2,720)	(125,392)

Cash Flows from Financing Activities
Payments on capital lease settlement obligations	(50,179)	(65,771)
Proceeds / (Payments) on notes payable	(161,987)	(339,321)
Cash Flows Provided / (used) By Financing Activities	(212,166)	(405,092)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,384)	(4,814)

Cash and Cash Equivalents at Beginning of Period	29,490	42,580

Cash and Cash Equivalents at End of Period	$ 21,106	$ 37,766

Supplemental Information:
Interest Paid	$ 89,576	$ 114,875
Income Taxes Paid	$ -	$ -
Stock issued for Investment	$ 100,000

 See Accountants’ review report

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August, we acquired the assets of Solar Masters, LLC, a distributer of solar powered products. Probe Manufacturing's headquarters are located in Lake Forest, California.  Solar Masters is located in Fountain Valley, California.

In the quarter ended September 30, 2008, we had a net profit of $5,583 and a working capital surplus of $42,997.  As of September 30, 2008 we had shareholder deficit of $(1,235).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $126,845 and a working capital surplus of $42,997 for the nine months ended September 30, 2008.  However, the Company had a shareholder deficit of $(1,235) as of September 30, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up managed inventory solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our lines of credit with suppliers and maintain inventory at its lowest value point; however, from time to time inventory levels may increase temporarily due to scheduling issues and acquisition of new customers and/or products;  (iii) by continuing to improve systems and processes across operations and streamlining production lines; (b) renegotiation of credit lines for more attractive terms, as well as increasing our credit lines with suppliers; (c) to increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers; and finally (iii) we are focusing on a more stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  and (d)  acquisition of market ready products to distribute through our wholly owned subsidiary Solar Masters.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows the Company considers all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 84% of accounts receivable at September 30, 2008 and one customer accounted for 65% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the nine months ended, September 30, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of September 30, 2008, the Company had a reserve for potentially obsolete inventory of $240,457.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2008 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2008 were 31,695615.  Fully diluted weighted average common shares and equivalents at September 30, 2008 were 45,890,949.   As of September 30, 2008 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,527,083 additional common shares, which may dilute future earnings per share, which were included in the calculation of  fully diluted weighted average common shares and equivalents.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $21,093 in R&D during the three months ended September 30, 2008 and $140,667 for the nine months ended September 30, 2008. We acquired a 125 KW natural gas distributed power generator and have converted it to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the nine months ended September 30, 2008 we recognized $44,951 of share based compensation which included $11,985 of expense, due to the issuance of our options and warrants, we also had $15,732 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the nine month period ended, September 30, 2008 of $126,845 is offset by previous losses.  As of September 30, 2008 the Company had a net operating loss carry forward of $351,038. The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at September 30, 2008 by major classification were comprised of the following:

	September 30, 2008	December 31, 2007
Raw Material	$ 1,050,717	$ 994,922
Work in Process	133,067	253,969
Finished Goods	8,003	5,403
Total	1,191,786	1,254,294
Less Reserve for excess or obsolete inventory	(240,457)	(300,491)
Total Inventory	$ 951,329	$ 953,803

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at September 30, 2008:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$ 57,044	$ 57,044
Equipment	2,397,325	2,397,325
Leasehold improvements	210,403	210,404
Total	2,664,773	2,664,773
Less accumulated depreciation and amortization	(2,504,235)	(2,452,991)
Net Fixed Assets	$ 160,538	$ 211,782

NOTE 5 – ACCRUED EXPENSES

As of September 30, 2008 the Company had the following accrued expenses:

	September 30, 2008	December 31, 2007
Sales Tax Payable	$ 227	$ 151
Property Tax accrual	8,906	6,693
Accrued Wages	83,477	77,326
Accrued Interest	4,372	5,342
Accrued Professional Fees	34,577	50,500
Accrued Utilities and other rents	15,500	59,317
Accrued Vacation	85,051	81,172
Other Accruals		-
Total Accrued Expenses	$ 232,110	$ 280,501

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

4)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 and $318,841 at September, 2007 and 2008 respectively.

5)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

6)

As of September 30, 2008 the outstanding balance was $301,822

NOTE 8 – NOTES PAYABLE

Note Payable – secured by deed of trust, 12% interest, originally due on September 2006 to Ashford Capital Transition Fund I, LP, and was subsequently extended to March 2006. The balance of $456,000 was paid in full on March 10, 2006.

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $30,774.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $71,670.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of  September 30, 2008 and the outstanding balance was $25,317.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $71,670.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $51,193.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $20,559.

Note Payable – Term note payable, with an effective date of April 23, 2006, payable to Hoa Mai at 15% interest rate, with a 12 month amortization, monthly payments of $ 2,166. As of September 30, 2008 the outstanding balance was $0.

Note Payable – Note payable, with an effective date of February 1, 2008, payable to Hoa Mai at 15% interest rate per annum, due on April 30, 2008. As of September 30, 2008 the outstanding balance was $0.

Note Payable – Note payable, with an effective date of February 8, 2008, payable to Linwood Goddard at 15% interest rate per annum, due on May 30, 2008. As of September 30, 2008 the outstanding balance was $0.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $15,437.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $15,501.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. O n April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 the outstanding balance was $121,319.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $121,823.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date As of September 30, 2008 the note is in default and the outstanding balance was $38,588.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $77,033.

Note Payable – This is a related party term note payable. Borrowings under this term note were at an interest rate of 15%, with 12 months amortization, monthly payments of $2,256 payable to Rufina Paniego. As of September 30, 2008 the outstanding balance was $0.

Note Payable – This is a related party term note payable, with an effective date of February 11, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on April 11, 2008. As of September 30, 2008 the outstanding balance was $0.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of September 30, 2008 the note is in default and the outstanding balance was $27,459.

Note Payable – related party, with an effective date of April 30, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on May 31, 2008. As of September 30, 2008 the balance was $5,975.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of September 30, 2008 the note is in default and the outstanding balance was $11,925. Payments continue through February, 2009.

2) We currently owe the Internal Revenue Service $36,308.for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. for $15,500 per month. On May 19, 2008 we entered into a new extension of the sublease agreement with an effective termination date of August 31, 2009. The facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.

Solar Masters entered into a lease agreement effective September 26, 2008 for a one year lease with rent beginning December 1, 2008.  For approximately 1260 sq ft. of office and warehouse space, the monthly rent is $1273.  The facility is located at 17451 Mr. Herrmann Street, Suite D, Fountain Valley, CA 92708.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of September 30, 2008 we believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

Common Stock transactions:

From June 16, 2004 to April 1, 2005 the Company sold 6,663,750 shares of common stock through a Private Placement Memorandum at $.267 per Share to 49 individuals generating net proceeds of $1,777,000, of which 2,145,000 shares were sold in 2005, generating net proceeds of $572,000.

During 2005 the Company issued 93,354 shares of common stock, in lieu of interest payments at $.267 per share for a total of $24,894.

In February 2006 the Company issued 40,314 shares of common stock, in lieu of interest payments at $.267 per share for a total of $10,751.

In May 2006 the Company issued 49,008 shares of common stock, in lieu of interest payments at $.267 per share for a total of $13,094.

On May 25, 2006 the Company issued 1,500,000 shares of common stock at .033 cents (Market value of shares on that date), for a total of $50,000,  to compensate its directors for services through a stock grant pursuant to Form S-8 in the following amounts:

Name	Amount of Common Stock issued
Kambiz Mahdi	300,000
Reza Zarif	300,000
Barrett Evans	300,000
Jeffrey Conrad	300,000
Dennis Benner	300,000

In August 2006 the Company issued 90,762 shares of common stock, in lieu of interest payments at $.267 per share for a total of $24,205.

In August 2006 the Company issued 35,034 shares of common stock, in lieu of interest payments at $.267 per share for a total of $9,343.

In August 2006 the Company issued 12,615 shares of common stock for officer compensation at $.267 per share for a total of $3,365.

In August 2006 the Company accrued 141,780 shares of common stock for officer compensation at $.033 per share (fair market value at time of accrual) for a total of $4,726. These shares were issued on March 30, 2007.

In September 2006 the Company accrued 87,249 shares of common stock for officer compensation at $ .216 per share (fair market value at time of accrual) for a total of $18,904. These shares were issued on March 30, 2007.

.

In December 2006 the Company accrued 103,110 shares of common stock for officer compensation at $.183 per share (fair market value at time of accrual) for a total of $18,904.  These shares were issued on March 30, 2007.

In July 2006 the Company converted 12,500 shares from Preferred B to Preferred C, 14,040 shares.

In August 2006 the holders of preferred series C elected to convert 14,040 shares into 5,265,000 shares of common stock.

On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 13,417,272 shares of the Company’s common stock.

On March 30, 2007 the Company issued 332,139 shares of common stock for officer compensation.

On June 30, 2007 the Company issued 235,089 shares of common stock for officer compensation for the first and second quarter of 2007.

On October 15, 2007 the Company issued 141,780 shares of common stock for officer compensation for the 3rd quarter of 2007.

On November 5, 2007 the Company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 1,275,000 warrants to purchase 1,275,000 shares of common stock at a price of $.133 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December 31, 2007.

On February 11, 2008, the Company issued 472,599 shares of common stock for officer compensation.

On April 12, 2008, the Company issued 113,424 shares of common stock for officer compensation.

On August 11, 2008 the board of directors of the issuer approved a 3-for-1 forward stock split of its outstanding and issued common stock.  Pursuant to the forward stock split the Company’s issued and outstanding share capital will increase from 10,594,258 shares of common stock to 31,782,774 shares of common stock.  The effective date of the forward stock split will be September 1, 2008.  All computations for common shares and equivalents have been adjusted accordingly.

On August 13, 2008, the Company issued 106,545 shares of common stock for officer compensation..

On September 30, 2008 the Company issued 750,000 shares of its common stock for the purchase of the assets of Solar Masters, Inc.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2008 and December 31, 2007 there were 32,638,320 and 31,196,832 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of August 20, 2006 all Preferred Stock has been converted into Common stock and there are no outstanding Preferred shares as of September 30, 2008.

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

Preferred Series C

Previously there were 14,040 shares of Convertible C Preferred Stock outstanding.   Originally as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C stock shall be converted into a number of shares of Common Stock that is equal to each share divided $0.267 multiplied by 100 (1 divided by $0.267, multiplied by 100).

On August 14, 2006 the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14,040 shares of Preferred Series C were converted into 5,265,000 shares of common stock.

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

Warrants

Series A - Common Stock Warrants:

We currently have 1,222,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (6,114,375 total shares) at $.33 per share.  The Series A Warrants expire on November 15, 2009.

Series B - Common Stock Warrants

We currently have 1,222,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (6,114,375 total shares) at $.50 per share.  The Series B Warrants will expire on May 15, 2010.

Series C – Common Stock Warrants

We currently have 600,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (600,000 total shares) at $.267 per share.  The Series C Warrants expire on November 5, 2010.

Series D – Common Stock warrants

We currently have 1,718,580 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 share of common stock (1,718,580 total shares) at $.133 per share. The Series D Warrants expire on November 5, 2012.

For the year ended December 31, 2007 we recognized $16,607 and for the six months ended June 30, 2008, we recognized $5,811 as share based compensation expense as a result of the issuance of Series D Warrants.

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 666,375 common stock units pursuant to a private placement memorandum at $2.67 per unit to 49 individuals generating net proceeds of $1,777,000.  Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: series A Warrants, for 5 shares at a price of $.33 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2009 and series B Warrants, for 5 shares at a price of $.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2010.  As of September 30, 2008 no warrants were exercised.

On August 14, 2006 the holders of Preferred Series C elected to convert their shares into common stock.  As a result 14, 040 shares of Preferred Series C were converted into 5,265,000 shares of common stock.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B warrant for every Ten (10) shares of common stock received from converting a share of Series C convertible Preferred stock of the Company.

On December 31, 2004 the company issued 300,000 shares of its common stock for services.  Each share of stock issued included two warrants, for a total of 600,000 common share equivalents, which were replaced with series C warrants created, approved and issued on November 5, 2007 by the board of directors.

On November 5, 2007 the company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 1,275,000 warrants to purchase

1,275,000 shares of common stock at a price of .133 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December, 31, 2007.

On April 2, 2008 the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008, the note was in default and the outstanding balance was $20,559.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of September 30, 2008 the note was in default and the outstanding balance was $15,501.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and outstanding balance was $38,588

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $77,033.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $121,823

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42

Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	715,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	5,833,750	0.42
Granted	5,265,000	0.42	1,755,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	7,588,750	0.42
Granted	1,275,000	0.13	425,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	8,013,750	0.38
Granted	443,580	0.13	147,860	0.13
Exercised	-		-
Outstanding June 30, 2008	14,247,330	0.38	8,161,610	0.38

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.12	5,964,375	$0.33
0.50	5,964,375	$0.50	0.63	5,964,375	$0.50
0.27	600,000	$0.27	2.1	600,000	$0.27
0.13	1,275,000	$0.13	4.1	1,275,000	$0.13
0.13	443,580	$0.13	4.35	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to the Company’s 2006 Qualified Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 615,515 shares of common stock in the Company.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.

On February 8, 2007 the Company granted stock options to its key employees, to purchase up to 750,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.   As of December 31, 2007 we had a reduction in the outstanding stock options of 113,523 as a result of employee termination and forfeiture of the options.  As a result the company recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007 and $1,992 for the nine months ended September 30, 2008, with a balance to be expensed over the next three years of $5,977.

On February 28, 2008 the Company granted stock options to a key employee, to purchase up to 300,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.003 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result the company recognized share-based compensation expense in the amount of $4,182 for the nine months ended September 30, 2008, with a balance to be expensed over the next three years of $9,755.

As of September 30, 2008 we had a reduction in the outstanding stock options of 139,431 as a result of employee termination and forfeiture of the options.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the companies authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Jeffrey Conrad is also a venture partner of eFund Capital Partners, LLC. Jeffrey Conrad does not have an equity stake in eFund Capital Partners, LLC.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004. Total payments for the nine months ended September 30, 2008 were $8,000.

On May 25, 2006 the holders of Series B Convertible Preferred Stock exchanged their stock for Series C Convertible Preferred Stock.  Pursuant to the exchange Reza Zarif, our CEO, received 4,500 shares of Series C; Kambiz Mahdi received 4,500 shares of series C; and eFund Capital Partners, LLC received 5,040 shares of series C.  As originally filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.033, which ever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater.  However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.267 multiplied by 100 (1 divided by $0.267, multiplied by 100).

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007. This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008.  As of September 30, 2008 the note was in default and the outstanding balance was $15,437.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $13,383.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, At 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of June 30, 2008. As of September 30, 2008 the note was in default and the outstanding balance was $121,319.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $121,823.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $38,588.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of September 30, 2008 the note was in default and the outstanding balance was $77,033.

NOTE 12 – Acquisition of Solar Masters

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters Company.  The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102719.65.  The company Solar Masters, inc. was formed and is a wholly owned Subsidiary of Probe Manufacturing, Inc. The Assets of Solar Masters included $10500.00 of inventory, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10500.00 in inventory and 92219.65 in goodwill under Solar Masters, Inc.

NOTE 13 – Subsequent Events

On November 4, 2008 The Board of Directors voted to extend the exercise date of the Series A and Series B Warrants held by our shareholders by one year.  Therefore, the new expiration date for Series A will be November 15, 2009 and Series B shall be May 15, 2010.  Pursuant to the Company’s 3-for-1 forward split the Holder or its registered assigns is now entitled to 15 shares fully paid and non-assessable shares of the Company’s Common Stock for cash at a price of $0.33 per share, for every unit that they purchased in the Company’s Private Placement Memorandum.

On October 21, 2008 by an order of the Public Company Accounting Oversight Board ("Board" or "PCAOB") revoked the registration of Jaspers and Hall, P.C. and barring its two partners, Thomas M. Jaspers, CPA and Patrick A. Hall, CPA, from being associated persons of a registered public accounting firm.  Thus, Board of Directors voted on November 10, 2008 to terminate its relationship with its independent auditors.  There were no disagreements with

Jaspers and Hall, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On November 10, 2008 the board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as the issuer’s new independent auditors for the year ended December 31, 2008 and quarterly reviews thereon.

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

Overview

Probe Manufacturing, Inc. was founded in 1995.  Probe is a high quality electronics manufacturing services (EMS) company. We provide a range of engineering, quality manufacturing and integrated supply chain services to companies who design and market electronic products, original equipment manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel and industrial products manufacturers. The Company strives to provide OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters.  Solar Masters is a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102719.65.  The company Solar Masters, inc. was formed and is a wholly owned Subsidiary of Probe Manufacturing, Inc. The Assets of Solar Masters included $10500.00 of inventory, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10500.00 in inventory and 92219.65 in goodwill under Solar Masters, Inc.

The main product line consists of various solar powered barricade lights.  Solar Masters also offers a solar powered battery charger, solar powered outdoor lighting and a solar powered flashlight.  It is the intent of Solar Masters to grow the product line as it seems demand for various other products.  Solar Masters recently made its first sale of solar panels.

Due to the high-cost of research and development, the Company is suspending its research and development of its hydrogen powered generator and is currently deliberating the on the future of its internally developed electronic control unit for alternative fuel cars.

Selected Financial Data

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical results and are not necessarily indicative of future results. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three and nine month periods ended
September 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2008	2007	2008	2007

Sales	$ 2,022,233	$ 1,566,499	$ 6,018,623	$ 5,251,132
Cost Of Goods Sold	1,625,717	1,161,335	4,575,651	3,886,694
Gross Profit	396,516	405,164	1,442,972	1,364,438

General And Administrative	338,083	310,542	1,020,749	1,064,288
Share Based Compensation	2,058	-	11,985	-
Stock Issued for Services	-	18,904	32,966	56,712
Research and Development	21,093	31,587	140,667	75,378
Net Profit / (Loss) From Operations	35,282	44,131	236,605	168,060

Other Income / (Expenses)	(360)	1,142	(458)	1,142
Gain on Debt Settlement	-	-		324,484
Interest Expense	(29,339)	(42,039)	(109,302)	(114,875)
Net Profit / (Loss) Before Income Taxes	5,583	3,234	126,845	378,811
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 5,583	$ 3,234	$ 126,845	$ 378,811

Condensed Consolidated Balance sheet data:
PROBE MANUFACTURING, INC.
Condensed Consolidated Balance sheet
as of
	Un-audited September 30, 2008	December 31, 2007

Working Capital	$ 42,997	$ (174,657)
Total Assets	2,143,366	1,897,127
Long term Debt	417,964	1,789,494
Stockholder Equity	$ (1,235)	$ (273,030)

Plan of Operations:

In the quarter ended September 30, 2008, we had a net profit of $5,583 and a working capital surplus of $42,997.  As of September 30, 2008, we had shareholder deficit of $(1,235).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to continue improving operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up managed inventory solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our lines of credit with suppliers and maintain inventory at its lowest value point; however, from time to time inventory levels may increase temporarily due to scheduling issues and acquisition of new customers and/or products;  (iii) by continuing to improve systems and processes across operations and streamlining production lines; (b) renegotiation of credit lines for more attractive terms, as well as increasing our credit lines with suppliers; (c) to increase revenue; (i) we are acquiring new customers that are a better fit for us, (ii) and we are  growing the business with our existing customers; and finally (iii) we are focusing on a more stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  and (d)  acquisition of market ready products to distribute through our wholly owned subsidiary Solar Masters.

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

Summary of Results:

For the three months ended September 30, 2008 we generated a net profit of $5,583 compared to net profits of $3,234 for the same period in 2007. For the nine month period ended September 30, 2008 we generated a net profit of $126,845 compared to net profit of $378,811 for the same period in 2007.  The higher profits in 2007 were due to one-time discount of $324,330 from one of our capital lease holders.

For the three months ended September 30, 2008 our revenue was $2,022,233 compared to $1,566,499 for the same period in 2007.  For the nine month period ended September 30, 2008 our revenue was $6,018,623 compared to $5,251,132 for the same period in 2007.

For the three months ended September 30, 2008 our cost of goods sold was 80% compared to 74% for the same period in 2007.  For the nine month period ended September 30, 2008 our cost of goods sold was 76% compared to 74% for the same period in 2007.

For the three months ended September 30, 2008 our gross margin was 19.6% compared to 25.8% for the same period in 2007.  For the nine month period ended September 30, 2008 our gross margin was 23.9% compared to 25.9% for the same period in 2007.

For the three month ended September 30, 2008 our SG&A cost was 17% compared to 20% for the same period in 2007.  For the nine month period ended September 30, 2008 our SG&A cost was 17% compared to 20% for the same period in 2007.

In the quarter ended September 30, 2008 we had a net profit of $5,583 and a working capital surplus of $42,997.  Although we improved our total stockholder’s deficit in the quarter by $107,640, we still had shareholder deficit of ($1,235) as of September 30, 2008;

As of September 30, 2008 we had a working capital surplus of $42,997 compared to working capital deficit of ($174,657) as of December 31, 2007 an improvement of $217,654.

Key performance indicators:

Three months ended	Nine months ended
September 30,	September 30,

	2008	2007	2008	2007
Inventory Turns	6.51	5.13	6.49	5.41
Days Sales in Backlog	78	173	79	155
Days Receivables Outstanding	39	46	37	42
Days Payables Outstanding	46	78	42	63

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. For the 3 month ended September 30, 2008 our inventory turns were 6.51 compared to 5.13 for the same period in 2007.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the three months ended September 30, 2008 Days Sales in Backlog was 78 days compared to 173 days for the same period in 2007.

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

Critical Accounting Policies and basis of presentation

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The Company follows United States Generally Accepted Accounting Principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to the Company’s reviewed financial statements.

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows the Company considers all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

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

As of September 30, 2008, the Company had a reserve for potentially un-collectable accounts of $35,212.

Five (5) customers accounted for approximately 84% of accounts receivable at September 30, 2008 and one customer accounted for 65% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of the raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the nine months ended, September 30, 2008 the company wrote off $60,034 of excess inventory against the reserve.  As of September 30, 2008, the Company had a reserve for potentially obsolete inventory of $240,457.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2008 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2008 were 31,695615.  Fully diluted weighted average common shares and equivalents at September 30, 2008 were 45,890,949.   As of September 30, 2008 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,527,083 additional common shares, which may dilute future earnings per share, which were included in the calculation of  fully diluted weighted average common shares and equivalents.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters, Inc.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $21,093 in R&D during the three months ended September 30, 2008 and $140,667 for the nine months ended September 30, 2008. We acquired a 125 KW natural gas distributed power generator and have converted it to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $97,537 of share based compensation which included $21,920 of expense, due to the issuance of our options and warrants. For the nine months ended September 30, 2008 we recognized $44,951 of share based compensation which included $11,985 of expense, due to the issuance of our options and warrants, we also had $15,732 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. The net profit for the nine month period ended, September 30, 2008 of $126,845 is offset by previous losses.  As of September 30, 2008 the Company had a net operating loss carry forward of $351,038. The Company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Consolidated Statement of Operations - Percentage based
for the three and nine month periods ended
September 30, 2008 and 2007 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2008	2007	2008	2007

Sales	100.00%	100.00%	100.00%	100.00%
Cost Of Goods Sold	80.39%	74.14%	76.02%	74.02%
Gross Profit	19.61%	25.86%	23.98%	25.98%

General And Administrative	16.72%	19.82%	16.96%	20.27%
Share Based Compensation	0.10%	0.00%	0.20%	0.00%
Stock Issued for Services	0.00%	1.21%	0.55%	1.08%
Research and Development	1.04%	2.02%	2.34%	1.44%
Net Profit / (Loss) From Operations	1.74%	2.82%	3.93%	3.20%

Other Income / (Expenses)	-0.02%	0.07%	-0.01%	0.02%
Gain on Debt Settlement	0.00%	0.00%	0.00%	6.18%
Interest Expense	-1.45%	-2.68%	-1.82%	-2.19%
Net Profit / (Loss) Before Income Taxes	0.28%	0.21%	2.11%	7.21%
Income Tax Expense
Net Profit / (Loss)	0.28%	0.21%	2.11%	7.21%

Net Sales

For the three months ended September 30, 2008 our revenue was $2,022,233 compared to $1,566,499 for the same period in 2007.  For the nine month period ended September 30, 2008 our revenue was $6,018,623 compared to $5,251,132 for the same period in 2007.  Our revenue increased $455,734 for the quarter ended September 30, 2008 compared to the same period in 2007.  For the nine month period ended September 30, 2008 we experienced an increase in revenue of $767,491 over the same period in 2007. The increase in revenue was the result of additional orders from our customer base.

Major Customers

Our top 5 customers accounted for approximately 87% of our net sales for the nine months ended September 30, 2008 compared to 76%, for the same period in 2007.  We continue to see a positive trend in customer diversification and revenue concentration.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and alternative energy industries.  We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended September 30, 2008 our gross profits were 19.6% from 25.8% in the same period in 2007.   This was caused primarily due to increased direct labor and overtime pay caused by scheduling and additional receiving inspection to address quality issues from our PCB suppliers, as well as increased cost of printed circuit boards due to sourcing them in the US versus overseas due to quality issues.  In addition we scrapped $27,701 of finished assemblies due to quality issues in the raw printed circuit board. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the three months ended September 30, 2008 our SG&A expenses was 17% compared to 20% for the same period in 2007.  The improvements were primarily due to increased efficiency across our operations.

Net Income/ (Loss) from operations

For the three months ended September 30, 2008, our net income from operations was 1.74% compared to 2.82% for the same period in 2007.   This was due to the decrease in Gross profit margin as discussed above.

For the three months ended September 30, 2008 our interest expense was ($29,339) compared to ($42,039) for the same period in 2007.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30,

	2008	2007
Net Cash provided / (Used) In Operating Activities	$ 164,556	$ 525,670
Cash Flows Used In Investing Activities	(2,720)	(125,392)
Cash Flows Provided / (used) By Financing Activities	70,220)	(405,092)
Net (Decrease) Increase in Cash and Cash Equivalents	$ (8,384)	$ (4,814)

For the nine months ended September 30, 2008, we generated net cash from our operating activities of $164,556 compared to generating net cash of $525,670 for same period in 2007.

The following is a summary of certain obligations and commitments as of September 30, 2008 for continuing operations:

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2008	2009	2010	2011	2012
Notes Payable	$ 451,923	$ 242,394	-	-	-

Other Long term debt	20,925	27,308		-	-
Capital Lease Settlement Obligations	17,318	72,377	77,609	83,220	51,296
Total	$ 490,166	$ 342,080	$ 77,609	$ 83,220	$ 51,296

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

10)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 and $301,823 at September 30, 2007 and 2008 respectively.

11)

This resulted in a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

12)

As of September 30, 2008 the outstanding balance was $301,823.

We had a balloon payment of $710,286 in notes payables due on April 15 2008.  We are currently exploring venues to extend the notes and/or pay them off.  We were able to extend $295,608 of the balloon notes by 18 months; leaving $414,678 with balloon payments past due.  All notes including the extended notes are currently in default.  (For detail see section 3. Defaults upon Senior Securities of this document)

Off-balance Sheet Arrangement

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

As of September 30, 2008, we believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Item 1A.  Risk Factors.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $126,845 and a working capital surplus of $42,997 for the nine months ended September 30, 2008.  However, the Company had a shareholder deficit of $(1,235) as of September 30, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to continue generating positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of September 30, 2008, we had current liabilities of $1,847,611. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

During the nine months ended September 30, 2008 we derived approximately 20% of our revenue from customers in the Medical Device Manufacturing, 19% Industrial Products, 16% from customers in Alternative Fuel, and 40% from customers in Aerospace/Defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 73% of net sales during the three months ended September 30, 2008.

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

To provide for long term sustainability and growth, the Company is now leveraging its manufacturing and commercializing competencies, combined with product knowledge to develop its own proprietary products in alternative fuel technologies.  The two major sectors in alternative energy are electricity generation and transportation.  Our efforts have been focused on these two sectors.  In transportation our focus is on power electronics and controllers, which enable vehicles to operate on clean alternative fuels. In power generation our focus is on Hydrogen, distributed power generators, and solar power.  Furthermore, we recently acquired the assets of Solar Masters.  Solar Masters is a solar company dedicated to providing highly innovated solutions by means of solar power through the development of lighting and battery charging products.   There can be no assurance that any of these business ventures may be profitable at any time and may cause the Company to sustain operating losses beyond the capital we have already expended to pursue these ventures.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2008 the company accrued 37,808 shares of common stock for officer compensation, these shares were issued on April 12, 2008.

For the quarter ended June 30, 2008 the company accrued 35,515 shares of common stock for officer compensation, which were issued on August 13, 2008.

On September 30, 2008 the company issued 750,000 shares of its common stock for the purchase of the assets of Solar Masters, Inc.

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

Subsequent Issuances

None.

Item 3.

 Defaults Upon Senior Securities

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $30,774.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $71,670.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $25,317.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $71,670.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $51,193.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $20,559.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 and the outstanding balance was $15,437.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default and the outstanding balance was $15,501.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. O n April 15, 2008 we were unable to meet the balloon payment and the note is in default, as of September 30, 2008 the outstanding balance was $121,319.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $121,823.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date As of September 30, 2008 the note is in default and the outstanding balance was $38,588.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default and the outstanding balance was $77,033.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of September 30, 2008 the note is in default and the outstanding balance was $27,459.

Note Payable – related party, with an effective date of April 30, 2008, payable to Rufina Paniego at 15% interest rate per annum, due on May 31, 2008. As of September 30, 2008 the balance was $5,975.

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

4.11 Amended Series A Warrant Purchase Agreement (included as exhibit 4.1 to Form 8-K filed on November 10, 2008 and incorporated herein by reference).

4.12 Amended Series B Warrant Purchase Agreement (included as exhibit 4.2 to Form 8-K filed on November 10, 2008 and incorporated herein by reference).

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

10.50 Purchase and Sale of Assets Agreement between Solar Masters, LLC and Probe (filed as exhibit 10.1 to Form 8-K dated August 21, 2008 and incorporated herein by reference).

10.51 Lease Agreement for Solar Masters, Inc., our subsidiary (filed herewith).

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State  of  California  on  the  13th day  of  November 2008.

PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/  Barrett Evans

___________________

By:       Barrett Evans

Interim Chief  Executive  Officer

/s/  John Bennett

___________________

By:

John Bennett

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

 Date

/s/ Barrett Evans

Interim Chief Executive Officer and

November 13, 2008

Director

_______________________

Barrett Evans

/s/ John Bennett

Chief Financial Officer

November 13, 2008

_______________________

John Bennett

/s/ Kambiz Mahdi

Director

November 13, 2008

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

November 13, 2008

_______________________

Jeffrey Conrad