Form 10-K
period 2008-12-31
Probe Manufacturing Inc
filed 2009-04-15
CIK 1329606

Table of Contents                                                                                                        Financial Statements

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark  One)

[X]

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.  [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

State issuer's revenues for its most recent fiscal year:  $7,394,610

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity,  as of

December 31, 2008, was approximately $450,000.  The company is currently selling its common equity on the OCTBB.

State the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2008:  32,638,320

1 of 59

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

2 of 59

Table of Contents                                                                                                        Financial Statements

PART I

ITEM 1.  BUSINESS.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  We provide a range of engineering, manufacturing and integrated supply chain services to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel and industrial products manufacturers. The Company provides OEMs with lowest cost of ownership, flexibility, and quality that improves their competitive advantage. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Probe's EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support.  We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment.  Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, Probe builds an Engine Control Unit (ECU) for a customer which is used in alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product.  Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the boards, assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished product is shipped to the customer, who integrates it into their final fuel delivery system and it’s then delivered to the end customer.

The majority of our revenue is driven from manufacturing a mix of complex Printed Circuit Board Assemblies (PCBA), and box build assemblies.  Some examples of our customer’s finished goods products includes Medical devices such as ventilators, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for welding equipment, control units for electric-hybrid drives, portable ultrasound and electro-stimulation therapy equipment, fluid control units for airliners, and devices for defense industry.

We believe that the EMS industry will grow, driven largely by the needs of OEMs to respond to rapidly changing markets and technologies and to reduce product costs. Additionally, we believe that there are significant opportunities for EMS providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize EMS providers.

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to OEM’s use of EMS companies to manufacture their products, rather than internal manufacturing. Historically, EMS companies only manufactured components or sub assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, including collaborative product design services, supply chain management and full box manufacturing.  EMS companies now often participate in designing, manufacturing and testing of complete systems and manage the entire supply chains of their OEM customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and testing, direct order fulfillment, after-sale product service and support and global supply chain management.   Outsourcing demand for advanced manufacturing capabilities, design and engineering services and after-market services continues to grow rapidly. This demand continues to increase for several reasons, including the intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, pressure on OEMs to reduce product costs, and shorter product life cycles. As a result, the number of OEMs that utilize EMS providers as part of their business and manufacturing strategies continues to increase. Utilizing EMS providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of EMS providers, and enables OEMs to concentrate on product research, development, marketing and sales.  We believe that OEMs realize the following benefits through their strategic relationships with EMS providers:

3 of 59

Table of Contents                                                                                                        Financial Statements

• Reduction in Operating Costs and Capital Investment. In the competitive global market, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities, without additional capital expenditures.

• Focus on Core Competencies. The electronics industry is highly competitive and subject to rapid technological change. As a result, OEMs are increasingly focusing their resources on activities and technologies in which they expect to add the greatest value. By offering comprehensive manufacturing services and supply chain management, EMS companies enable OEMs to focus on their core competencies, including next generation product design and development as well as marketing and sales.

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

• Improve Inventory and Purchasing Power. OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, when possible, components arrive on a just-in-time; as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials, and can capitalize on economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. EMS companies’ expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

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

OUR PRODUCTS AND SERVICES

Engineering.  Our approach is to coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services and, in some cases, dedicated production lines for prototypes. These services strengthen our relationships with customers and attract new customers requiring specialized engineering services.     To assist customers with initial design, we offer computer assisted engineering, computer assisted design, engineering for manufacturability, circuit board layout and test development. We also coordinate industrial design and tooling for product manufacturing. After product design, we offer quick-turn prototyping, which means a rapid process of prototyping. During this process, we assist with the transition to production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the cycle from product introduction to production.

4 of 59

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

Assembly and Manufacturing.  Our manufacturing operations include printed circuit board assembly, subsystem assembly, box build and system integration, the process of integrating sub-systems and downloading software before producing a fully configured product. We purchase the printed circuit boards used in our assembly operations from third parties. We employ various inventory management techniques, such as just-in-time, ship-to-stock and auto-replenish, which are programs designed to ensure timely, convenient and efficient delivery of assembled products to our customers. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions.

Testing.  We offer computer-aided, in-circuit testing of assembled printed circuit boards, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board, and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards and systems.

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

5 of 59

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

We currently focus on attracting and servicing customers primarily in Southern California.

6 of 59

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

Our customer accounts are managed by dedicated program managers directly responsible for account management. The program managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. In addition, our executive management is involved in customer relations and devotes significant attention to broadening existing, and developing new customer relationships.

Partnership Approach

Our partnership strategy is to engage potential customers as a total solution to their product life cycle and inventory management.  To do this, we review our customer designs for manufacturability and test, and make recommendations for technology, quality, delivery and cost improvements.  This helps to maintain inventory at its lowest value point.  We also review our customer’s processes to identify value added processes, and reduce redundancy.  This process has been an effective way of integrating our process to customer’s needs and has resulted in improving our customer’s performance.

SUPPLIERS

We currently procure our materials from a limited number of distributors, thus if a shortage of various components were to occur we would be forced to seek other distributors and our cost of goods could impact our revenues and cost of goods.  Our main suppliers of materials include:

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

COMPETITION

7 of 59

Table of Contents                                                                                                        Financial Statements

The EMS industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics.; Express Manufacturing, Inc., and others.  Because of our market’s size and diversity, we do not typically compete for contracts with a discreet group of competitors.  We compete with different companies depending on the type of service and/or geographic area.  Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources.  We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

COMPETITIVE POSITIONING

We believe our primary competitive advantages are integrated services which include design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions throughout the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production and inventory costs. As a result of working closely with our customers and responding promptly to their needs, we become an integral part of their operations. In addition, our business processes are continually being improved for systemic optimization.

STRATEGY

Our strategy is to attract new customers and become profitable by using market-focused expertise and capabilities; and to offer the most competitive vertically-integrated EMS services to our customers. To achieve this goal, we are enhancing our core EMS engineering, manufacturing and procurement/inventory management services with industry-specific expertise.  To ensure long term sustainability, and growth of the company we have initiated new sales activities towards growth markets of the future such as renewable energy technologies.  While we continue to operate our EMS business, we are also trying to increase sales in the renewable energy industry.

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

•

Expand our Vertically-Integrated Service Offering.  One of our core strategies is to continue to expand our vertically-integrated services. We are actively pursuing acquisitions and internal development to strengthen our vertically-integrated capabilities.

•

Expand Our Design and Engineering Capabilities.  We have expanded our design and engineering resources as part of our strategy to offer services that help our OEM customers achieve time-to-market, cost containment and savings for their products. We intend to continue to expand our design and engineering capabilities by expanding our internal design and engineering resources, and by developing, licensing and acquiring technologies.

•

Streamline Business Processes through Continual process improvement. We use a systemic approach to our business processes.  We are committed to improving our systems and processes as fast and as often as we can.

•

Focus on long term sustainability.   We leverage our expertise in new product introduction, procurement and manufacturing to help commercialize new propriety product line.  We believe our recent acquisition of Solar Masters will help diversify our product offering and mitigate market risk.

SOCIAL RESPONSIBILITY

Our corporate commitment to social responsibility practices includes the global community and the environment.  We intend to achieve greater corporate social responsibility by embracing renewable energy for our long term growth and sustainability strategy; and to adhere to the highest ethical standards of practice with our customers, suppliers, partners, employees, communities and investors as well as with respect to our corporate governance policies and procedures, and by providing a safe and quality work environment for our employees.

PERSONNEL

8 of 59

Table of Contents                                                                                                        Financial Statements

We presently have approximately 40 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net loss of $(116,596), generated $129,092 in net cash from operations and improved their total stockholder’s deficit by $30,413 for the year ended December 31, 2008; however, we still had a working capital deficit of $(250,082) and a shareholder deficit of $(242,617) as of December 31, 2008. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2008, we had current liabilities of $1,799,342. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.  We have a number of obligations as outlined below that are currently in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. The electronic manufacturing service or “EMS” industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics; Express Manufacturing, Inc. and others.  Current and prospective customers also evaluate our capabilities against

9 of 59

Table of Contents                                                                                                        Financial Statements

the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

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

10 of 59

Table of Contents                                                                                                        Financial Statements

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

During the twelve months ended December 31, 2008, we derived approximately 42%  of our revenue from customers in the Medical Device Manufacturing, 24%  Industrial Products, 4% from customers in the Semiconductor industry, 12% from customers in Alternative Fuel, and 18% from customers in aerospace/Defense industries.

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

11 of 59

Table of Contents                                                                                                        Financial Statements

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS WITH WHOM WE DO NOT HAVE LONG TERM CONTRACTS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES COULD DECLINE SIGNIFICANTLY.

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 80% of net sales during the twelve months ended December 31, 2008.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

12 of 59

Table of Contents                                                                                                        Financial Statements

ITEM 2.  PROPERTIES.

Facilities

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

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

While we are currently able to service the majority of our creditors, certain creditor/shareholders have threatened potential litigation.  We are in discussions with those creditors and believe that litigation can be avoided.  If we are unable to service our obligations, our creditors could instigate foreclosure proceeding or force the company into bankruptcy.

As of December 31, 2008, we believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

13 of 59

Table of Contents                                                                                                        Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM  5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2008, as reported by the Bloomberg Financial Network, are as follows:

2007 FISCAL YEAR	High	Low
First Quarter	$0.22	$0.17
Second Quarter	$0.17	$0.15
Third Quarter	$0.15	$0.13
Fourth Quarter	$0.14	$0.07

2008 FISCAL YEAR	High	Low
First Quarter	$0.17	$0.03
Second Quarter	$0.17	$0.04
Third Quarter	$0.17	$0.07
Fourth Quarter	$0.12	$0.04

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	368,747	$0.17	284,019

14 of 59

Table of Contents                                                                                                        Financial Statements

Non-Qualified Equity compensation plans approved by security holders	1,050,000	$.13	0
Total	1,418,747	$0.14	284,019

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

RECENT SALES OF UNREGISTERED SECURITIES

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

15 of 59

Table of Contents                                                                                                        Financial Statements

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

On August 13, 2008, the Company issued 105,465 shares of common stock for officer compensation..

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

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2008	2007

Sales	$ 7,394,610	$ 6,882,302
Cost of Goods Sold	5,816,475	5,108,824
Gross Profit	1,578,135	1,773,478

General And Administrative	1,371,895	1,336,290
Share Based Compensation	14,043	21,921
Stock Issued for Services	32,966	75,616
Research and Development	140,667	138,552
Net Profit / (Loss) From Operations	18,564	201,099

Other Income / (Expenses) - Net	(585)	1,485
Gain on Debt Settlement		324,330
Interest Expense	(134,575)	(152,018)
Net Profit / (Loss) Before Income Taxes	(116,596)	374,896
Income Tax Expense	-	-

16 of 59

Table of Contents                                                                                                        Financial Statements

Net Profit / (Loss)	$ (116,596)	$ 374,896

Per Share Information:
Basic weighted average number
of common shares outstanding	31,932,579	31,003,728

Net Profit / (Loss) per common share	$ (0.004)	$ 0.012

Per Share Information:
Diluted, weighted average number
of common shares outstanding	31,932,579	44,921,199

Diluted, Net Profit / (Loss) per common share	$ (0.004)	$ 0.008

PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of December 31,
	2008	2007	2006

Working Capital	$ (250,082)	$ (174,657)	$ (132,688)
Total Assets	1,760,464	1,897,127	2,286,121
Long term Debt	203,739	310,155	930,616
Stockholder Equity	$ (242,617)	$ (273,030)	$ (745,462)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

17 of 59

Table of Contents                                                                                                        Financial Statements

Overview

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

Plan of Operations:

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the year ended December 31, 2008, we had a net loss of $(116,596), a working capital deficit of $(250,082), and we had shareholder deficit of $(242,617).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The company has seen a dramatic drop in revenue beginning in the 4th quarter of 2008 and continuing into 2009.  The company has made significant cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, the company has initiated a major sales push in an attempt to gain new revenue.  We have quoted a significant amount of work, but no guarantees can be made as to whether or not the company will be successful in winning the quoted business or if it will be able to keep its existing business.

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintain inventory at its lowest value point; however, from time to time inventory levels may increase due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we are attempting to renegotiate our lines of credit with agreement(s) that have more attractive terms, as well as increase our credit lines with suppliers; (c) to increase revenue; (i) we are attempting to acquire new customers that are a better fit for us, (ii) and we are trying to grow the business with our existing customers with offering more value added; and finally (iii) we’re attempting to focus on a stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to help sustainability of the company, we’re currently looking at merger and acquisition options while continuing to operate our EMS business.

The future success of the company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to reach profitability and then maintain that profitability.  There can be no assurance that the company will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the company will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

Summary of Results:

For the year ended December 31, 2008, we generated a net loss of $(116,596) compared to net profits of $374,896 for the same period in 2007, net profits of $150,894 for the same period in 2006.

For the year ended December 31, 2008, our revenue increased by 7.4% to $7,394,610 compared to $6,882,302 in the same period in 2007, and a decrease of 26%, compared to the same period in 2006.

For the year ended December 31, 2008, our cost of goods sold was increased to 78.6% from 74% and 75% in the same period in 2007 and 2006.

18 of 59

Table of Contents                                                                                                        Financial Statements

In the twelve month period ended December 31, 2008, our gross margins decreased to 21.4% from 26% and 25% in the same period in 2007 and 2006 respectively.

For the year ended December 31, 2008, our SG&A cost was 18.5% compared to 19% in 2007, and 20% in 2006.

As of December 31, 2008, we had a working capital deficit of ($250,082) compared to a deficit of ($174,657) and ($132,686) for the same period in 2007 and 2006 respectively.  As of December 31 2008, our total stockholders equity improved by $30,413 and $472,433 from December 31, 2007 and 2006 respectively.

Although our revenue increased by 7.4% in 2008, our gross margins decreased and we had a net loss compared to 2007.  Our loss for the year ended December 31, 2008, was primarily due to the increase of cost of goods for a specific customer.  We believe this issue has been resolved at this time.

Key performance indicators:
	Twelve month period ended December 31
	2008	2007	2006
Inventory Turns	6.68	5.5	6.38
Days Sales in Backlog	239	239	159
Days Receivables Outstanding	43	43	39
Days Payables Outstanding	66	66	46

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for the quarter. With the increase in revenues, for the twelve month period ended December 31, 2008, our inventory turns were 6.68 compared to 5.5 and 6.38 in 2007 and 2006 respectively.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the year ended December 31, 2008 Days Sales in Backlog remained consistent at 239 days compared to 2007, and 159 days in 2006.

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

19 of 59

Table of Contents                                                                                                        Financial Statements

the Company.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2008, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 96% of accounts receivable at December 31, 2008 and one customer accounted for 80% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509.  As of December 31, 2008, the Company had a reserve for potentially obsolete inventory of $450,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2008 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2008 were 31,932,579.  Fully diluted weighted average common shares and equivalents at December 31, 2008 were 47,670,826. As of December 31, 2008 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,527,083

20 of 59

Table of Contents                                                                                                        Financial Statements

additional common shares, which may dilute future earnings per share. For the period ended December 31, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $140,667 in R&D during the year ended December 31, 2008 and $138,552 for the year ended December 31, 2007. We acquired a 125 KW natural gas distributed power generator and have converted it to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $21,920 share based compensation expense, due to the issuance of our options and warrants. For the year ended December 31, 2008 we recognized $14,043 of share based compensation which of expense, due to the issuance of our options and warrants.  We also had $13,674 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial

21 of 59

Table of Contents                                                                                                        Financial Statements

reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2008 the Company had a net operating loss carry forward of $600,289. The Company has not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the years ended December 31

	2008	2007	2006
Sales	100.00%	100.00%	100.00%
Cost Of Goods Sold	78.66%	74.20%	75.39%
Gross Profit	21.34%	25.80%	24.61%

General And Administrative	18.55%	19.40%	20.14%
Share Based Compensation	0.64%	1.40%	1.03%
Research and Development	1.90%	2.00%	0.00%
Net Profit From Operations	0.25%	4.30%	4.47%

Other Income / (Expenses)	-0.01%	0.02%	-0.40%
Interest Expense	-1.82%	-2.20%	-2.44%
Net Profit Before Income Taxes	-1.58%	5.40%	1.62%
Income Tax Expense	0.00%	0.00%	0.00%
Net Profit	-1.58%	5.40%	1.62%

Net Sales

For the year ended December 31, 2008, our revenue increased by 7.4% to $7,394,610 compared to $6,882,302 in the same period in 2007.   The increase in revenue was the result of increased orders from existing customers and acquiring new ones.  We have recently seen a dramatic decrease in revenue from existing customers and have experienced the loss of some customers.

Major Customers

Our top 5 customers accounted for approximately 96% of our net sales for the year ended December 31 2008, compared to 64%, 86%, and 85% for the same period in 2007, 2006 and 2005 respectively. In addition, the top 3 customer concentration increased to 85% for the year ended December 31, 2008, compared to 49%, 69% and 78% in the same period in 2007, 2006 and 2005 respectively.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and clean energy industries. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be insured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2008, our gross profits decreased to 21% from 26% , 25% and 22% in the same period in 2007, 2006 and 2005 respectively.   This decrease is primarily due to increased cost of goods related to one customer.   Our

22 of 59

Table of Contents                                                                                                        Financial Statements

gross profits and/or losses vary from period to period and are affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2008, our SG&A expenses was 18.5% consistent when compared to 19% for the same period in 2007, and improved from 20%  for the same period in 2006 respectively.    While we had higher revenue in 2008 over 2007 the SG&A costs remained consistent on a percentage basis year over year.

In May 2006, we issued 1,500,000 shares of common stock, valued at $.03 ($50,000) to our Board of Directors for services and in March 2007, we paid a one-time charge of $37,000 in late fees and payments to terminate our lease from Costa Mesa facility.  Both of these expenses were booked under SG&A expense.

Net Income/ (Loss) from operations

For the year ended December 31, 2008, our net income from operations was 0.25% compared to 3% in 2007, and 4% in 2006.

For the year ended December 31, 2008, we reduced our interest expense to $134,575 from $152,018 for the same period in 2007.

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	2008	2007	2006
Net Cash provided / (Used) In Operating Activities	$ 129,092	$ 668,293	$ 608,028
Cash Flows Used In Investing Activities	(2,720)	(131,790)	(214,025)
Cash Flows Provided / (used) By Financing Activities	(146,108)	(549,593)	(351,043)
Net (Decrease) Increase in Cash and Cash Equivalents	$ (19,736)	$ (13,090)	$ 42,580

We generated net cash from our operating activities of $93,967 for the year ended December 31, 2008, compared to $668,293 for the year ended December 31 2007, and compared to $608,028 for the year ended December 31, 2006.

We reduced debt by $251,991 for the year ended December 31, 2008, compared to $874,077 for the year ended December 31 2007. And compared to $351,423 for the year ended December 31 2006.  Of our debt reduction in 2007 $324,484 resulted from gains in renegotiating our lease obligation with CIT.

The following is a summary of certain obligations and commitments as of December 31, 2008, for continuing operations:

Capital Requirements for long-term Obligations	2009	2010	2011	2012
Notes Payable	$ 678,072	-	-	-
Other Long term debt	48,233	-	-	-
Capital Lease Settlement Obligations	72,377	77,609	83,220	51,296
Total	$ 798,682	$ 77,609	$ 83,220	$ 51,296

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

23 of 59

Table of Contents                                                                                                        Financial Statements

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

6)

As of December 31, 2008 the outstanding balance was $284,504

We are currently in default on a number of Notes.  Please see Note 8 to Item 8 below.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

24 of 59

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Item 8.	Consolidated Financial Statements and Supplementary Data	Page

25 of 59

Table of Contents                                                                                                        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 14, 2009

Board of Directors

Probe Manufacturing, Inc.

We have audited the accompanying consolidated balance sheet of Probe Manufacturing, Inc.(the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $1,549,260 and current liabilities of $2,064,135.  In addition, the Company has an accumulated deficit of $600,289 and is dependent on the deferral of loans and interest payments along with reductions in headcount to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W. T. Uniack & Co. CPA’s P.C.

Certified Public Accountants

26 of 59

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet
as of December 31,

	2008	2007
Assets
Current Assets:
Cash	$ 9,754	$ 29,490
Accounts receivable - trade - net	700,490	702,052
Inventory	786,416	953,803
Deposits on Inventory	52,600	-
Total Current Assets	1,549,260	1,685,345

Property And Equipment - Net	143,610	211,782

Goodwill	67,594
Total Assets	$ 1,760,464	$ 1,897,127

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 105,882	$ -
Accounts payable - trade	668,464	600,405
Customer Deposits	31,540	34,829
Accrued Expenses	194,764	280,501
Notes payable - Related Party	-	-
Current Portion of Long Term Debt	798,692	944,267
Total Current Liabilities	1,799,342	1,860,002
Long-Term Debt:
Other long-term debt	302,979	420,261
Notes payable - Related Party	414,948	482,159
Capital lease settlement obligations	284,504	352,002
Less Current portion of Long Term Debt	(798,692)	(944,267)
Net Long-Term Debt	203,739	310,155
Total Liabilities	2,003,081	2,170,157

Stockholders' ( Deficit )
Common Stock to issue, 0 and 472,599 shares respectively	-	18,904
Common stock, $.001 par value; 200,000,000 shares authorized; 32,638,320 and 31,196,832 shares issued and outstanding respectively	32,638	31,197
Additional paid-in capital	325,033	160,562
Accumulated deficit	(600,288)	(483,693)
Total Stockholders' ( Deficit )	(242,617)	(273,030)
Total Liabilities And Stockholders' Deficit	$ 1,760,464	$ 1,897,127

The accompanying footnotes are an integral part of these financial statements

27 of 59

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2008	2007

Sales	$ 7,394,610	$ 6,882,302
Cost of Goods Sold	5,816,475	5,108,824
Gross Profit	1,578,135	1,773,478

General And Administrative	1,371,895	1,336,290
Share Based Compensation	14,043	21,921
Stock Issued for Services	32,966	75,616
Research and Development	140,667	138,552
Net Profit / (Loss) From Operations	18,564	201,099

Other Income / (Expenses) - Net	(585)	1,485
Gain on Debt Settlement		324,330
Interest Expense	(134,575)	(152,018)
Net Profit / (Loss) Before Income Taxes	(116,596)	374,896
Income Tax Expense	-	-
Net Profit / (Loss)	$ (116,596)	$ 374,896

Per Share Information:
Basic weighted average number
of common shares outstanding	31,932,579	31,003,728

Net Profit / (Loss) per common share	$ (0.003)	$ 0.012

Per Share Information:
Diluted, weighted average number
of common shares outstanding	31,932,579	44,921,199

Diluted, Net Profit / (Loss) per common share	$ (0.003)	$ 0.008

The accompanying footnotes are an integral part of these financial statements

28 of 59

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
as of December 31, 2008

	Preferred Stock A $1,000 Stated Value		Preferred Stock B $100 Stated Value		Preferred Stock C No Par		Common Stock .001 Par		Shares to be Issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit Totals
Balance, December 31, 2004	440	$ 440,000	12,500	$ 1,250,000	-	$ -	7,839,375	$ 7,839			$(2,334,899)	$ (375,378)	$(1,012,438)
Stock issued for cash							2,145,000	2,145			569,855		572,000
Stock issued in lieu of Interest payments							93,354	93			24,801		24,894
Net Loss								-				(634,105)	(634,105)
Balance 12/31/05	440	440,000	12,500	1,250,000	-	-	10,077,729	10,078			(1,740,243)	(1,009,483)	(1,049,649)

Stock Issued in lieu of Interest Payments							215,208	215	-	-	57,179	-	57,394
Stock Issued for compensation - Reza							12,615	13	332,139	42,533	3,353	-	45,899
Stock issued for Services							1,500,000	1,500			48,500		50,000
Stock Converted from Prefered B to Preferred C			(12,500)	(1,250,000)	14,040	1,404,000					(154,000)	-	-
Series C Conversion @ .80					(14,040)	(1,404,000)	5,265,000	5,265			1,398,735		-
Series A Conversion shares @ 44%	-440	(440,000)					13,417,272	13,417			426,583		0
													-
Net Income 2006												150,894	150,894
Balance 12/31/06	-	-	-	-	-	-	30,487,824	30,488	332,139	42,533	40,107	(858,589)	(745,462)

Stock issued compensation - Reza							332,139	332	(332,139)	-42533	42200.861		-
Stock to be issued for compensation - Reza									109,062	18904			18,904
Stock to be issued for compensation - Reza									126,027	18904			18,904
Stock to be issued for compensation - Reza .40									141,780	18,904			18,904
							235,089	235	(235,089)	(37,808)	37,573		0
Stock Issued

29 of 59

Table of Contents                                                                                                        Financial Statements

for compensation - Reza @							141,780	142	(141,780)	(18,904)	18,762		(0)
									472,599	18,904			18,904
Share Based compensation											21,920		21,920

Net Profit 2007												374,896	374,896
Balance 12/31/2007	-	$ -	-	$ -	-	$ -	31,196,832	$ 31,197	472,599	$ 18,904	$ 160,563	$ (483,693)	$ (273,030)

Stock issued for Services							472,599	473	(472,599)	(18,904)	18,431		(0)
Stock to be issued for compensation - Reza .50									113,424	18,904			18,904
Share based Comp - W&O									-		2,058		2,058
Stock issued for Services							113,424	113	(113,424)	(18,904)	18,791		-
Stock to be issued for compensation - Reza .50									105,465	14,062			14,062
Share based Comp - W&O									-		5,811		5,811
Share based Option Amortization											2,058		2,058
Stock issued for Services							105,465	105	(105,465)	(14,062)	13,957		-
Date the stock was split
Stock to be issued for compensation - Reza .50													-
Share based Comp - W&O													-
Share based Option Amortization											2,058		2,058
Shares issued for Solar Masters Assets							750,000	750			99,250		100,000
Share based Option Amortization											2,058		2,058
													-
Net Profit 2008												(116,596)	(116,596)
Solar Masters Profit												-	-
													-
Balance 12/31/08	-	$ -	-	$ -	-	$ -	32,638,320	$ 32,638	-	$ -	$ 325,034	$ (600,289)	$ (242,617)

The accompanying footnotes are an integral part of these financial statements

30 of 59

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2008	2007
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (116,596)	$ 374,896
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	68,172	237,851
Gain on debt settlement	-	(324,484)
Share based compensation	14,043	21,921
Stock issued for Services	32,966	75,616
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,562	200,715
(Increase) decrease in inventory	167,387	69,128
(Increase) decrease in other assets	(52,600)	-
(Decrease) increase in accounts payable	68,059	(29,194)
(Decrease) increase in customer deposits	(3,289)	34,829
Other (Decrease) increase in accrued expenses	(85,737)	7,015
Net Cash provided / (Used) In Operating Activities	93,967	668,293

Cash Flows from Investing Activities
Purchase of property and equipment	-	(131,790)
Investment in Solar Masters	(2,720)	-
Cash Flows Used In Investing Activities	(2,720)	(131,790)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	105,882	-
Payments on capital lease settlement obligations	(67,497)	(81,922)
Stock issued for Solar Masters Assets	35,125
Proceeds / (Payments) on notes payable	(184,493)	(467,671)
Cash Flows Provided / (used) By Financing Activities	(110,983)	(549,593)

Net (Decrease) Increase in Cash and Cash Equivalents	(19,736)	(13,090)

Cash and Cash Equivalents at Beginning of Period	29,490	42,580

Cash and Cash Equivalents at End of Period	$ 9,754	$ 29,490

Supplemental Information:
Interest Paid	$ 137,403	$ 152,834
Income Taxes Paid	$ -	$ -
Stock issued for Investment	$ 100,000	$ -

31 of 59

Table of Contents                                                                                                        Financial Statements

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

For the year ended December 31, 2008, we had a net loss of $(116,596) and a working capital deficit of $(250,082).  As of December 31, 2008 we had a shareholder deficit of $(242,617).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the year ended December 31, 2008, we had a net loss of $(116,596), a working capital deficit of $(250,082), and we had shareholder deficit of $(242,617).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations:

The company had a net loss of $(116,596), generated $18,564 in net cash from operations and improved their total stockholder’s deficit by $30,413 for the year ended December 31, 2008.  However, we still had a working capital deficit of $(250,082) and a total shareholder deficit of $(242,617) as of December 31, 2008. Therefore the ability of the company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The company has seen a dramatic drop in revenue beginning in the 4th quarter of 2008 and continuing into 2009.  The company has made significant cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, the company has initiated a major sales push in an attempt to gain new revenue.  We have quoted a significant amount of work, but no guarantees can be made as to whether or not the company will be successful in winning the quoted business or if it will be able to keep its existing business.

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) re-negotiating direct material cost with all of our suppliers, (ii) by setting up Managed inventory Solutions, such as bonded inventory levels and auto-release programs with our major suppliers, whereby they maintain stock at their facilities and deliver “Just-in-Time”.  This will improve the utilization of our line of credits with suppliers and maintain inventory at its lowest value point; however, from time to time inventory levels may increase due to scheduling issues and acquisition of new customers and/or products;  (iii) by improving all systems and processes across operations and streamlining production lines; (b) we are attempting to renegotiate our lines of credit with agreement(s) that have more attractive terms, as well as increase our credit lines with suppliers; (c) to increase revenue; (i) we are attempting to acquire new customers that are a better fit for us, (ii) and we are trying to grow the business with our existing customers with offering more value added; and finally (iii)

32 of 59

Table of Contents                                                                                                        Financial Statements

we’re attempting to focus on a stable customer base such as medical device, aerospace, and alternative fuel industries that have a better chance of  maintaining their manufacturing in Southern California instead of moving it to low cost and offshore regions;  (e)  to help sustainability of the company, we’re currently looking at merger and acquisition options while continuing to operate our EMS business.

The future success of the company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to reach profitability and then maintain that profitability.  There can be no assurance that the company will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the company will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2008.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2008, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 96% of accounts receivable at December 31, 2008 and one customer accounted for 80% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand

33 of 59

Table of Contents                                                                                                        Financial Statements

inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509.  As of December 31, 2008, the Company had a reserve for potentially obsolete inventory of $450,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2008 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2008 were 31,932,579.  Fully diluted weighted average common shares and equivalents at December 31, 2008 were 47,670,826. As of December 31, 2008 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,527,083 additional common shares, which may dilute future earnings per share. For the period ended December 31, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $140,667 in R&D during the year ended December 31, 2008 and $138,552 for the year ended December 31, 2007. We acquired a 125 KW natural gas distributed power generator and have converted it to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris

34 of 59

Table of Contents                                                                                                        Financial Statements

project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the year ended December 31, 2007 we recognized $21,920 share based compensation expense, due to the issuance of our options and warrants. For the year ended December 31, 2008 we recognized $14,043 of share based compensation which of expense, due to the issuance of our options and warrants.  We also had $13,674 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2008 the Company had a net operating loss carry forward of $600,289. The Company has not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories at December 31, 2008 by major classification were comprised of the following:

	December 31, 2008	December 31, 2007
Raw Material	$ 1,036,258	$ 994,922
Work in Process	68,170	253,969
Finished Goods	6,208	5,403
Total	1,110,637	1,254,294

35 of 59

Table of Contents                                                                                                        Financial Statements

Less Reserve for excess or obsolete inventory	(450,000)	(300,491)
Total Inventory	$ 660,637	$ 953,803

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at December 31, 2008:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$ 57,044	$ 57,044
Equipment	2,397,325	2,397,325
Leasehold improvements	210,404	210,404
Total	2,664,773	2,664,773
Less accumulated depreciation and amortization	(2,521,163)	(2,452,991)
Net Fixed Assets	$ 143,610	$ 211,782

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2008 the Company had the following accrued expenses:

	December 31,2008	December 31, 2007
Sales Tax Payable	$ 1,639	$ 151
Property Tax accrual	-	6,693
Accrued Wages	49,248	77,326
Accrued Interest	2,512	5,342
Accrued Professional Fees	37,000	50,500
Accrued Utilities and other rents		59,317
Accrued CEO Compensation	45,000
Accrued Vacation	59,365	81,172
Total Accrued Expenses	$ 194,764	$ 280,501

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

$600,000 if paid by June 25, 2006

$650,000 if paid by December 25, 2006

$700,000 if paid by June 25, 2007

On June 1, 2007 an amended forbearance agreement was entered into:

36 of 59

Table of Contents                                                                                                        Financial Statements

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

10)

The Company imputed interest at 7% over the term of the payments, which resulted in a present value of $384,025 and a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

11)

As of December 31, 2008 the outstanding balance was $284,504

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $29,594.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008, the outstanding balance was $71,632.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default. As of December 31, 2008, the outstanding balance was $24,330.43.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $69,252.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December31, 2008, the outstanding balance was $50,583.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 31, 2008 the note is in default and the outstanding balance was $17,735.

37 of 59

Table of Contents                                                                                                        Financial Statements

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $13,809.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of December 31, 2008 the outstanding balance was $12,801.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $120,648.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 31, 2008 the note was in default and the outstanding balance was $123,469.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 31, 2008, the note was in default and the outstanding balance was $37,713.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 31, 2008, the note was in default and the outstanding balance was $79,274.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of December 31, 2008, the note was in default and the outstanding balance was $27,237.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of December 31, 2008, the note was in default and outstanding balance was $11,925.

38 of 59

Table of Contents                                                                                                        Financial Statements

2) We currently owe the Internal Revenue Service $27,926 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

Solar Masters entered into a lease agreement effective September 26, 2008 for a one year lease with rent beginning December 1, 2008.  For approximately 1260 sq ft. of office and warehouse space, the monthly rent is $1273.  The facility is located at 17451 Mt. Herrmann Street, Suite D, Fountain Valley, CA 92708.

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of December 31, 2008 we believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

39 of 59

Table of Contents                                                                                                        Financial Statements

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

On August 13, 2008, the Company issued 105,465 shares of common stock for officer compensation..

40 of 59

Table of Contents                                                                                                        Financial Statements

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

41 of 59

Table of Contents                                                                                                        Financial Statements

Convertible Preferred stock of the Company.  This series A and B Warrants are pursuant to the terms and conditions of the Company’s Series A and B warrant agreement as amended.

Preferred Series C

Previously there were 14,040 shares of Convertible C Preferred Stock outstanding.   Originally as filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.10, whichever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater. However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C stock shall be converted into a number of shares of Common Stock that is equal to each share divided $0.267 multiplied by 100 (1 divided by $0.267, multiplied by 100).

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

Warrants

Series A - Common Stock Warrants:

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.33 per share.  The Series A Warrants expire on November 15, 2009.

Series B - Common Stock Warrants

We currently have 1,192,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.50 per share.  The Series B Warrants will expire on May 15, 2010.

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

For the year ended December 31, 2007 and 2008 we recognized share based compensation expense of $21,921 and $14,403 from the issuance of options and Warrants

Warrants Activity for the Period and Summary of Outstanding Warrants

From June 16, 2004 to April 1, 2005 the Company sold 666,375 common stock units pursuant to a private placement memorandum at $2.67 per unit to 49 individuals generating net proceeds of $1,777,000.  Each Unit consists of ten (10) shares of common stock.  In addition, each unit entitles the holder to purchase a total of 10 shares of Probe Common Stock through the exercise of Warrants as follows: series A Warrants, for 5 shares at a price of $.33 per share which would expire on November 16, 2005, which has been subsequently extended to November 15, 2009 and series B Warrants, for 5 shares at a price of $.50 per share which would expire on May 16, 2005, which was subsequently extended to May 15, 2010.  As of December 31, 2008 no warrants were exercised.

42 of 59

Table of Contents                                                                                                        Financial Statements

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

On April 2, 2008 the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008, the note was in default and the outstanding balance was $17,335.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 31, 2008 the note was in default, with an outstanding balance of $12,801.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default with outstanding balance of $37,713.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default with an outstanding balance of $79,274.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default with an outstanding balance of $123,469.

A summary of warrant activity for the periods is as follows:

43 of 59

Table of Contents                                                                                                        Financial Statements

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	715,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	5,833,750	0.42
Granted	5,265,000	0.42	1,755,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	7,588,750	0.42
Granted	1,275,000	0.13	425,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	8,013,750	0.38
Granted	443,580	0.13	147,860	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	8,161,610	0.38

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.87	5,964,375	$0.33
0.50	5,964,375	$0.50	1.38	5,964,375	$0.50
0.27	600,000	$0.27	1.85	600,000	$0.27
0.13	1,275,000	$0.13	3.7	1,275,000	$0.13
0.13	443,580	$0.13	4.1	443,580	$0.13
Total	14,247,330			14,247,330

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

44 of 59

Table of Contents                                                                                                        Financial Statements

On February 8, 2007 the Company granted stock options to its key employees, to purchase up to 750,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.   As of December 31, 2007 we had a reduction in the outstanding stock options of 113,523 as a result of employee termination and forfeiture of the options.  As a result the company recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007 and $2,657 for the year ended December 31, 2008, with a balance to be expensed over the next three years of $5,313.

On February 28, 2008 the Company granted stock options to a key employee, to purchase up to 300,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.003 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result the company recognized share-based compensation expense in the amount of $5,574 year ended December 31, 2008, with a balance to be expensed over the next three years of $8,361.

As of December 31, 2008 we had a reduction in the outstanding stock options of 247,767 as a result of employee termination and forfeiture of the options.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors. Total payments for the year ended December 31, 2008 were $10,162.

On May 25, 2006 the holders of Series B Convertible Preferred Stock exchanged their stock for Series C Convertible Preferred Stock.  Pursuant to the exchange Reza Zarif, our CEO, received 4,500 shares of Series C; Kambiz Mahdi received 4,500 shares of series C; and eFund Capital Partners, LLC received 5,040 shares of series C.  As originally filed on May 25, 2006 each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided by the average of the 3 lowest intraday bids in the twenty (20) days prior to conversion or $0.033, whichever is greater, multiplied by 100 (1 divided by x, multiplied by 100), or 125 shares per Series C, whichever is greater.  However, on August 07, 2006 the terms of Series C were amended as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.267 multiplied by 100 (1 divided by $0.267, multiplied by 100).

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

Related Party – Notes payable

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of December 31, 2008, the note was in default and the outstanding balance was $27,237.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007. This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  On April 15, 2008 we were unable to meet the balloon payment.  As of December 31, 2008 the note was in default and the outstanding balance was $13.809.

45 of 59

Table of Contents                                                                                                        Financial Statements

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default and the outstanding balance was $12,801.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the note was in default and the outstanding balance was $120,468.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default and the outstanding balance was $123,469.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default and the outstanding balance was $37,713.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of December 30, 2008 the note was in default and the outstanding balance was $79,274.

NOTE 12 – Acquisition of Solar Masters

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters Company.  The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102719.65.  The company Solar Masters, inc. was formed and is a wholly owned Subsidiary of Probe Manufacturing, Inc. The Assets of Solar Masters included $10,125 of inventory, $25,000 in deposits paid by the previous owner on the container of product the web site, the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was as follows:

Inventory	10,125.00
Deposit on Container	25,000.00
Goodwill	67,594.65

NOTE 13 – Subsequent Events

Unaudited

The Company has experienced a dramatic decrease in Sales from its customers.  Based on the current sales forecast, we are expecting 2009 sales of approximately half of our sales for 2008.  The company has made a major push to secure new accounts to offset the decrease in sales.  While there can be no assurance that sales efforts will be successful, the company is

46 of 59

Table of Contents                                                                                                        Financial Statements

focused on securing new business.  As a result of the drop in sales, the company has made a series of layoffs in order to cut costs and manage its resources as efficiently as possible.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

▪

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

47 of 59

Table of Contents                                                                                                        Financial Statements

Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER  INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age,  and positions  for  the  past  five  years  as of April 14, 2009, of our executive officers  and directors. Members of the board are elected and serve for one year

NAME

AGE

POSITION

Kambiz Mahdi

46

Director

Reza Zarif

51

Former Chief Executive Officer, Former Director

Barrett Evans

37

Chief Executive Officer, Director

Jeffrey Conrad

35

Director

John Bennett

48

Chief Financial Officer

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

KAMBIZ MAHDI is a co-founder and a member of our board of directors.  Mr. Mahdi was the Technical Sales Manager for six years with Future Electronics, a billion dollar electronics distributor. While at Future Electronics, Mr. Mahdi developed technical management leadership and management tools for their highest technology customers and applications.  Mr. Mahdi has a BS degree in Electrical Engineering.

REZA ZARIF is a co-founder, former director and our former chief executive officer.  Mr. Zarif was responsible for all operational activities as well as developing and guiding the company's vision and cultural values.  Prior to Probe, Mr. Zarif was at Graphtec Incorporated of Japan for 7 years where he was responsible for transferring manufacturing and associated technologies from Japan to the United States.  Mr. Zarif has a BA and MA in Cultural Anthropology and earned the status of "Summa Cum Laude" at the University of California, Irvine.

BARRETT EVANS has been our director since July 15, 2004. Mr. Evans is our current chief executive officer.  Mr. Evans is eFund Capital Partner's Managing Partner.  Mr. Evans has been involved in private equity, corporate restructuring and investment banking since 1990.  At eFund Capital Partners, Mr. Evans has utilized his institutional contacts to help fund numerous start-up companies and has advised these companies on a wide range of issues including raising capital, securing management and overall business strategy. Mr. Evans received his Bachelor's degree from the University of California, Santa Barbara. He also serves as a director for Abviva, Inc. and several private companies from time to time.

48 of 59

Table of Contents                                                                                                        Financial Statements

JEFFREY CONRAD has been our director since July 15, 2004 and currently serves as the Secretary of the Company and as corporate counsel to the Company.  Mr. Conrad is a securities attorney and is venture partner of eFund Capital Partners, LLC.  He has accumulated successful experience in all facets of investment banking including portfolio management, mergers and acquisitions, financial analysis, restructuring and legal analysis.  He was formerly with Gibson, Dunn and Crutcher and Universal Pictures.  Mr. Conrad is a graduate of the University of California, Los Angeles and received his Juris Doctorate degree from Loyola Law School. Mr. Conrad is an active member of the State Bar of California.  Mr. Conrad also serves as a director to Abviva, Inc.

JOHN BENNETT has been with the company for 4 years. Mr. Bennett joined the company as the controller and was promoted to the Chief financial officer in 2007.  Mr. Bennett was formerly with Aim Technologies, Inc. for 5 years as the Chief financial officer and previously with Electritek, Inc for 10 years as the Chief financial officer.  Mr. Bennett has a Bachelors of Science in accounting from Mesa College and a Masters of Science in Finance from University of Colorado.

BOARD OF DIRECTORS

We currently have three members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.  On April 13, 2006, Mr. Reza Zarif our director and former chief executive officer resigned from the board of directors to pursue other interests.

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

		Executive Compensation

			Annual compensation				Long-term Compensation
Name	Position	Year	Salary	Bonus	Other	Share Based	Restricted Stock Awards	Options / SARs
Barrett Evans	Chief Executive Officer and Director	2008	60,000	-	-	-	-	-

49 of 59

Table of Contents                                                                                                        Financial Statements

Reza Zarif	Chief Executive Officer and Director	2005	175,000	-	-	-		-	-
		2006	175,000	-	-	45,898		-	-
		2007	175,000	-	-	75,000		-	-
		2008	116,667			32966

John Bennett	Chief Financial Officer	2005	78,000	-	-	-		-	-
		2006	90,000	-	-	-		-	-
		2007	110,000	-	-	-		-	7,600
		2008	135,899	-	-	-	-	-	13,935

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

On September 4, 2008 the board of directors of the issuer decided not to renew the month-month employment agreement of Reza Zarif, our Chief Executive Officer effective September 7, 2008.  As a result, Mr. Zarif has left the Company to pursue other opportunities.  Mr. Zarif will remain on the board of directors of the Company.  On September 18, 2008, Mr. Zarif resigned from the Board of Directors.

On September 8, 2008 the Company entered into an Executive Consulting Agreement with Barrett Evans to act as the Company’s interim Chief Executive Officer.  Mr. Evans shall receive a Base Salary at an annual rate of One Hundred Seventy Five Thousand Dollars ($175,000), payable on the 1st and 15th of the month.  All compensation payable to Evans hereunder shall be paid on an independent contractor basis.

DIRECTOR COMPENSATION

We currently have three members on our board of directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the board of directors on an annual basis and serve until their

50 of 59

Table of Contents                                                                                                        Financial Statements

successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

We currently reimburse directors for travel expenses associated with their work for the company but our directors currently do not receive any other compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The  following  table  sets  forth certain information concerning the beneficial ownership  of  our outstanding classes of stock as of December 31, 2008, by each person  known  by us to (i) own beneficially more than 5% of each class, (ii) by each  of  our  Directors  and  Executive Officers and (iii) by all Directors and Executive  Officers  as  a  group.  Unless  otherwise  indicated  below,  to our knowledge,  all  persons listed below have sole voting and investment power with respect  to  their shares of common stock except to the extent that authority is shared  by  spouses  under  applicable  law.

The number of shares of common stock issued and outstanding on December 31, 2008 was 32,638,320 shares. The calculation of percentage ownership for each listed beneficial  owner  is based upon the number of shares of common stock issued and outstanding on December 31, 2008, plus shares of common stock subject to options / warrants held  by  such  person  on  December  31,  2008  and  exercisable within 60 days thereafter.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership (1)
Reza Zarif (2)	8,701,590	18.96%
Kambiz Mahdi (3)	7,507,368	16.35%
eFund Capital Partners, LLC (5)	6,726,777	14.65%
Ashford Capital, LLC (6)	2,524,911	5.50%
Barrett Evans (5)	300,000	0.65%
Jeffrey Conrad (4)	300,000	0.65%
Total	26,060,646	55.77%

Total of All officers and directors	23,535,735	50.37%

(1)

The percentage of ownership includes shares underlying other classes of securities held by the individuals, Series A, Series B, Series C and Series D Warrants which can be converted into common stock within 60 days of this offering.

(2)

Reza Zarif is our former chief executive officer and a former director of ours.  Mr. Zarif has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.  Mr. Zarif acquired his shares as a founder of Probe.

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

(5)

The managing member of eFund Capital Partners, LLC is Barrett Evans.  Mr. Evans has authority regarding the portfolio management decisions with respect to the shares of common stock owned by the selling security holder.  Mr. Evans may be deemed to have dispositive and voting power over the shares of the common stock owned by the selling security holder.  However, Mr. Evans does not have the right to receive dividends from or the proceeds from the sale of such common stock by the selling shareholder and disclaims any beneficial ownership of such shares of

51 of 59

Table of Contents                                                                                                        Financial Statements

common stock.  eFund Capital Partners, LLC received their shares pursuant to an investment agreement with us in April of 2004.  Mr. Evans has been directors of ours since May 2004. He acquired 300,000 shares through a stock award to our directors for compensation as a member of our board of directors.

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

The number of shares of common stock issued and outstanding on December 31, 2008 was 32,638,320 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors.  Total payments for the year ended December 31, 2008 were $10,162.

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

52 of 59

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

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $13,809.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of December 31, 2008 the outstanding balance was $13,801.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of December 31, 2008 the outstanding balance was $120,648.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of December 31, 2008 the outstanding balance was $120,469.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date As of September 30, 2008 the note was in default. As of December 31, 2008 the outstanding balance was $37,713.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months,

53 of 59

Table of Contents                                                                                                        Financial Statements

with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note is in default. As of December 31, 2008 the outstanding balance was $79,274.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of September 30, 2008 the note is in default. As of December 31, 2008 and the outstanding balance was $27,237.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

On November 10, 2008 the board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as the issuer’s new independent auditors for the year ended December 31, 2008 and quarterly reviews thereon.  The Company did not consult its new auditor W. T. Uniack & Co. CPA’s P.C concerning the registrant's two most recent fiscal years ended 2006 and 2007, and the subsequent interim periods prior to engaging that accountant regarding whether the application of accounting principles to a specified transaction, either completed or proposed; nor the type of audit opinion that might be rendered on the registrant's financial statements, and no written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to any accounting, auditing or financial reporting issue.

On October 21, 2008 by an order of the Public Company Accounting Oversight Board ("Board" or "PCAOB") revoked the registration of Jaspers and Hall, P.C. and barring its two partners, Thomas M. Jaspers, CPA and Patrick A. Hall, CPA, from being associated persons of a registered public accounting firm.  Thus, Board of Directors voted on November 10, 2008 to terminate its relationship with its independent auditors.  There were no disagreements with Jaspers and Hall, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the fiscal years ended 2006 and 2007 and the subsequent interim period through November 10, 2008.  For the annual reports on Form 10-K fiscal years ended 2006 and 2007 and quarterly reports on Form 10-Q from 2006 up through November 10, 2008 our auditor’s had issued opinions in each of the reports covered during the periods described above regarding the Company’s ability to continue as a going concern.

W. T. Uniack & Co. CPA’s P.C. has been paid $6,000.00 for the 2008 audit.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2008, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

54 of 59

Table of Contents                                                                                                        Financial Statements

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

55 of 59

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

56 of 59

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

57 of 59

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

10.47 Employment offer to John Bennett, the Company’s Chief Financial Officer (included as exhibit 10.1 to Form 8-K filed March 26, 2008).

10.48 Letter of intent to acquire the assets of Solar Master Company (Included as exhibit 10.1 to Form 8-K filed July 28, 2008).

10.49 Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to form 10-Q/A filed November 18, 2008 and incorporated herein by reference).

10.50 Purchase and Sale of Assets Agreement between Solar Masters, LLC and Probe (filed as exhibit 10.1 to Form 8-K dated August 21, 2008 and incorporated herein by reference).

10.51 Lease Agreement for Solar Masters, Inc., our subsidiary (included as exhibit 10.1 to form 10-Q/A filed November 18, 2008 and incorporated herein by reference).

1052. Executive Consulting Agreement with Barrett Evans ((included as exhibit 10.1 to form 8-K filed September 12, 2008 and incorporated herein by reference).

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

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

58 of 59

Table of Contents                                                                                                        Financial Statements

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of California on the 14th day of April 2009.

PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/  Barrett Evans

___________________

By:       Barrett Evans

Director and Chief Executive Officer

/s/  John Bennett

___________________

By:

John Bennett

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

 Date

/s/ Barrett Evans

Chief Executive Officer and Director

April 14, 2009

_______________________

Barrett Evans

/s/ John Bennett

Chief Financial Officer

April 14, 2009

_______________________

John Bennett

/s/ Kambiz Mahdi

Director

April 14, 2009

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

April 14, 2009

_______________________

Jeffrey Conrad

59 of 59