Form 10-Q
period 2009-03-31
Probe Manufacturing Inc
filed 2009-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(949) 206-6868

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

☐

☐

Non-accelerated filer

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 14, 2009 was as follows: 32,638,320

PROBE MANUFACTURING, INC.

10-Q

Part I

Part II

Page  of 45

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

Page  of 45

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Lake Forest, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2009, and the related statements of operations and cash flows for the three month period ending March 31, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of personal responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

W.T. UNIACK & CO. CPA’s, P.C.

May 15, 2009

Page  of 45

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet

	Un-audited
	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$ 14,777	$ 9,754
Accounts receivable - trade - net	575,666	700,490
Inventory	621,733	786,416
Deposits	2,600	52,600
Total Current Assets	1,214,776	1,549,260

Property And Equipment - Net	120,836	143,610

Other Assets	67,594	67,594
Total Assets	$ 1,403,206	$ 1,760,464

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 30,186	$ 105,882
Accounts payable - trade	397,567	668,464
Customer Deposits	108,540	31,540
Accrued Expenses	250,458	194,764
Notes payable - Related Party	427,902	414,948
Notes payable	293,912	302,979
Un-earned Revenue	90,838	-
Current Portion of Long Term Debt	73,652	72,377
Total Current Liabilities	1,673,055	1,790,954
Long-Term Debt:
Capital lease settlement obligations	266,880	284,504
Less Current portion of Long Term Debt	(73,652)	(72,377)
Net Long-Term Debt	193,228	212,127
Total Liabilities	1,866,283	2,003,081

Stockholders' ( Deficit )
Common Stock to issue, 0 and 472,599 shares respectively	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 32,638,320 and 31,196,832 shares issued and outstanding respectively	32,638	32,638
Additional paid-in capital	327,091	325,033
Accumulated deficit	(822,806)	(600,288)
Total Stockholders' ( Deficit )	(463,077)	(242,617)
Total Liabilities And Stockholders' Deficit	$ 1,403,206	$ 1,760,464

See Accountants’ review report

Page  of 45

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2009	2008

Sales	$ 887,928	$ 2,185,444
Cost of Goods Sold	761,603	1,550,612
Gross Profit	126,325	634,832

General And Administrative	322,016	380,076
Share Based Compensation	2,058	2,058
Stock Issued for Services	-	18,904
Research and Development	-	83,324
Net Profit / (Loss) From Operations	(197,749)	150,470

Other Income / (Expenses) - Net	-	(39)
Interest Expense	(24,769)	(42,367)
Net Profit / (Loss) Before Income Taxes	(222,518)	108,064
Income Tax Expense	-	-
Net Profit / (Loss)	$ (222,518)	$ 108,064

Per Share Information:
Basic weighted average number
of common shares outstanding	32,638,320	31,456,503

Net Profit / (Loss) per common share	$ (0.0068)	$ 0.0034

Per Share Information:
Diluted, weighted average number
of common shares outstanding	32,638,320	46,857,417

Diluted, Net Profit / (Loss) per common share	$ (0.0068)	$ 0.0023

See Accountants’ review report

Page  of 45

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the three months ended March 31,

	Un-Audited	Un-Audited
	2009	2008
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (222,518)	$ 108,065
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,324	38,497
Share based compensation	2,058	2,058
Stock issued for Services	-	18,904
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	124,824	(462,941)
(Increase) decrease in inventory	164,683	(69,429)
(Increase) decrease in other assets	50,000	-
(Decrease) increase in accounts payable	(270,897)	301,706
(Decrease) increase in customer deposits	77,000	-
(Decrease) increase in un-earned revenue	90,838	-
Other (Decrease) increase in accrued expenses	55,694	13,222
Net Cash provided / (Used) In Operating Activities	87,006	(49,918)

Cash Flows from Investing Activities
Disposed of Property and equipment	7,450	-
Cash Flows Used In Investing Activities	7,450	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(75,696)	-
Payments on capital lease settlement obligations	(17,624)	(16,436)
Proceeds / (Payments) on notes payable	3,887	43,549
Cash Flows Provided / (used) By Financing Activities	(89,433)	27,113

Net (Decrease) Increase in Cash and Cash Equivalents	5,023	(22,805)

Cash and Cash Equivalents at Beginning of Period	9,754	29,490

Cash and Cash Equivalents at End of Period	$ 14,777	$ 6,685

Supplemental Information:
Interest Paid	$ 5,724	$ 36,568

See Accountants’ review report

Page  of 45

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a leading provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August 2008 we acquired the assets of Solar Masters, LLC, a distributer of solar powered products. Probe Manufacturing's headquarters are located in Lake Forest, California.  Solar Masters is located in Fountain Valley, California.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2009, we had a net loss of $(222,518), a working capital deficit of $(458,279), and we had shareholder deficit of $(463,077).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations:

The company has seen a dramatic drop in revenue beginning in the 4th quarter of 2008 and continuing into 2009.  The company has made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, the company has initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not the company will be successful in winning the quoted business or if it will be able to keep its existing business.

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

Page  of 45

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2009, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 96% of accounts receivable at March 31, 2009 and one customer accounted for 63% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509.  As of March 31, 2009, the Company had a reserve for potentially obsolete inventory of $450,000.

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

Page  of 45

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2009 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2009 were 32,638,320.  As of March 31, 2009 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,358,726 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at March 31, 2009 were 48,244,376. For the three months ended,  March 31, 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $0 in R&D during the three months ended March 31, 2009.  We expensed $83,324 for the 3 months ended March 31, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of

Page  of 45

accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended March 31, 2009 and 2008, we recognized $2,058 and $2,058 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $11,616 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2009 the Company had a net operating loss carry forward of $(822,807) and a deferred tax asset of $300,154 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of the company ability to operate as a going concern, we have not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2009	December 31, 2008
Raw Material	$ 1,021,075	$ 1,176,337
Work in Process	47,445	53,870
Finished Goods	3,213	6,208
Total	1,071,733	1,236,416
Less Reserve for excess or obsolete inventory	(450,000)	(450,000)
Total Inventory	$ 621,733	$ 786,416

NOTE 4 – PROPERTY AND EQUIPMENT

Page  of 45

Property and equipment were comprised of the following at:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$ 57,044	$ 57,044
Equipment	2,388,425	2,397,325
Leasehold improvements	210,403	210,403
Total	2,655,873	2,664,773
Less accumulated depreciation and amortization	(2,535,038)	(2,521,163)
Net Fixed Assets	$ 120,834	$ 143,610

NOTE 5 – ACCRUED EXPENSES

The Company had the following accrued expenses, as of:

	March 31, 2009	December 31, 2008
Sales Tax Payable	$ -	$ 1,639
Property Tax accrual	-	-
Accrued Wages	54,905	49,248
Accrued Interest	2,512	2,512
Accrued Professional Fees	35,022	37,000
Accrued Other	20,196
Accrued CEO Compensation	77,500	45,000
Accrued Vacation	60,287	59,365
Total Accrued Expenses	$ 250,422	$ 194,764

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

Page  of 45

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

5)

As of March 31, 2009 the outstanding balance was $ 266,880.

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $30,490.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $73,802.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $25,068.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009, the outstanding balance was $71,721.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009, the outstanding balance was $52,115.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note is in default and the outstanding balance was $9,607.

Related Party – Notes payable

Page  of 45

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $14,228.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of March 31, 2009 the outstanding balance was $13,221.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default and the outstanding balance was $127,525.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $38,952.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2008, the note was in default and the outstanding balance was $81,879.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of March 31, 2009 the note was in default and the outstanding balance was $27,796.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of March 31, 2009 the note was in default and outstanding balance was $11,925.

Page  of 45

2) We currently owe the Internal Revenue Service $19,187 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

As of March 31, 2009, we believe that there are no claims or litigation pending, with the exception of certain creditors whose notes are in default.  The Company is currently negotiating with the creditor to find an amicable solution..  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

Page  of 45

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

Page  of 45

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

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2009 and December 31, 2008 there were 32,638,320 and 32,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Page  of 45

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

Page  of 45

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

On April 2, 2008 the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $9,607.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default, with an outstanding balance of $13,221.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default with outstanding balance of $38,952.

Page  of 45

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default with an outstanding balance of $81,879.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default with an outstanding balance of $127,524.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding March 31, 2009	14,247,330	0.38	14,247,330	0.38

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

Warrants Outstanding	Warrants Exercisable

Page  of 45

Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.62	5,964,375	$0.33
0.50	5,964,375	$0.50	1.13	5,964,375	$0.50
0.27	600,000	$0.27	1.85	600,000	$0.27
0.13	1,275,000	$0.13	3.6	1,275,000	$0.13
0.13	443,580	$0.13	3.6	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to the Company’s 2006 Qualified Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of common stock in the Company.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2008 we had a reduction in the outstanding stock options of 307,788 as a result of employee termination and forfeiture of the options.  As of March 31, 2009 there were 308,726 outstanding options under this plan.

On February 8, 2007 the Company granted stock options to its key employees, to purchase up to 750,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result the company recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008 and $664 for the three months ended March 31, 2009, with a balance to be expensed over the next three years of $4,649.

On February 28, 2008 the Company granted stock options to a key employee, to purchase up to 300,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result the company recognized share-based compensation expense in the amount of $5,574 year ended December 31, 2008 and $1,394 for the three months ended March 31, 2009, with a balance to be expensed over the next three years of $6,968.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors. Total payments for the three months ended March 31, 2009 were $0.

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

Page  of 45

as follows: Each share of Series C Stock shall be converted into a number of shares of Common Stock that is equal to each share being divided $0.267 multiplied by 100 (1 divided by $0.267, multiplied by 100).

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

Related Party – Notes payable

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of March 31, 2009, the note was in default and the outstanding balance was $27,796.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007. This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  On April 15, 2008 we were unable to meet the balloon payment.  As of March 31, 2009 the note was in default and the outstanding balance was $14,228.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $13,221.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the note was in default and the outstanding balance was $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $127,525.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $38,952.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock

Page  of 45

in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default and the outstanding balance was $81,879.

NOTE 12 – Acquisition of Solar Masters

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters Company.  The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102,719.65.  The company Solar Masters, inc. was formed and is a wholly owned Subsidiary of Probe Manufacturing, Inc. The Assets of Solar Masters included $10,125 of inventory, $25,000 in deposits paid by the previous owner on the container of product the web site, the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was as follows:

Inventory	10,125.00
Deposit on Container	25,000.00
Goodwill	67,594.65

NOTE 13 – Subsequent Events

Unaudited

The Company has experienced a dramatic decrease in Sales from its customers.  Based on the current sales forecast, we are expecting 2009 sales of approximately half of our sales for 2008.  The company has made a major push to secure new accounts to offset the decrease in sales.  While there can be no assurance that sales efforts will be successful, the company is focused on securing new business.  As a result of the drop in sales, the company has made a series of layoffs in order to cut costs and manage its resources as efficiently as possible.

Page  of 45

Managements discussion and Analysis of Financial Condition and Results of Operation

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

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters.  Solar Masters is a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102719.65.  The company Solar Masters, inc. was formed and is a wholly owned Subsidiary of Probe Manufacturing, Inc. The Assets of Solar Masters included $10,500.00 of inventory, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10,500.00 in inventory and $92,219.65 in goodwill under Solar Masters, Inc.

The main product line consists of various solar powered barricade lights.  Solar Masters also offers a solar powered battery charger, solar powered outdoor lighting and a solar powered flashlight.  It is the intent of Solar Masters to grow the product line as it sees demand for various other products.  Solar Masters recently made its first sale of solar panels.

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

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited	Un-Audited
	2009	2008	2007

Sales	$ 887,928	$ 2,185,444	$ 1,877,090
Cost of Goods Sold	761,603	1,550,612	1,386,529
Gross Profit	126,325	634,832	490,561

General And Administrative	322,016	380,076	396,837
Share Based Compensation	2,058	2,058	-
Stock Issued for Services	-	18,904	18,904

Page  of 45

Research and Development	-	83,324	-
Net Profit / (Loss) From Operations	(197,749)	150,470	74,820

Other Income / (Expenses) - Net	-	(39)	(33)
Interest Expense	(24,769)	(42,367)	(35,836)
Net Profit / (Loss) Before Income Taxes	(222,518)	108,064	38,951
Income Tax Expense	-	-	-
Net Profit / (Loss)	$ (222,518)	$ 108,064	$ 38,951

Per Share Information:
Basic weighted average number
of common shares outstanding	32,638,320	31,456,503	31,456,503

Net Profit / (Loss) per common share	$ (0.0068)	$ 0.0034	$ 0.0012

Per Share Information:
Diluted, weighted average number
of common shares outstanding	32,638,320	46,857,417	46,857,417

Diluted, Net Profit / (Loss) per common share	$ (0.0068)	$ 0.0023	$ 0.0008

PROBE MANUFACTURING, INC.
Condensed Balance sheet
	Un-audited
	March 31,	December 31,	December 31,
	2009	2008	2007

Working Capital	$ (458,279)	$ (250,082)	$ (174,657)
Total Assets	1,403,206	1,760,464	1,897,127
Long term Debt	193,228	203,739	310,155
Stockholder Equity	$ (463,077)	$ (242,617)	$ (273,030)

Plan of Operations:

For the three months ended March 31, 2009, we had a net loss of $(222,586), a working capital deficit of $(458,279), and we had shareholder deficit of $(463,077).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Page  of 45

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

Summary of Results:

For the three months ended March 31, 2009 we had a net loss of $(222,518) compared to net profits of $108,064 for the same period in 2008. The loss in is due to the significant decrease in revenue.

For the three months ended March 31, 2009 our revenue was $887,928 compared to $2,185,444 for the same period in 2008.

For the three months ended March 31, 2009 our cost of goods sold was 85.8% compared to 71% for the same period in 2008.

For the three months ended March 31, 2009 our gross margin was 14.26% compared to 29% for the same period in 2008.

For the three month ended March 31, 2009 our SG&A cost was 36.3% compared to 17.4% for the same period in 2008.

In the quarter ended March 31, 2009 we had a net profit of $(222,518) and a working capital deficit of $(458,279). Our total stockholder’s deficit increased in the quarter by $(220,460), causing the shareholder deficit to be ($463,077) as of March 31, 2009;

As of March 31, 2009 we had a working capital deficit of $(458,279) compared to working capital deficit of ($241,694) as of December 31, 2008 an improvement of $(216,585).

Key performance indicators for the three months ended March 31:

	2009	2008	2007
Inventory Turns	5.59	6.27	5.42
Days Sales in Backlog	81	132	143
Days Receivables Outstanding	73	38	42
Days Payables Outstanding	65	46	41

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the quarter. For the 3 month ended March 31, 2009 our inventory turns were 5.59 compared to 6.27 for the same period in 2008.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the three months ended March 31, 2009 Days Sales in Backlog was 81 days compared to 132 days for the same period in 2008.

Page  of 45

Days Receivables Outstanding is calculated as the ratio of average accounts payable during the fiscal year compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.

Days Payable Outstanding, is calculated as the ratio of average accounts payable during the fiscal year compared to daily cost of sales for the same period.

Critical Accounting Policies and basis of presentation

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods.  All such adjustments are of a normal, recurring nature.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2009, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 96% of accounts receivable at March 31, 2009 and one customer accounted for 63% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509.  As of March 31, 2009, the Company had a reserve for potentially obsolete inventory of $450,000.

Property and Equipment

Page  of 45

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2009 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2009 were 32,638,320.  As of March 31, 2009 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,358,726 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at March 31, 2009 were 48,244,376. For the three months ended,  March 31, 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing and growing its subsidiary Solar Masters.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) are expensed as incurred.  We expensed $0 in R&D during the three months ended March 31, 2009.  We expensed $83,324 for the 3 months ended March 31, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage. The Company is currently in the process of evaluating the efficacy of moving this project forward.

Segment Information

Page  of 45

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing and our subsidiary business of distribution of solar powered products.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended March 31, 2009 and 2008, we recognized $2,058 and $2,058 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $11,616 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2009 the Company had a net operating loss carry forward of $(822,807) and a deferred tax asset of $300,154 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of the company’s ability to operate as a going concern, we have not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Consolidated Statement of Operations

Page  of 45

for the three months ended March 31,
Percentage Based

	Un-Audited	Un-Audited	Un-Audited
	2009	2008	2007

Sales	100.00%	100.00%	100.00%
Cost of Goods Sold	85.77%	70.95%	73.87%
Gross Profit	14.23%	29.05%	26.13%

General And Administrative	36.27%	17.39%	21.14%
Share Based Compensation	0.23%	0.09%	0.00%
Stock Issued for Services	0.00%	0.86%	1.01%
Research and Development	0.00%	3.81%	0.00%
Net Profit / (Loss) From Operations	-22.27%	6.89%	3.99%

Other Income / (Expenses) - Net	0.00%	0.00%	0.00%
Interest Expense	-2.79%	-1.94%	-1.91%
Net Profit / (Loss) Before Income Taxes	-25.06%	4.94%	2.08%
Income Tax Expense	0.00%	0.00%	0.00%
Net Profit / (Loss)	-25.06%	4.94%	2.08%

Net Sales

For the three months ended March 31, 2009 our revenue was $887,928 compared to $2,185,444 for the same period in 2008.  Our revenue decreased $1,297,516 for the quarter ended March 31, 2009 compared to the same period in 2008.  The decrease in revenue was the result of fewer orders from our customer base.

Major Customers

Our top 5 customers accounted for approximately 91% of our net sales for the three months ended March 31, 2009 compared to 82%, for the same period in 2008.  We continue to see a positive trend in customer diversification and revenue concentration.  Over the last couple of years, we have changed our customer base from primarily semiconductor, industrial, and communication industries to medical device manufacturing, aero-space/defense and alternative energy industries.  We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended March 31, 2009 our gross profits were 14.2% from 29.0% in the same period in 2008.   This was caused primarily due to increased direct labor and overtime pay caused by scheduling and additional receiving inspection to address quality issues from our PCB suppliers, as well as increased cost of printed circuit boards due to sourcing them in the US versus overseas due to quality issues.  Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the three months ended March 31, 2009 our SG&A expense was 36% compared to 17% for the same period in 2008.  This increase is primarily due to the decrease in revenue.  The Company has made adjustments to decrease SG&A expense.

Page  of 45

Net Income/ (Loss) from operations

For the three months ended March 31, 2009, our net income from operations was (25.0%) compared to 4.94% for the same period in 2008.   This was primarily due to a decrease in orders from customers.

For the three months ended March 31, 2009 our interest expense was ($24,769) compared to ($42,367) for the same period in 2008.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	Un-audited	Un-audited	Un-audited
	2009	2008	2007
Net Cash provided / (Used) In Operating Activities	$ 87,006	$ (49,918)	$ 182,484
Cash Flows Used In Investing Activities	7,450	-	(81,000)
Cash Flows Provided / (used) By Financing Activities	(89,433)	27,113	(120,720)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 5,023	$ (22,805)	$ (19,236)

For the three months ended March 31, 2009, we generated net cash from our operating activities of $87,006 compared to generating net cash of $(49,918) for same period in 2008.

The following is a summary of certain obligations and commitments as of March 31, 2009 for continuing operations:

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2009	2010	2011	2012
Notes Payable	$ 690,703	$ -	$ -	$ -
Other Long term debt	31,111		-	-
Capital Lease Settlement Obligations	54,754	77,609	83,220	51,296
Total	$ 776,568	$ 77,609	$ 83,220	$ 51,296

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

Page  of 45

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

5)

As of March 31, 2009 the outstanding balance was $ 266,880.

We had a balloon payment of $710,286 in notes payables due on April 15 2008.  We are currently exploring options to extend the notes and/or pay them off.  We were able to extend $295,608 of the balloon notes by 18 months; leaving $414,678 with balloon payments past due.  All notes including the extended notes are currently in default.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Not Applicable.

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Page  of 45

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.

As of March 31, 2009, we believe that there are no claims or litigation pending, with the exception of certain creditors whose notes are in default.  The Company is currently negotiating with the creditor to find an amicable solution..  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Item 1A.  Risk Factors.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2009, we had a net loss of $(222,586), a working capital deficit of $(458,279), and we had shareholder deficit of $(463,077).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of March 31, 2009, we had current liabilities of $1,866,283. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

Page  of 45

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

Page  of 45

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

During the three months ended March 31, 2009 we derived approximately 54% of our revenue from customers in the Medical Device Manufacturing, 26% Industrial Products, 15% from customers in Alternative Fuel, and 5% from customers in Aerospace/Defense industries.

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

Page  of 45

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 91% of net sales during the three months ended March 31, 2009.

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

Page  of 45

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

Subsequent Issuances

None.

Item 3.

 Defaults Upon Senior Securities

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $30,490.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $73,802.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $25,068.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company)

Page  of 45

per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009, the outstanding balance was $71,721.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009, the outstanding balance was $52,115.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note is in default and the outstanding balance was $9,607.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $14,228.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of March 31, 2009 the outstanding balance was $13,221.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of March 31, 2009 the outstanding balance was $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default and the outstanding balance was $127,525.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was

Page  of 45

$42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of March 31, 2009 the note was in default and the outstanding balance was $38,952.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2008, the note was in default and the outstanding balance was $81,879.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of March 31, 2009 the note was in default and the outstanding balance was $27,796.

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

Page  of 45

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

Page  of 45

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

Page  of 45

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

Page  of 45

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

10.52. Executive Consulting Agreement with Barrett Evans ((included as exhibit 10.1 to form 8-K filed September 12, 2008 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-K filed on April 15, 2009 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State  of  California  on  the  15th day  of  May 2009.

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

Signature

 Title

 Date

Page  of 45

/s/ Barrett Evans

Interim Chief Executive Officer and

May 15, 2009

Director

_______________________

Barrett Evans

/s/ John Bennett

Chief Financial Officer

May 15, 2009

_______________________

John Bennett

/s/ Kambiz Mahdi

Director

May 15, 2009

_______________________

Kambiz Mahdi

/s/ Jeffrey Conrad

Director

May 15, 2009

_______________________

Jeffrey Conrad

Page  of 45