Form 10-Q
period 2009-06-30
Probe Manufacturing Inc
filed 2009-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 14, 2009 was as follows: 184,638,320

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

Phone: 770-592-3233       Phone: 678-566-3774

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Los Angeles, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2009, and the related statements of operations for the three and six month period ending June 30, 2009 and statement of cash flows for the six month period ending June 30, 2009. These financial statements are the responsibility of the Company’s management.

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

W.T. UNIACK & CO. CPA’s, P.C.

August 14, 2009

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet
	Un-audited	Un-Audited Pro-forma (see note 13)
	June 30,	June 30,	December 31,
	2009	2009	2008
Assets
Current Assets:
Cash	$ 2,416	$ -	$ 9,754
Accounts receivable - trade - net	354,402	307,232	700,490
Inventory	539,512	460,348	786,416
Deposits	34,126	6,250	52,600
Total Current Assets	930,456	773,830	1,549,260

Property And Equipment - Net	108,841	108,841	143,610

Other Assets	67,594	25,000	67,594
Total Assets	$ 1,106,891	$ 907,671	$ 1,760,464

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 20,457	$ 20,457	$ 105,882
Accounts payable - trade	319,846	319,846	668,464
Customer Deposits	177,540	177,540	31,540
Accrued Expenses	232,160	82,660	194,764
Notes payable - Related Party	427,902	-	414,948
Notes payable	285,053	22,248	302,979
Un-earned Revenue	21,837	21,837	-
Current Portion of Long Term Debt	97,060	97,060	72,377
Total Current Liabilities	1,581,855	741,648	1,790,954
Long-Term Debt:
Capital lease settlement obligations	248,981	248,981	284,504
Less Current portion of Long Term Debt	(97,060)	(97,060)	(72,377)
Net Long-Term Debt	151,921	151,921	212,127
Total Liabilities	1,733,776	893,569	2,003,081

Stockholders' ( Deficit )
Common stock, $.001 par value; 200,000,000 shares authorized; 32,638,320, 184,638,320 and 32,638,320 shares issued and outstanding respectively	32,638	184,638	32,638
Additional paid-in capital	329,149	297,149	325,033
Accumulated deficit	(988,672)	(467,685)	(600,288)
Total Stockholders' ( Deficit )	(626,885)	14,102	(242,617)
Total Liabilities And Stockholders' Deficit	$ 1,106,891	$ 907,671	$ 1,760,464

See Accountants’ review report

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
				Pro-forma (see note 13)
	2009	2008	2009	2009	2008
Sales	$ 418,247	$ 1,810,946	$ 1,306,175	$ 1,060,875	$ 3,996,390
Cost Of Goods Sold	336,340	1,399,322	1,097,944	924,875	2,949,935
Gross Profit	81,907	411,624	208,231	136,000	1,046,455

General And Administrative	242,526	302,590	564,540	495,536	682,666
Share Based Compensation	2,058	21,931	4,116	4,116	42,893
Research and Development	-	36,250	-	-	119,574
Net Profit / (Loss) From Operations	(162,677)	50,853	(360,425)	(363,652)	201,322

Other Income / (Expenses)	(78)	(59)	(205)	(205)	(98)
Gain on debt settlement	-	-	-	710,203	-
Loss on sale of Investment	-	-	-	(156,877)	-
Interest Expense	(3,111)	(37,596)	(27,753)	(27,753)	(79,964)
Net Profit / (Loss) Before Income Taxes	(165,866)	13,198	(388,383)	161,716	121,260
Income Tax Expense	-	-	-	-	-
Net Profit / (Loss)	$ (165,866)	$ 13,198	$ (388,383)	$ 161,716	$ 121,260

Per Share Information:
Basic weighted average number
of common shares outstanding	32,638,320	10,577,221	32,638,320	32,638,320	10,531,361

Net Profit / (Loss) per common share	$ (0.005)	$ 0.001	$ (0.012)	$ 0.005	$ 0.012

Per Share Information:
Diluted, weighted average number
of common shares outstanding	32,638,320	14,841,892	32,638,320	49,106,254	14,705,635

Diluted, Net Profit / (Loss) per common share	$ (0.005)	$ 0.001	$ (0.012)	$ 0.003	$ 0.008

See Accountants’ review report

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,
		Pro-forma (see note 13)
	Un-Audited	Un-Audited	Un-Audited
	2009	2009	2008
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (388,383)	$ 161,740	$ 121,260
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,319	27,319	34,315
Share based compensation	4,116	4,116	9,927
Gain on Debt Settlement		(710,203)
Loss on Sale of Investment		156,876
Stock issued for Services	-	-	32,966
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	346,088	386,485	(91,970)
(Increase) decrease in inventory	246,904	185,989	(118,066)
(Increase) decrease in other assets	18,474	(6,250)	-
(Decrease) increase in accounts payable	(348,618)	(146,815)	261,746
(Decrease) increase in customer deposits	146,000	-	-
(Decrease) increase in un-earned revenue	21,837	-	-
Other (Decrease) increase in accrued expenses	37,395	59,213	(89,361)
Net Cash provided / (Used) In Operating Activities	111,132	118,470	160,817

Cash Flows from Investing Activities
Disposed of Property and equipment	7,450	7,450	-

Cash Flows Used In Investing Activities	7,450	7,450	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(85,425)	(85,425)	-
Payments on capital lease settlement obligations	(35,523)	(35,523)	(33,160)
Proceeds / (Payments) on notes payable	(4,972)	(124,972)	(107,850)
Proceeds from sale of common stock	-	120,000	-
Cash Flows Provided / (used) By Financing Activities	(125,920)	(125,920)	(141,010)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,338)	-	19,807

Cash and Cash Equivalents at Beginning of Period	9,754	-	29,490

Cash and Cash Equivalents at End of Period	$ 2,416	$ -	$ 49,297

Supplemental Information:
Interest Paid	$ 10,050	$ 10,050	$ 64,285

See Accountants’ review report

PROBE MANUFACTURING, INC.

Notes to Financial Statements

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a global provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August 2008 we acquired the assets of Solar Masters, LLC, a distributer of solar powered products. Probe Manufacturing's headquarters are located in Lake Forest, California.  Solar Masters is located in Fountain Valley, California.  Subsequently, on July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, To sell  its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary), (see Note 13).

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2009, we had a net loss of $(388,383), a working capital deficit of $(651,399), and we had shareholder deficit of $(626,885).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

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

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services  (iii) by making a settlement with our note holders (i) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (iii) and investing into technology by becoming an incubator to technology innovators.

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

On June 17, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.

On July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $156,877.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2009, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 78% of accounts receivable at June 30, 2009 and one customer accounted for 37% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509. As of June 30, 2009, the Company had a reserve for potentially obsolete inventory of $450,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2009 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2009 were 32,638,320.  As of June 30, 2009 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,155,539 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2009 were 48,041,189. For the three  and Six months ended, June 30, 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and six months ended June 30, 2009.  We expensed $36,250 and $119,574 for the 3 months and six months ended June 30, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the six months ended  June 30, 2009 and 2008, we recognized $4,116 and $42,893 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $9,558 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2009 the Company had a net operating loss carry forward of $(988,672) and a deferred tax asset of $336,148 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of the company ability to operate as a going concern, we have not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2009	December 31, 2008
Raw Material	$ 923,446	$ 1,176,337
Work in Process	62,172	53,870
Finished Goods	3,894	6,208
Total	989,512	1,236,416
Less Reserve for excess or obsolete inventory	(450,000)	(450,000)
Total Inventory	$ 539,512	$ 786,416

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$ 57,044	$ 57,044
Equipment	2,388,425	2,397,325
Leasehold improvements	210,403	210,403
Total	2,655,873	2,664,773
Less accumulated depreciation and amortization	(2,547,031)	(2,521,163)
Net Fixed Assets	$ 108,841	$ 143,610

NOTE 5 – ACCRUED EXPENSES

The Company had the following accrued expenses, as of:

	June 30, 2009	December 31, 2008
Sales Tax Payable	$ 39	$ 1,639
Accrued Wages	20,535	49,248
Accrued Interest	747	2,512
Accrued Professional Fees	43,522	37,000
Accrued Other	20,184
Accrued CEO Compensation	110,000	45,000
Accrued Vacation	37,133	59,365
Total Accrued Expenses	$ 232,160	$ 194,764

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

5)

As of June 30, 2009 the outstanding balance was $ 248,981.

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15,

2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $30,489.  Subsequently on July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $73,802. Subsequently on July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $25,068. Subsequently on July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $71,720. Subsequently on July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $52,115. Subsequently on July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   As of June 30, 2009 the outstanding balance was $9,607. Subsequently on July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  June 30, 2009 the outstanding balance was $14,227. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of June, 2009 the outstanding balance was $13,221. Subsequently on July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $124,304. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default and the outstanding balance was $127,524. As of June 30, 2009 the outstanding balance was $127,524. Subsequently on July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the outstanding balance was $38,951. Subsequently on July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the note was in default with an outstanding balance was $81,879. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of March 31, 2009 the note was in default and outstanding balance was $11,925. As of June 30, 2009 the outstanding balance was $11,925.

2) We currently owe the Internal Revenue Service $10,321 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month.  All payments to date are current.  The balance is included in other long-term debt.

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

As of June 30, 2009, we believe that there are no claims or litigation pending, with the exception of certain creditors whose notes were in default.  On June 17, we entered into a stock purchase agreement with KB Development group to sell  152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.

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

Subsequently, on July 11, 2009, the company issued 152,000,000 shares to KB Development, LLC, of which   Kambiz Mahdi is the managing partner and also a member of board of directors of Probe Manufacturing, Inc

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2009 and December 31, 2008 there were 32,638,320 and 32,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.  Subsequently, on July 11, 2009, the company issued 152,000,000 shares to KB Development, LLC, of which   Kambiz Mahdi is the managing partner and also a member of board of directors of Probe Manufacturing, Inc.  This Transaction increased the number of shares issued and outstanding to 184,638,320.

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

On April 2, 2008 the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default with an outstanding balance of $9,607. Subsequently on July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the note was in default, with an outstanding balance of $13,221. Subsequently on July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default with outstanding balance of $38,952.  Subsequently on July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default with an outstanding balance of $81,879.  Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default with an outstanding balance of $127,524.  Subsequently on July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-

Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding June 30, 2009	14,247,330	0.38	14,247,330	0.38

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.37	5,964,375	$0.33
0.50	5,964,375	$0.50	0.88	5,964,375	$0.50
0.27	600,000	$0.27	1.6	600,000	$0.27
0.13	1,275,000	$0.13	3.35	1,275,000	$0.13
0.13	443,580	$0.13	3.35	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to the Company’s 2006 Qualified Incentive Option Plan which was adopted by the Company’s Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of common stock in the Company.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2008 we had a reduction in the outstanding stock options of 307,788 as a result of employee termination and forfeiture of the options.  As of June 30, 2009 there were 255,539 outstanding options under this plan.

On February 8, 2007 the Company granted stock options to its key employees, to purchase up to 750,000 shares of the Company’s common stock, which was approved by the company’s Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result the company recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31,

2008 and $664 for the three months ended March 31, 2009, with a balance to be expensed over the next three years of $4,649.  As of June 30, 2009 the balance of the outstanding options under this plan is 600,000.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Conrad provides legal services for the Company and receives a monthly retainer of $2,500 and is one of the Company directors. Total payments for the six months ended June 30, 2009 were $0.

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

For the 1st quarter of 2006, the Company leased its 35,000 sq/ft facility for $19,700 per month from Kambiz Mahdi, Reza Zarif and Pacific Sail Bay Trust.   Kambiz Mahdi was the former Chief Executive Officer and a Director of the company.  Reza Zarif is the Chief Executive Officer and a Director of the company.   Pacific Sail Bay Trust is managed by Frank Kavanaugh.  Frank Kavanaugh is also the managing member of Ashford Capital, LLC, and the managing partner of Ashford Transition Fund, L.P.  Furthermore, Mr. Kavanaugh was a director of the company from July 2004 to December 2004; however, he is no longer a member of the Board of Directors. Total payments made for the year ended December 31, 2006 were $59,100.  This lease was terminated on March 7, 2006

On June 17, we entered into a stock purchase agreement with KB Development group to sell  152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.   Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development

On July 12, 2009 the Company agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

On July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, To sell  its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $156,877.  Barrett Evans a member of our board of directors on June 30, 2009, subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.  Kambiz Mahdi was a member of the board of directors of Solar Masters as of June 30, 2009, subsequently resigned on July 14, 2009

Related Party – Notes payable

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of March 31, 2009, the note was in default and the outstanding balance was $27,796. As of June 30, 2009 the outstanding balance was $27,796. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007. This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi.  On April 15, 2008 we were unable to meet the balloon payment.  As of March 31, 2009 the note was in default and the outstanding balance was $14,228. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227.

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  As of June 30, 2008, the outstanding balance was $15,972. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default and the outstanding balance was $13,221. Subsequently on July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the note was in default and the outstanding balance was $124,304. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default and the outstanding balance was $127,524.  Subsequently on July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $41,257 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of June 30, 2009 the note was in default and the outstanding balance was $38,951. Subsequently on July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the note was in default and the outstanding balance was $81,879.  Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879.

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

On July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $156,877.

NOTE 13 – Subsequent Events

Unaudited

On June 17, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203. The Pro-forma information in the financial statements reflects these transactions.  Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development

On July 12, 2009 the Company agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.  The Pro-forma information in the financial statements reflects these transactions.

On July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $156,877.  The Pro-forma information in the financial statements reflects these transactions. Barrett Evans, Interim CEO and a member of our board of directors as of June 30, 2009, subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.  Kambiz Mahdi was a member of the board of directors of Solar Masters as of June 30, 2009, subsequently resigned on July 14, 2009.

The Pro-forma information in the financial statements reflects these transactions as well as the unconsolidated information of Probe Manufacturing.  The effect of the non-consolidation of Solar Masters is a reduction in total assets of $32,393 and a reduction in total equity of $32,393.

On July 27, 2009 the board of directors appointed Kambiz Mahdi as Chief Executive officer of the company.

Managements discussion and Analysis of Financial Condition and Results of Operation

Overview

Probe Manufacturing, Inc. was founded in 1995.  Probe is a high quality global provider of electronics manufacturing services (EMS). We provide a range of engineering, manufacturing and integrated supply chain services to companies who design and market electronic products, original equipment manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel and industrial products manufacturers.  Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

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

The main product line of Solar Masters consists of various solar powered barricade lights.  Solar Masters also offers a solar powered battery charger, solar powered outdoor lighting and a solar powered flashlight.  It is the intent of Solar Masters to grow the product line as it sees demand for various other products.  Solar Masters recently made its first sale of solar panels.

Subsequently, on July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 (see Note 13).  This resulted in a loss on sale of investment of $156,877.

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
June 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
				Pro-forma (see note 13)
	2009	2008	2009	2009	2008

Sales	$ 418,247	$ 1,810,946	$ 1,306,175	$ 1,060,875	$ 3,996,390
Cost Of Goods Sold	336,340	1,399,322	1,097,944	924,875	2,949,935
Gross Profit	81,907	411,624	208,231	136,000	1,046,455

General And Administrative	242,526	302,590	564,540	495,536	682,666
Share Based Compensation	2,058	21,931	4,116	4,116	42,893

Research and Development	-	36,250	-	-	119,574
Net Profit / (Loss) From Operations	(162,677)	50,853	(360,425)	(363,652)	201,322

Other Income / (Expenses)	(78)	(59)	(205)	(205)	(98)
Gain on debt settlement	-	-	-	710,203	-
Loss on sale of Investment	-	-	-	(156,877)	-
Interest Expense	(3,111)	(37,596)	(27,753)	(27,753)	(79,964)
Net Profit / (Loss) Before Income Taxes	(165,866)	13,198	(388,383)	161,716	121,260
Income Tax Expense	-	-	-	-	-
Net Profit / (Loss)	$ (165,866)	$ 13,198	$ (388,383)	$ 161,716	$ 121,260

PROBE MANUFACTURING, INC.
Condensed Balance sheet
as of

		Pro-forma (see Note 13)
	Un-Audited	Un-Audited
	June 30,	June 30,	December 31,
	2009	2009	2008

Working Capital	$ (651,399)	$ 32,182	$ (250,082)
Total Assets	1,106,891	907,671	1,760,464
Long term Debt	151,921	151,921	203,739
Stockholder Equity	$ (626,885)	$ 14,102	$ (242,617)

Plan of Operations

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

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services  (iii) by making a settlement with our note holders (i) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (iii) and investing into technology by becoming an incubator to technology innovators.

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

On June 17, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.

On July 13, 2009 the company entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $156,877.

Summary of Results:

For the six month period ended June 30, 2009 we had a net loss of $(388,383) compared to net profits of $121,260 for the same period in 2008. The loss was due to the significant decrease in revenue, mainly attributed to the loss of 3 major customers and reduced orders from existing accounts.

For the six month period June 30, 2009 our revenue was $1,306,175 compared to $3,996,390 for the same period in 2008, again due the loss of 3 major customers and reduced orders from existing accounts.

For the six month period ended June 30, 2009 our cost of goods sold was 84% compared to 74% for the same period in 2008, mainly due to the increase in direct labor as a percent of the sales.

For the six month period ended June 30, 2009 our gross margin was 16% compared to 26% for the same period in 2008.

For the six month ended June 31, 2009 our SG&A cost was 43% compared to 17% for the same period in 2008.

For the six months ended June 30, 2009, we had a net loss of $(388,383), a working capital deficit of $(651,399).  Our total stockholder’s deficit increased in the quarter by $(384,268), resulting in a shareholder deficit of ($626,885) as of June 30, 2009;

As of June 30, 2009 we had a working capital deficit of $(651,399) compared to working capital deficit of ($241,694) as of December 31, 2008, a decrease of $(401,317).

Key performance indicators for the six months ended June 30, 2006:

	2009	2008
Inventory Turns	3.96	5.83
Days Sales in Backlog	104	106
Days Receivables Outstanding	82	34
Days Payables Outstanding	94	47

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2009. For the six month period ended June 30, 2009 our inventory turns were 3.96 compared to 5.83 for the same period in 2008.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during the quarter.  For the six month period ended June 30, 2009 Days Sales in Backlog was 104 days compared to 104 days for the same period in 2008.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2009, the Company had a reserve for potentially un-collectable accounts of $25,000.

Five (5) customers accounted for approximately 78% of accounts receivable at June 30, 2009 and one customer accounted for 37% of the accounts receivable balance.  The Company’s trade accounts primarily represent unsecured receivables.  Historically, the Company’s bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  The Company makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. For the year ended, December 31, 2008 the company increased the inventory reserve by $149,509. As of June 30, 2009, the Company had a reserve for potentially obsolete inventory of $450,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2009 the Company had outstanding common shares of 32,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2009 were 32,638,320.  As of June 30, 2009 the Company had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,155,539 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents at June 30, 2009 were 48,041,189. For the three  and Six months ended, June 30, 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

Research and Development:

The company is curtailing its research and development and focusing its business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and six months ended June 30, 2009.  We expensed $36,250 and $119,574 for the 3 months and six months ended June 30, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the six months ended June 30, 2009 and 2008, we recognized $4,116 and $42,893 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $9,558 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2009 the Company had a net operating loss carry forward of $(988,672) and a deferred tax asset of $336,148 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of the company ability to operate as a going concern, we have not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the three and six month periods ended
June 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2009	2008	2009	2008

Sales	100%	100%	100%	100%
Cost Of Goods Sold	80%	77%	84%	74%
Gross Profit	20%	23%	16%	26%

General And Administrative	58%	17%	43%	17%
Share Based Compensation	0%	1%	0%	1%
Research and Development	0%	2%	0%	3%
Net Profit / (Loss) From Operations	-39%	3%	-28%	5%

Other Income / (Expenses)	0%	0%	0%	0%
Interest Expense	-1%	-2%	-2%	-2%
Net Profit / (Loss) Before Income Taxes	-40%	1%	-30%	3%
Income Tax Expense	0%	0%	0%	0%
Net Profit / (Loss)	-40%	1%	-30%	3%

Net Sales

For the six month period ended June 30, 2009 our revenue was $1,306,875 compared to $3,996,390 for the same period in 2008.  Our revenue decreased $2,690,215 for the six month period ended June 30, 2009 compared to the same period in 2008.  The decrease in revenue was the result of fewer orders from our customer base as well as a loss of 3 major customers.

Major Customers

Our top 5 customers accounted for approximately 83% of our net sales for the six month period ended June 30, 2009 compared to 75%, for the same period in 2008. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the six month period ended June 30, 2009 our gross profits were 16% from 26.0% in the same period in 2008.   This was caused primarily due to the fixed portions of our direct labor in relation to the severe drop in sales. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the six month period ended June 30, 2009 our SG&A expense was 43% compared to 17% for the same period in 2008.  This increase is primarily due to the decrease in revenue.  We have made adjustments to decrease SG&A expense.

Net Income/ (Loss) from operations

For the six months ended June 30, 2009, our net income from operations was (30%) compared to 3% for the same period in 2008.   This was primarily due to a decrease in orders from customers.

For the six month period ended June 30, 2009 our interest expense was ($27,753) compared to ($79,964) for the same period in 2008,  due to the settlement agreements referenced in Note 13.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the six months ended June 30,

	Un-audited	Un-audited
	2009	2008
Net Cash provided / (Used) In Operating Activities	$ 111,132	$ 160,817
Cash Flows Used In Investing Activities	7,450	-
Cash Flows Provided / (used) By Financing Activities	(125,920)	(141,010)
Net (Decrease) Increase in Cash and Cash Equivalents	$ (7,338)	$ 19,807

For the six month period ended June 30, 2009, we generated net cash from our operating activities of $111,132 compared to generating net cash of $160,817 for same period in 2008.

The following is a summary of certain obligations and commitments as of June 30, 2009 for continuing operations:

Capital Requirements for long-term Obligations

	2009	2010	2011	2012
Notes Payable	$ 690,708	-	-	-

Other Long term debt	22,247		-	-
Capital Lease Settlement Obligations	36,856	77,609	83,220	51,296
Total	$ 749,811	$ 77,609	$ 83,220	$ 51,296

Capital Requirements for long-term Obligations - Pro-forma (see Note 13)

	2009	2010	2011	2012
Notes Payable		-	-	-
Other Long term debt	22,247		-	-
Capital Lease Settlement Obligations	36,856	77,609	83,220	51,296
Total	$ 59,103	$ 77,609	$ 83,220	$ 51,296

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

5)

As of June 30, 2009 the outstanding balance was $ 248,981.

As of June 30, 2009, we had outstanding note balances totaling 690,708, all of which were in default.  On June 17, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.

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

As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

As of June 30, 2009, we believe that there are no claims or litigation pending, with the exception of certain creditors whose notes are in default.  As of June 30, 2009, we had outstanding note balances totaling 712,955, all of which were in default.  On June 17, we entered into a stock purchase agreement with KB Development group to sell  152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.

Item 1A.  Risk Factors.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2009, we had a net loss of $(388,383), a working capital deficit of $(651,399), and we had shareholder deficit of $(626,885).  The ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of June 30, 2009, we had current liabilities of $1,581,855. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. The electronic manufacturing service or “EMS” industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics. Express Manufacturing, Inc., and others.  Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from foreign ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

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

During the Six months ended June, 30 2009 we derived approximately 47% of our revenue from customers in the Medical Device Manufacturing, 33% Industrial Products, 13% from customers in Alternative Fuel, and 7% from customers in Aerospace/Defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 88% of net sales during the six months ended June 30, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the six month period ended June 30, 2008 the company accrued 37,808 shares of common stock for officer compensation, these shares were issued on April 12, 2008.

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

Subsequent Issuances

On June 17, we entered into a stock purchase agreement with KB Development group to sell  152,000,000 shares of our common stock for $120,000.  These shares were issued on July 11, 2009.

Item 3.

 Defaults upon Senior Securities

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $30,489.  Subsequently on July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $73,802. Subsequently on July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $25,068. Subsequently on July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $71,720. Subsequently on July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  As of June 30, 2009 the outstanding balance was $52,115. Subsequently on July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   As of June 30, 2009 the outstanding balance was $9,607. Subsequently on July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  June 30, 2009 the outstanding balance was $14,227. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. As of June, 2009 the outstanding balance was $13,221. Subsequently on July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. As of June 30, 2009 the outstanding balance was $124,304. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304.

Note Payable – related party, unsecured, 20% interest (10% paid in Cash and 10% paid in Company stock) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of March 31, 2009 the note was in default and the outstanding balance was $127,524. As of June 30, 2009 the outstanding balance was $127,524. Subsequently on July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the outstanding balance was $38,951. Subsequently on July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20% (12% paid in cash and 8% paid in common stock in the Company) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. As of June 30, 2008 the outstanding balance was $79,371. The note was extended by 18 months, with an interest rate of 13% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  As of June 30, 2009 the note was in default with an outstanding balance was $81,879. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. Subsequently on July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796.

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

10.47 Employment offer to John Bennett, the Company’s Chief Financial Officer (included as exhibit 10.1 to Form 8-K filed March 26, 2008).

10.48 Letter of intent to acquire the assets of Solar Master, LLC (Included as exhibit 10.1 to Form 8-K filed July 28, 2008).

10.49 Amended Letter of intent to acquire the assets of Solar Master, LLC (included as exhibit 10.1 to Form 10-Q/A filed November 18, 2008 and incorporated here in by reference).

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

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State  of  California  on  the  15th day  of  June 2009.

PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

__________________

By:  Kambiz Mahdi

Chief  Executive  Officer

/s/  John Bennett

___________________

By:

John Bennett

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer and

August 14, 2009

Director

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 14, 2009

_______________________

John Bennett