Form 10-Q
period 2009-09-30
Probe Manufacturing Inc
filed 2009-11-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

1  of 51

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2009 was as follows: 184,638,320

PROBE MANUFACTURING, INC.

10-Q

TABLE OF CONTENTS

Part I

         Part II

2  of 51

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

3  of 51

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Probe Manufacturing, Inc.

Los Angeles, CA

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2009, and the related statements of operations for the three and nine month period ending September 30, 2009 and statement of cash flows for the nine month period ending September 30, 2009. These financial statements are the responsibility of the Company’s management.

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

W.T. UNIACK & CO. CPA’s, P.C.

November 18, 2009

4  of 51

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet

	Un-audited
	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$ -	$ 9,754
Accounts receivable - trade - net	189,487	700,490
Inventory	340,509	786,416
Deposits	6,250	52,600
Total Current Assets	536,246	1,549,260

Property And Equipment - Net	96,846	143,610

N/R Solar Acquisition corp.	25,000	-
Goodwill	-	67,594
Total Assets	$ 658,092	$ 1,760,464

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 30,277	$ 105,882
Accounts payable - trade	204,122	668,464
Customer Deposits	23,214	31,540
Accrued Expenses	109,838	194,764
Notes payable - Related Party	1,321	414,948
Notes payable	11,925	302,979
Current Portion of Long Term Debt	120,000	72,377
Total Current Liabilities	500,697	1,790,954
Long-Term Debt:
Capital lease settlement obligations	260,961	284,504
Less Current portion of Long Term Debt	(120,000)	(72,377)
Net Long-Term Debt	140,961	212,127
Total Liabilities	641,658	2,003,081

Stockholders' ( Deficit )
Common stock, $.001 par value; 200,000,000 shares authorized; 184,638,320 and 32,638,320 shares issued and outstanding respectively	184,638	32,638
Additional paid-in capital	299,207	325,033
Accumulated deficit	(467,411)	(600,288)
Total Stockholders' ( Deficit )	16,434	(242,617)
Total Liabilities And Stockholders' Deficit	$ 658,092	$ 1,760,464

The accompanying notes are integral part of these financial statements.

5  of 51

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three and nine month periods ended
September 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2009	2008	2009	2008

Sales	$ 544,357	$ 2,022,233	$ 1,850,332	$ 6,018,623
Cost Of Goods Sold	357,973	1,625,717	1,456,460	4,575,651
Gross Profit	186,384	396,516	393,872	1,442,972

General And Administrative	177,700	338,083	741,430	1,020,749
Share Based Compensation	2,058	2,058	6,174	44,951
Research and Development	-	21,093	-	140,667
Net Profit / (Loss) From Operations	6,626	35,282	(353,732)	236,605

Other Income / (Expenses)	270	(360)		(458)
Gain debt settlement	708,708	-	708,708	-
Loss on sale of subsidiary	(190,464)	-	(190,464)	-
Interest Expense	(3,947)	(29,339)	(31,635)	(109,302)
Net Profit / (Loss) Before Income Taxes	521,193	5,583	132,877	126,845
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 521,193	$ 5,583	$ 132,877	$ 126,845

Per Share Information:
Basic weighted average number
of common shares outstanding	171,420,929	31,896,471	79,407,551	31,695,615

Net Profit / (Loss) per common share	$ 0.003	$ 0.000	$ 0.002	$ 0.004

Per Share Information:
Diluted, weighted average number
of common shares outstanding	186,810,373	47,677,836	94,796,995	45,890,949

Diluted, Net Profit / (Loss) per common share	$ 0.003	$ 0.000	$ 0.001	$ 0.003

The accompanying notes are integral part of these financial statements.

6  of 51

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2009	2008
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 132,877	$ 126,845
Adjustments to reconcile net loss to net cash used in operating activity:
Depreciation and amortization	39,314	51,244
Share based compensation	6,175	11,985
Gain on debt settlement	(708,707)	-
Loss on from disposition of subsidiary	190,466	-
Net profit of subsidiary	(4,504)
Stock issued for Services	-	32,966
Changes in assets and liabilities (net of disposition of subsidiary)
(Increase) decrease in accounts receivable	504,232	(165,185)
(Increase) decrease in inventory	330,828	12,973
(Increase) decrease in other assets	(31,250)	(50,937)
(Decrease) increase in accounts payable	(440,079)	235,002
(Decrease) increase in customer deposits	23,214	3,961
Other (Decrease) increase in accrued expenses (net of gain from settlement)	73,106	(52,352)
Net Cash provided / (Used) In Operating Activities	115,672	206,502

Cash Flows from Investing Activities
Disposed of Property and equipment	7,450	-
Investment in Solar Masters	-	(2,720)
Cash Flows Used In Investing Activities	7,450	(2,720)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(75,605)	-
Proceeds from sale of common stock	120,000	-
Payments on capital lease settlement obligations	(23,543)	(50,179)
Proceeds / (Payments) on notes payable	(143,974)	(161,987)
Cash Flows Provided / (used) By Financing Activities	(123,122)	(212,166)

Net (Decrease) Increase in Cash and Cash Equivalents	-	(8,384)

Cash and Cash Equivalents at Beginning of Period	-	29,490

Cash and Cash Equivalents at End of Period	$ -	$ 21,106

The accompanying notes are integral part of these financial statements.

7  of 51

Supplemental Information:
Interest Paid	$ 8,652	$ 89,576
Net effect of Disposition of Subsidiary
Change in Cash	9,923	-
Change in Accounts Receivable	51,227	-
Change in Inventory	68,875	-
Change in Deposits	27,845	-
Change in Goodwill	67,594	-
Change in Note Receivable Solar Acquisition corp.	(25,000)	-
Change in Note Payable Conrad	(10,000)	-
Loss from disposition of subsidiary	$ 190,464	$ -

The accompanying notes are integral part of these financial statements.

8  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 3009 and 2008

Notes 1- GENERAL

The Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, we was re-domiciled from California to Nevada, and changed our name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a global provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August 2008, we acquired the assets of Solar Masters, LLC, a distributer of solar powered products. Our headquarters are located in Lake Forest, California.  Solar Masters is located in Fountain Valley, California.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a note receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans, Interim CEO and a member of our board of directors resigned on July 27, 2009 and took a position with Solar Masters as a consultant. Kambiz Mahdi was a member of the board of directors of Solar Masters and resigned on July 14, 2009.

On June 17, 2009 we entered into a stock purchase agreement with KB Development Group, LLC. to sell 152,000,000 shares of our common stock for $120,000. Concurrently; we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development Group, LLC.

On July 27, 2009, our board of directors appointed Kambiz Mahdi as Chief Executive officer.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the nine months ended September 30, 2009, we had a net profit of $132,877 and a working capital surplus of $35,549 and we had shareholder surplus of $16,434, our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

9  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through 2009.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) by making a settlement with our note holders (iv) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (v) and investing into technology by becoming an incubator to technology innovators.

Our future success is likely dependent on our ability to attain additional capital to support growth and ultimately, upon its ability to reach profitability and then maintain that profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or the SEC on April 15, 2009.

We follow United States Generally Accepted Accounting Principles, or GAAP. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our unaudited financial statements.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

10  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Accounts Receivable

We grant credit to its customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2009, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 72% of accounts receivable at September 30, 2009 and one customer accounted for 20% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2009, we had a reserve for potentially obsolete inventory of $410,000.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  We follow the practice of capitalizing property and equipment purchased over $5,000.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

11  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2009, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the three and nine months ended September 30, 2009, were 171,420,929 and 79,407,551 respectively.  As of September 30, 2009, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,142,111 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the three and nine months ended at September 30, 2009, were 186,810,373 and 94,796,995 respectively.

12  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Research and Development:

We are curtailing its research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and nine months ended September 30, 2009.  We expensed $21,093 and $140,667 for the 3 months and nine months ended September 30, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

13  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the nine months ended, September 30, 2009 and 2008, we recognized $6,174 and $44,951 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $7,500 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2009, we had a net operating loss carry forward of $(467,412) and a deferred tax asset of $158,920 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of tour ability to operate as a going concern, we have not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2009	December 31, 2008
Raw Material	$ 703,404	$ 1,176,337
Work in Process	37,932	53,870
Finished Goods	9,172	6,208
Total	750,509	1,236,416
Less Reserve for excess or obsolete inventory	(410,000)	(450,000)
Total Inventory	$ 340,509	$ 786,416

14  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$ 33,558	$ 57,044
Equipment	1,854,183	2,397,325
Leasehold improvements	210,403	210,403
Total	2,098,144	2,664,772
Less accumulated depreciation and amortization	(2,001,298)	(2,521,162)
Net Fixed Assets	$ 96,846	$ 143,610

NOTE 5 – ACCRUED EXPENSES

	September 30,	December 31, 2008

Accrued Wages	$ 31,273	$ 49,248
Accrued Interest	-	2,512
Accrued Professional Fees	-	37,000
Accrued Other	3,266	1,639
Accrued Rent	47,432	-
Accrued CEO Compensation	-	45,000
Accrued Vacation	27,866	59,365
Total Accrued Expenses	$ 109,837	$ 194,764

15  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293 on the two leases and was unable to make the monthly lease payments. As a result, we entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule as follows:

The CIT Group would release us and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

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

4)

We imputed interest at 7.00% over the term of the payments, which resulted in a present value of $384,025 and a gain of $324,330 which had an effect on Net profit per common share of $.031 and Diluted Net Profit per common share of $.022.

5)

As of September 30, 2009 the outstanding balance was $ 260,960.

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of September 30, 2009 the outstanding balance was zero.

16  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of September 30, 2009 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of September 30, 2009 the outstanding balance was $9,607.

17  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of September 30, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2009 the outstanding balance was zero.

18  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of September 30, 2009 the outstanding balance was zero.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of September 30, 2009 the outstanding balance was $11,925.

2) We currently owe the Internal Revenue Service $1,322 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month. All payments to date are current. The balance is included in other long-term debt.  The balance as of September 30, 2009 is $1,322. Subsequently this has been paid in full.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. for $15,500 per month. On May 19, 2008 we entered into a new extension of the sublease agreement with an effective termination date of August 31, 2009. The facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.   On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009.  The facility is approximately 19,701 square feet and located at 17475 Gillette, Irvine CA, 92614.

Year	Monthly Rent
1	7,880
2	9,850
3	10,835
4	11,820
5	12,805

19  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  As of September 30, 2009, we believe that there are no claims or litigation pending.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the following capital stock transactions:

We re-domiciled in the state of Nevada, whereby increasing the number of authorized common shares to 200,000,000 and designating a par value of $.001 per share.

On May 25, 2006, our Board of Directors and shareholders approved the following capital stock transactions:

An amendment to the Articles of Incorporation of the Company authorizing a new series of Preferred stock, which shall be designated as Series C, and shall consist of 15,000 shares.

Common Stock transactions:

On February 11, 2008, we issued 472,599 shares of common stock for officer compensation.

On April 12, 2008, we issued 113,424 shares of common stock for officer compensation.

On August 11, 2008, our board of directors approved a 3-for-1 forward stock split of its outstanding and issued common stock.  Pursuant to the forward stock split our  issued and outstanding share capital will increase from 10,594,258 shares of common stock to 31,782,774 shares of common stock.  The effective date of the forward stock split will be September 1, 2008.  All computations for common shares and equivalents have been adjusted accordingly.

On August 13, 2008, we issued 105,465 shares of common stock for officer compensation..

On September 30, 2008 we issued 750,000 shares of its common stock for the purchase of the assets of Solar Masters, Inc.

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of our board of directors.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

20  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2009 there were 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Series A

Previously, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000.  Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion, which shall convert upon election of the holder.  The holders of series A Preferred stock have the right to vote with the holders of common stock on any matter to which the common stock holders are entitled to vote and they are entitled to vote number of shares of common stock into which the series A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares ofour common stock.

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

21  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Exchange of Preferred Series B to Preferred Series C

On May 25, 2006 the Board of Directors approved the exchange of Series B Convertible Preferred Stock for Series C No-Par, Convertible Preferred Stock for its Series B stockholders.  After the exchange took place Series B Convertible Preferred Stock was cancelled.  The Series C Convertible Preferred Stock carries the same rights as Series B Convertible Preferred Stock except that Series C Convertible Preferred Stock can be redeemed by us.  At any time, we may, in its sole discretion, redeem some or all of the outstanding shares of Series C Stock at a “Redemption Price” equal to the greater of $120.00 per share for the first year from the date of this certificate and after which the redemption price shall increase by twelve percent (12%) per year until all outstanding shares of Series C have been redeemed.  To redeem Series C Stock, we, at least five (5) days prior to the date on which it desires to redeem such stock (the “Redemption Date”), shall send the applicable holder of Series C Stock a notice of the redemption provided, however, that failure to give such notice or any defect therein or in the mailing thereof shall not affect the validity of the proceedings for the redemption of any shares of Series C Stock.  Such notice shall state:  (i) the redemption date; (ii) the redemption price; and (iii) the number of shares of Series C Stock to be redeemed.  Furthermore, the holders of Series C Convertible Preferred Stock shall receive one A Warrant and one B Warrant for every Ten (10) shares of common stock received from converting a share of our Series C Convertible Preferred stock.  This series A and B Warrants are pursuant to the terms and conditions of our Series A and B warrant agreement as amended.

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

22  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants

Series A - Common Stock Warrants

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

For the year ended December 31, 2007 and 2008, we recognized share based compensation expense of $21,921 and $14,403 from the issuance of options and Warrants

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of September 30, 2009, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2009, the note had  outstanding balance of zero.

23  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.  As of September 30, 2009, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date..  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2009, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2009, the note had outstanding balance of zero.

24  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding September 30, 2009	14,247,330	0.38	14,247,330	0.38

25  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.12	5,964,375	$0.33
0.50	5,964,375	$0.50	0.63	5,964,375	$0.50
0.27	600,000	$0.27	1.35	600,000	$0.27
0.13	1,275,000	$0.13	3.1	1,275,000	$0.13
0.13	443,580	$0.13	3.1	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2008 we had a reduction in the outstanding stock options of 307,788 as a result of employee termination and forfeiture of the options.  As of September 30, 2009 there were 242,111 outstanding options under this plan.

On February 8, 200, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008 and $1,992 for the nine months ended September 30, 2009, with a balance to be expensed over the next three years of $3,321.  As of September 30, 2009 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 year ended December 31, 2008 and $4,182 for the nine months ended September 30, 2009, with a balance to be expensed over the next three years of $4,180.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

26  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of September 30, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2009 the outstanding balance was zero.

27  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of September 30, 2009 the outstanding balance was zero.

On June 17, 2009, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.   Kambiz Mahdi, a member of our board of directors and chief executive officer is the managing partner of KB Development Group, LLC.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans a member of our board of directors on September 30, 2009, subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.  Kambiz Mahdi was a member of the board of directors of Solar Masters as of September 30, 2009, subsequently resigned on July 14, 2009.

28  of 51

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 12 – Acquisition of Solar Masters

On August 13, 2008, we entered a definitive agreement for the sale and purchase of business assets of Solar Masters Company.  The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each = $100,000.00,  for a total of $102,719.65.  Solar Masters, inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,125 of inventory, $25,000 in deposits paid by the previous owner on the container of product the web site, the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was as follows:

Inventory	10,125.00
Deposit on Container	25,000.00
Goodwill	67,594.65

On July 13, 2009 we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.

NOTE 13 – Subsequent Events

On October 14, 2009, we entered into a lease agreement for 19,700 sq ft. of manufacturing space which includes office space with the Benhard Family Trust. The lease term is five years and four months. The monthly lease payment begins on February 1, 2010 in the amount of $5,910 and increased in the months below:

May 1, 2010

 $ 7,880

March 1, 2011      $ 9,851

March 1, 2012     $10,836

March 1, 2013     $11,821

March 1, 2014     $12,805

29  of 51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters.  Solar Masters is a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each which equals to  $100,000.00,  for a total of $102719.65.  Solar Masters, inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,500 of inventory, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10,500.00 in inventory and $92,219.65 in goodwill under Solar Masters, Inc.

The main product line of Solar Masters consists of various solar powered barricade lights.  Solar Masters also offers a solar powered battery charger, solar powered outdoor lighting and a solar powered flashlight.  It is the intent of Solar Masters to grow the product line as it sees demand for various other products.  Solar Masters recently made its first sale of solar panels.

On July 13, 2009 we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 (see Note 13).  This resulted in a loss on sale of investment of $190,464.

30  of 51

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
September 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2009	2008	2009	2008

Sales	$ 544,357	$ 2,022,233	$ 1,850,332	$ 6,018,623
Cost Of Goods Sold	357,973	1,625,717	1,456,460	4,575,651
Gross Profit	186,384	396,516	393,872	1,442,972

General And Administrative	177,700	338,083	741,430	1,020,749
Share Based Compensation	2,058	2,058	6,174	44,951
Research and Development	-	21,093	-	140,667
Net Profit / (Loss) From Operations	6,626	35,282	(353,732)	236,605

Other Income / (Expenses)	270	(360)		(458)
Gain debt settlement	708,708	-	708,708	-
Loss on sale of subsidiary	(190,464)	-	(190,464)	-
Interest Expense	(3,947)	(29,339)	(31,635)	(109,302)
Net Profit / (Loss) Before Income Taxes	521,193	5,583	132,877	126,845
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 521,193	$ 5,583	$ 132,877	$ 126,845

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet

	Un-audited
	September 30,	December 31,
	2009	2008

Working Capital	$ 35,549	$ (241,694)
Total Assets	658,092	1,760,464
Long term Debt	140,961	212,127
Stockholder Equity	$ 16,434	$ (242,617)

31  of 51

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through 2009.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we  have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) by making a settlement with our note holders (iv) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (v) and investing into technology by becoming an incubator to technology innovators.

Our future success is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to reach profitability and then maintain that profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC. to sell 152,000,000 shares of our common stock for $120,000.  Concurrently; we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.

Summary of Results:

For the nine month period ended September 30, 2009, we had a net profit of $132,877 of which $708,708 was from a gain on notes settlements and $(190,464) was from a loss on the sale of Solar Masters, compared to net profit of $126,845 for the same period in 2008.

For the nine month period September 30, 2009, our revenue was $1,850,332 compared to $6,018,623 for the same period in 2008, due to the loss of 3 major customers and reduced orders from existing accounts.

For the nine month period ended September 30, 2009, our cost of goods sold was 79% compared to 76% for the same period in 2008, mainly due to the increase in direct labor as a percent of the sales.

For the nine month period ended September 30, 2009, our gross margin was 21% compared to 23.9% for the same period in 2008.

For the nine month ended September 30, 2009, our SG&A cost was 40% compared to 17% for the same period in 2008.

32  of 51

For the nine months ended September 30, 2009, we had a net profit of $1132,877 and a working capital surplus of $35,549.  Our total stockholder’s deficit increased in the quarter by 259,051, resulting in shareholder surplus of $16,434 as of September 30, 2009;

As of September 30, 2009, we had a working capital surplus of $35,549 compared to working capital deficit of ($241,694) as of December 31, 2008, an increase of $302,243.

Key performance indicators for the nine months ended September 30, 2009 and 2008:

	2009	2008
Inventory Turns	3.49	6.49
Days Sales in Backlog	145	79
Days Receivables Outstanding	66	42
Days Payables Outstanding	81	63

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, our inventory turns were 3.49 compared to 6.49 for the same period in 2008.

Days sales in backlog is calculated based on our back log divided by average daily sales during that period.  For the nine months period ended September 30, 2009, Days Sales in Backlog was 145 days compared to 79 days for the same period in 2008.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the nine months period ended September 30, 2009, days receivables outstanding was 66 days compared to 42 days for the same period in 2008.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the nine months period ended September 30, 2009, days payable outstanding was 81 days compared to 63 days for the same period in 2008.

Critical Accounting Policies and basis of presentation

Our accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Company on April 15, 2009.

We follow United States Generally Accepted Accounting Principles. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our unaudited financial statements.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

33  of 51

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

Accounts Receivable

We grants credit to its customers located within the United States of America; and does not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2009, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 72% of accounts receivable at September 30, 2009 and one customer accounted for 20% of the accounts receivable balance.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We makes provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2009, we had a reserve for potentially obsolete inventory of $410,000.

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  We follow the practice of capitalizing property and equipment purchased over $5,000.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

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

34  of 51

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2009, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the three and nine months ended September 30, 2009 were 171,420,929 and 79,407,551 respectively.  As of September 30, 2009,we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,142,111 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the three and nine months ended at September 30, 2009 were 186,810,373 and 94,796,995 respectively.

Research and Development:

We are curtailing its research and development and focusing its business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and nine months ended September 30, 2009.  We expensed $21,093 and $140,667 for the 3 months and nine months ended September 30, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

For a discussion on share based compensation and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying unaudited financial statements.

35  of 51

Income Taxes

For a discussion income taxes and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying unaudited financial statements.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the three and nine month periods ended
September 30, 2009 and 2008 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2009	2008	2009	2008

Sales	100%	100%	100%	100%
Cost Of Goods Sold	66%	80%	79%	76%
Gross Profit	34%	20%	21%	24%

General And Administrative	33%	17%	40%	17%
Share Based Compensation	0%	0%	0%	1%
Research and Development	0%	1%	0%	2%
Net Profit / (Loss) From Operations	1%	2%	-19%	4%

Other Income / (Expenses)	0%	0%	0%	0%
Gain debt settlement	130%	0%	38%	0%
Loss on sale of subsidiary	-35%	0%	-10%	0%
Interest Expense	-1%	-1%	-2%	-2%
Net Profit / (Loss) Before Income Taxes	96%	0%	7%	2%
Income Tax Expense	0%	0%	0%	0%
Net Profit / (Loss)	96%	0%	7%	2%

Net Sales

For the nine month period ended September 30, 2009, our revenue was $1,850,332 compared to $6,018,390 for the same period in 2008.  Our revenue decreased $4,168,291 for the nine month period ended September 30, 2009, compared to the same period in 2008.  The decrease in revenue was the result of fewer orders from our customer base as well as a loss of 3 major customers.

36  of 51

Major Customers

Our top 5 customers accounted for approximately 72% of our net sales for the nine month period ended September 30, 2009, compared to 84%, for the same period in 2008. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the nine month period ended September 30, 2009, our gross profits were 21% from 23.9% in the same period in 2008.   This was caused primarily due to the fixed portions of our direct labor in relation to the severe drop in sales. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the nine month period ended September 30, 2009, our SG&A expense was 40% compared to 17% for the same period in 2008.  This increase is primarily due to the decrease in revenue.  We have made adjustments to decrease SG&A expense.

Net Income/ (Loss) from operations

For the nine months ended September 30, 2009, our net income from operations was (19.1%) compared to 3.9% for the same period in 2008. This was primarily due to a decrease in orders from customers.

For the nine month period ended September 30, 2009, our interest expense was ($31,635) compared to ($109,302) for the same period in 2008, this was to due to the settlement agreements referenced in Note 13.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the nine months ended September 30,

	Un-audited	Un-audited
	2009	2008
Net Cash provided / (Used) In Operating Activities	$ 115,672	$ 206,502
Cash Flows Used In Investing Activities	7,450	(2,720)
Cash Flows Provided / (used) By Financing Activities	(123,122)	(212,166)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ (8,384)

37  of 51

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2009	2010	2011	2012
Capital Lease Settlement Obligations	42,832	77,609	83,220	51,296
Total	$ 42,832	$ 77,609	$ 83,220	$ 51,296

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004 the Company had outstanding balances of $457,604 and $556,293 on the two leases and was unable to make the monthly lease payments. As a result, the Company entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule as follows:

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293 on the two leases and were unable to make the monthly lease payments. As a result, we entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule as follows:

The CIT Group would release us and its guarantors if one of the following payments were made, less the total of all monthly payments made to that date:

$375,000 if paid by October 25, 2004

$425,000 if paid by December 25, 2004

$500,000 if paid by June 25, 2005

$550,000 if paid by December 25, 2005

$600,000 if paid by June 25, 2006

$650,000 if paid by December 25, 2006

$700,000 if paid by June 25, 2007

On June 1, 2007, an amended forbearance agreement was entered into:

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

4)

We imputed interest at 7.00% over the term of the payments, which resulted in a present value of $384,025 and a gain of $324,330 which had an effect on Net profit per common share of $0.031 and Diluted Net Profit per common share of $0.022.

5)

As of September 30, 2009 the outstanding balance was $260,960.

As of June 30, 2009, we had outstanding note balances totaling 690,708, all of which were in default.  On June 17, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203.

38  of 51

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Not Applicable.

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission, or the SEC, rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2009 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39  of 51

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

We may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  As of September 30, 2009, we believe that there are no claims or litigation pending.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2009, except as disclosed below.

RISKS ABOUT OUR BUSINESS

IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, AND THE EFFECT OF OTHER UNKNOW ADVERSE FACTORS COULD THREATEN OUR EXISTENCE AS A GOING CONCERN.  THEREFORE. WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.  THEREFORE,

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the nine months ended September 30, 2009, we had a net profit of $132,877 and a working capital surplus of $35,549 and we had shareholder surplus of $16,434, our ability to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of September 30, 2009, we had current liabilities of $500,697. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

40  of 51

During the nine months ended September, 30 2009, we derived approximately 37% of our revenue from customers in the Medical Device Manufacturing, 46% Industrial Products, 9% from customers in Alternative Fuel, and 8% from customers in Aerospace/Defense industries.

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

•

The inability of our customers to successfully market their products, and the failure of these products to gain widespread commercial acceptance; could affect their long term business plans and sales.  Our success depends upon the ability of our customers to successfully market their products and if they fail, it could result in cancellations or rescheduling orders lower sales volume and operating income.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 77% of net sales during the nine months ended September 30, 2009.

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

41  of 51

These purchase orders could be cancelled or rescheduled at any time. Significant reductions in sales to any of these customers would reduce our projected sales, adversely affect our profits, and seriously harm our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of  our board of directors.

On  July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

Item 3.

 Defaults upon Senior Securities

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of September 30, 2009 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20,

42  of 51

2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of September 30, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $24,726.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of September 30, 2009 the outstanding balance was $9,607.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of September 30, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default.. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2009 the outstanding balance was zero.

43  of 51

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2009 the outstanding balance was zero.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of September 30, 2009 the outstanding balance was zero.

Item 4.

 Submission of Matters to a Vote of Security Holders

On June 11, 2009, our stockholders holding a majority of the voting stock approved the following actions by written consent pursuant to our by-laws and the Nevada Revised Statutes:

Election of Directors:

Barrett Evans

Kambiz Mahdi

Appointment of W. T. Uniack & Co. CPA’s P.C. as our independent auditors.

Ratification of the Sale of Solar Masters

Ratification Of the stock sale to KB Development Group

GENERAL PROVISIONS

AND BE IT FURTHER RESOLVED, that the officers of this Company are hereby authorized to execute and deliver on behalf of this Company such instruments as may be deemed necessary or proper and in general to do whatever is necessary to carry out the purpose and intent of the foregoing resolutions.

The Secretary of the Company is hereby directed to file the original executed copy of this Written Consent with the minutes of the Company, and said action is to have the same force and effect as if an annual meeting of the shareholders had been held. This Written Consent may be executed in counterparts and with facsimile signatures with the effect as if all parties hereto had executed the same document. All counterparts shall be construed together and shall constitute a single Written Consent.

Item 5.

 Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

44  of 51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 19, 2009

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 19, 2009

_______________________

John Bennett

45  of 51

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 3009 (are numbered in accordance with Item 601 of Regulation S-K).

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

46  of 51

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

47  of 51

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

48  of 51

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

10.53. Form of Settlement Agreements between Probe Manufacturing and Creditor Parties (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

10.54 Stock Purchase Agreement between Probe Manufacturing and Solar Masters Acquisition Company, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

10.57 Stock Purchase Agreement between Probe Manufacturing and KB Development Group, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-K filed on April 15, 2009 and incorporated herein by reference).

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

*Filed herewith.

**Furnished herewith.

49  of 51