Form 10-K
period 2009-12-31
Probe Manufacturing Inc
filed 2010-04-15
CIK 1329606

Table of Contents                                                                                                        Financial Statements

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark  One)

[X]

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

[   ]

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commissions file number 333-125678

PROBE MANUFACTURING, INC.

(Exact name of issuer as specified in its charter)

           NEVADA                                                     20-2675800

(State or other jurisdiction of                                           (I.R.S. Employer

 incorporation or organization)                                        Identification No.)

17475 Gillette Avenue, Irvine CA                                                    92614

(Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code:       (949) 206-6868

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

State issuer's revenues for its most recent fiscal year:  $2,153,141

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2009, was approximately $400,000.  The company is currently selling its common equity on the OCTBB.

State the number of shares outstanding of each of the registrant's classes of common stock as of April 14, 2010:   184,638,320

1 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

2 of 68

Table of Contents                                                                                                        Financial Statements

PART I

ITEM 1.  BUSINESS.

Our Company

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

3 of 68

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

Plan of Operation

Management is taking the following steps to address a downturn in business that we experience during 2009: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) by making a settlement with our note holders (iv) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (v) and investing into technology by becoming an incubator to technology innovators.

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

4 of 68

Table of Contents                                                                                                        Financial Statements

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

5 of 68

Table of Contents                                                                                                        Financial Statements

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

Competition

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

6 of 68

Table of Contents                                                                                                        Financial Statements

Strategy

Our strategy is to attract new customers and become profitable by using market-focused expertise and capabilities; and to offer the most competitive vertically-integrated EMS services to our customers. To achieve this goal, we are enhancing our core EMS engineering, manufacturing and procurement/inventory management services with industry-specific expertise.  To ensure long term sustainability, and growth of the company we have initiated new sales activities towards growth markets of the future such as medical, automotive, industrial, aerospace and renewable energy technologies.

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

Personnel

We presently have approximately 30 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

ITEM 1A.  RISK FACTORS

7 of 68

Table of Contents                                                                                                        Financial Statements

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net profit of $27,499, generated $86,282 in net cash from operations and improved their total stockholder’s deficit by $155,730 and a working capital surplus of $50,810 for the year ended December 31, 2009; however, we still had shareholder deficit of $86,887 as of December 31, 2009. Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2009, we had current liabilities of $475,065. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

8 of 68

Table of Contents                                                                                                        Financial Statements

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

During the twelve months ended December 31, 2009, we derived approximately 30%  of our revenue from customers in the Medical Device Manufacturing, 40% Industrial Products, 4% from customers in the Semiconductor industry, 8% from customers in Alternative Fuel and Green Technologies, and 18% from customers in aerospace/Defense industries.

Factors affecting these industries in general could seriously harm our customers and, as a result, us. These factors include:

•

Rapid changes in technology, which result in short product life cycles, often reduce the volume and market share for our customers and ultimately us. It will lead to the loss of previous design wins and frequent new product

9 of 68

Table of Contents                                                                                                        Financial Statements

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 73% of net sales during the twelve months ended December 31, 2009.

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

10 of 68

Table of Contents                                                                                                        Financial Statements

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

As of December 31, 2009, we believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

11 of 68

Table of Contents                                                                                                        Financial Statements

ITEM 4.  (Removed and Reserved)

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

2009 FISCAL YEAR	High	Low
First Quarter	$0.04	$0.03
Second Quarter	$0.03	$0.03
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.02	$0.01

2008 FISCAL YEAR	High	Low
First Quarter	$0.17	$0.03
Second Quarter	$0.17	$0.04
Third Quarter	$0.17	$0.07
Fourth Quarter	$0.12	$0.04

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	212,735.00	$0.17	3,480,031.30
Non-Qualified Equity compensation plans approved by security holders	900,000.00	$0.13	-

12 of 68

Table of Contents                                                                                                        Financial Statements

Total	1,112,735.00	$0.14	3,480,031.30

On November 5, 2007 the Company entered into a consulting services agreement with Global Capital Management (GCM), to provide investment banking services, for one year.  As a result we issued 1,275,000 warrants to purchase 1,275,000 shares of common stock at a price of $.133 per share.  As a result we recognized share based compensation expense in the amount of $16,607 for the year ended December 31, 2007.  These warrants expire November 5, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

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

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2009	2008

Sales	$ 2,153,141	$ 7,394,610
Cost of Goods Sold	1,679,687	5,816,475
Gross Profit	473,454	1,578,135

General And Administrative	922,510	1,371,895
Share Based Compensation	8,232	47,009
Research and Development	-	140,667

13 of 68

Table of Contents                                                                                                        Financial Statements

Net Profit / (Loss) From Operations	(457,288)	18,564

Other Income / (Expenses)		(585)
Gain debt settlement	708,708	-
Loss on sale of subsidiary	(190,464)	-
Interest Expense	(33,457)	(134,575)
Net Profit / (Loss) Before Income Taxes	27,499	(116,596)
Income Tax Expense	-	-
Net Profit / (Loss)	$ 27,499	$ (116,596)

Per Share Information:
Basic weighted average number
of common shares outstanding	105,931,471	31,932,579

Net Profit / (Loss) per common share	$ 0.000	$ (0.004)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	121,404,210	31,932,579

Diluted, Net Profit / (Loss) per common share	$ 0.000	$ (0.004)

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of December 31,

	2009	2008

Working Capital	$ 50,810	$ (241,694)
Total Assets	653,959	1,760,464
Long term Debt	265,781	212,127
Stockholder Equity	$ (86,887)	$ (242,617)

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

14 of 68

Table of Contents                                                                                                        Financial Statements

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

15 of 68

Table of Contents                                                                                                        Financial Statements

Overview

Probe Manufacturing, Inc. was founded in 1993.  Probe is a high quality global electronics manufacturing service (EMS) company. We provide a full range of engineering, manufacturing and integrated supply chain services to original equipment manufacturers (OEM) companies, who design and market electronic products.. Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel, industrial and instrumentation products manufacturers.  Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters.  Solar Masters is a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was: $2,719 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each which equals to $100,000, for a total of $102,719.  Solar Masters, inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,500 of inventory and a deposit on inventory of $25000, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10,500 in inventory, $25,000 deposit on inventory and $67,594 intangible assets - goodwill under Solar Masters, Inc.

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

On July 27, 2009, our board of directors appointed Kambiz Mahdi as Chief Executive officer.

16 of 68

Table of Contents                                                                                                        Financial Statements

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

Management is taking the following steps to address this situation: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating  strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) by expanding our service offering to plastics, sheet metal and cable (iv) by making  settlement with our note holders (v) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (vi) and investing into technology by becoming an incubator to technology innovators and obtain manufacturing rights and equity.

Our future success is likely dependent on our ability to attain growth capital in order to sustain growth and profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Summary of Results:

For the year ended December 31, 2009, we had a net profit of $27,499 of which $708,708 was from a gain on notes settlements and $(190,464) was from a loss on the sale of Solar Masters, compared to loss of $116,596 for the same period in 2008.

For the year ended December 31, 2009, our revenue was $2,153,141 compared to $7,394,610 for the same period in 2008, due to the loss of 3 major customers and reduced orders from existing accounts.

For the year ended December 31, 2009, our cost of goods sold was 78% compared to 79% for the same period in 2008, mainly due to the increase in direct labor as a percent of the sales.

For the nine month period ended December 31, 2009, our gross margin was 22% compared to 21% for the same period in 2008.

For the twelve month ended December 31, 2009, our SG&A cost was 43% compared to 19% for the same period in 2008.

For the year ended December 31, 2009, we had a net profit of $27,499 and a working capital surplus of $35,549.  Our total stockholder’s deficit reduced to 86,887, resulting in shareholder surplus of $16,434 as of December 31, 2009;

As of December 31, 2009, we had a working capital surplus of $50,810 compared to working capital deficit of ($241,694) as of December 31, 2008, an increase of $302,243.

Key performance indicators for the nine months ended December 31, 2009 and 2008:

Key performance indicators:

	2009	2008
Inventory Turns	4.1	6.7
Days Sales in Backlog	167	239
Days Receivables Outstanding	74	43
Days Payables Outstanding	87	66

17 of 68

Table of Contents                                                                                                        Financial Statements

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2009, our inventory turns were 4.1 compared to 6.7 for the same period in 2008.

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2009, Days Sales in Backlog was 167 days compared to 239 days for the same period in 2008.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the year ended December 31, 2009, days receivables outstanding was 74 days compared to 43 days for the same period in 2008.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2009, days payable outstanding was 87 days compared to 66 days for the same period in 2008.

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2009.

We follow United States Generally Accepted Accounting Principles, or GAAP. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our financial statements.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

18 of 68

Table of Contents                                                                                                        Financial Statements

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 73% of accounts receivable at December 31, 2009 and one customer accounted for 21% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 30, 2009, we had a reserve for potentially obsolete inventory of $350,000.

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

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

19 of 68

Table of Contents                                                                                                        Financial Statements

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2009, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the years ended December 31, 2009 and 2008 were 105,931,471 and 31,932,579 respectively.  As of December 31, 2009, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,112,735 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the years ended 2009 and 2008 were 121,404,210 and 15,890,275 respectively, however for the period ended December 31, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

20 of 68

Table of Contents                                                                                                        Financial Statements

Research and Development:

We are curtailing its research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and nine months ended December 31, 2009.  We expensed $21,093 and $140,667 for the 3 months and nine months ended December 31, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

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

21 of 68

Table of Contents                                                                                                        Financial Statements

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

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2009	2008

Sales	100%	100%
Cost of Goods Sold	78%	79%
Gross Profit	22%	21%

General And Administrative	43%	18%
Share Based Compensation	0%	1%
Research and Development	0%	1%
Net Profit / (Loss) From Operations	-21%	1%

Other Income / (Expenses)	0%	0%
Gain debt settlement	33%	0%
Loss on sale of subsidiary	-9%	0%
Interest Expense	-2%	-2%
Net Profit / (Loss) Before Income Taxes	1%	-2%
Income Tax Expense	0%	0%
Net Profit / (Loss)	1%	-2%

Net Sales

For the year ended December 31, 2009, our revenue was $2,153,141 compared to $7,394,610 for the same period in 2008.  Our revenue decreased $5,241,469 for the year ended December 31, 2009, compared to the same period in 2008.  The decrease in revenue was the result fewer orders from our customer base as well as a loss of 3 major customers.

22 of 68

Table of Contents                                                                                                        Financial Statements

Major Customers

Our top 5 customers accounted for approximately 73% of our net sales for the year ended December 31, 2009, compared to 84%, for the same period in 2008. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2009, our gross profits were 22% from 21% in the same period in 2008. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the year ended December31, 2009, our SG&A expense was 43% compared to 19% for the same period in 2008.  This increase is primarily due to the decrease in revenue.  We have made adjustments to decrease SG&A expense.

Net Income/ (Loss) from operations

For the year ended December 31, 2009, our net loss from operations was (21%) compared to net income from operations of 1% for the same period in 2008. This was primarily due to a decrease in orders from customers.

For the year ended December 31, 2009 interest expense was ($33,457) compared to ($134,575) for the same period in 2008, this was to due to the settlement agreements referenced in Note 13.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	2009	2008
Net Cash provided / (Used) In Operating Activities	$ 86,282	$ 93,967
Cash Flows Used In Investing Activities	(12,236)	(2,720)
Cash Flows Provided / (used) By Financing Activities	(74,046)	(110,983)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ (19,736)

23 of 68

Table of Contents                                                                                                        Financial Statements

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2010	2011	2012	2013
Notes Payable	-	-	-	-
Other Long term debt		-	-	-
Capital Lease Settlement Obligations	73,747	79,078	84,795	27,932
Total	$ 73,747	$ 79,078	$ 84,795	$ 27,932

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

5)

As of December 31, 2009 the outstanding balance was $260,960.

Subsequently, On April 9, 2009 we entered into an agreement with CIT to pay off the balance in full for $70,000. This realizes a net gain of $190,960.

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

24 of 68

Table of Contents                                                                                                        Financial Statements

27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

25 of 68

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

PROBE MANUFACTURING, INC.

10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

26 of 68

Table of Contents                                                                                                        Financial Statements

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 15, 2010

Board of Directors

Probe Manufacturing, Inc.

We have audited the accompanying consolidated balance sheet of Probe Manufacturing, Inc.(the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $525,870 and current liabilities of $475,065.  Sales have decreased from $7,394,610 in 2008 to $2,153,141 for the comparable period.  In addition, the Company has an accumulated deficit of $572,790 and is dependent

27 of 68

Table of Contents                                                                                                        Financial Statements

on at least maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W. T. Uniack & Co. CPA’s P.C.

Certified Public Accountants

28 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet
as of December 31,

	2009	2008
Assets
Current Assets:
Cash	$ -	$ 9,754
Accounts receivable - trade - net	100,381	700,490
Inventory	402,867	786,416
Deposits	22,627	52,600
Total Current Assets	525,875	1,549,260

Property And Equipment - Net	103,084	143,610

N/R Solar Acquisition corp.	25,000	-
Goodwill	-	67,594
Total Assets	$ 653,959	$ 1,760,464

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 60,674	$ 105,882
Accounts payable - trade	187,948	668,464
Customer Deposits	25,434	31,540
Accrued Expenses	185,829	194,764
Notes payable - Related Party	-	414,948
Notes payable	-	302,979
Current Portion of Long Term Debt	15,180	72,377
Total Current Liabilities	475,065	1,790,954
Long-Term Debt:
Capital lease settlement obligations	260,961	284,504
Notes Payable	20,000
Less Current portion of Long Term Debt	(15,180)	(72,377)
Net Long-Term Debt	265,781	212,127
Total Liabilities	740,846	2,003,081

Stockholders' ( Deficit )
Common stock, $.001 par value; 200,000,000 shares authorized; 184,638,320 and 32,638,320 shares issued and outstanding respectively	184,638	32,638
Additional paid-in capital	301,265	325,033
Accumulated deficit	(572,790)	(600,288)
Total Stockholders' ( Deficit )	(86,887)	(242,617)
Total Liabilities And Stockholders' Deficit	$ 653,959	$ 1,760,464

The accompanying footnotes are an integral part of these financial statements

29 of 68

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2009	2008

Sales	$ 2,153,141	$ 7,394,610
Cost of Goods Sold	1,679,687	5,816,475
Gross Profit	473,454	1,578,135

General And Administrative	922,510	1,371,895
Share Based Compensation	8,232	47,009
Research and Development	-	140,667
Net Profit / (Loss) From Operations	(457,288)	18,564

Other Income / (Expenses)		(585)
Gain debt settlement	708,708	-
Loss on sale of subsidiary	(190,464)	-
Interest Expense	(33,457)	(134,575)
Net Profit / (Loss) Before Income Taxes	27,499	(116,596)
Income Tax Expense	-	-
Net Profit / (Loss)	$ 27,499	$ (116,596)

Per Share Information:
Basic weighted average number
of common shares outstanding	105,931,471	31,932,579

Net Profit / (Loss) per common share	$ 0.000	$ (0.004)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	121,404,210	31,932,579

Diluted, Net Profit / (Loss) per common share	$ 0.000	$ (0.004)

The accompanying footnotes are an integral part of these financial statements

30 of 68

Table of Contents                                                                                                        Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
as of December 31, 2009

	Preferred Stock A $1,000 Stated Value		Preferred Stock B $100 Stated Value		Preferred Stock C No Par		Common Stock .001 Par		Shares to be Issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance, December 31, 2004	440	$ 440,000	12,500	$ 1,250,000	-	$ -	7,839,375	$ 7,839			$ (2,334,899)	$ (375,378)	$ (1,012,438)
Stock issued for cash							2,145,000	2,145			569,855		572,000
Stock issued in lieu of Interest payments							93,354	93			24,801		24,894
Net Loss								-				(634,105)	(634,105)
Balance 12/31/05	440	440,000	12,500	1,250,000	-	-	10,077,729	10,078			(1,740,243)	(1,009,483)	(1,049,649)

Stock Issued in lieu of Interest Payments							215,208	215	-	-	57,179	-	57,394
Stock Issued for compensation - Reza							12,615	13	332,139	42,533	3,353	-	45,899
Stock issued for Services							1,500,000	1,500			48,500		50,000
Stock Converted from Preferred B to Preferred C			(12,500)	(1,250,000)	14,040	1,404,000					(154,000)	-	-
Series C Conversion @ .80					(14,040)	(1,404,000)	5,265,000	5,265			1,398,735		-
Series A Conversion shares @ 44%	-440	(440,000)					13,417,272	13,417			426,583		0
													-
Net Income 2006												150,894	150,894
Balance 12/31/06	-	-	-	-	-	-	30,487,824	30,488	332,139	42,533	40,107	(858,589)	(745,462)

Stock issued compensation - Reza							332,139	332	(332,139)	-42533	42200.861		-
Stock to be issued for compensation - Reza									109,062	18904			18,904
Stock to be issued for compensation - Reza									126,027	18904			18,904
Stock to be issued for compensation - Reza .40									141,780	18,904			18,904
							235,089	235	(235,089)	(37,808)	37,573		0

31 of 68

Table of Contents                                                                                                        Financial Statements

Stock Issued for compensation - Reza @							141,780	142	(141,780)	(18,904)	18,762		(0)
									472,599	18,904			18,904
Share Based compensation											21,920		21,920

Net Profit 2007												374,896	374,896
Balance 12/31/2007	-	$ -	-	$ -	-	$ -	31,196,832	$ 31,197	472,599	$ 18,904	$ 160,563	$ (483,693)	$ (273,030)

Stock issued for Services							472,599	473	(472,599)	(18,904)	18,431		(0)
Stock to be issued for compensation - Reza .50									113,424	18,904			18,904
Share based Option Amortization									-		2,058		2,058
Stock issued for Services							113,424	113	(113,424)	(18,904)	18,791		-
Stock to be issued for compensation - Reza .50									105,465	14,062			14,062
Share based Comp - W&O									-		5,811		5,811
Share based Option Amortization											2,058		2,058
Stock issued for Services							105,465	105	(105,465)	(14,062)	13,957		-
Date the stock was split
Stock to be issued for compensation - Reza .50													-
Share based Comp - W&O													-
Share based Option Amortization											2,058		2,058
Shares issued for Solar Masters Assets							750,000	750			99,250		100,000
Share based Option Amortization											2,058		2,058
													-
Net Profit 2008												(116,596)	(116,596)
												-	-
													-
Balance 12/31/08	-	$ -	-	$ -	-	$ -	32,638,320	$ 32,638	-	$ -	$ 325,034	$ (600,289)	$ (242,617)

Share based Option Amortization											8,232		8,232
													-
Stock Issued							152,000,000	152,000			(32,000)		120,000
Net Profit												61,089	61,089
Reduction in Net Asset Value from

32 of 68

Table of Contents                                                                                                        Financial Statements

Solar Master sale												(33,589)	(33,589)
													-
Balance 12/31/2009	-	$ -	-	$ -	-	$ -	184,638,320	$ 184,638	-	$ -	$ 301,266	$ (572,789)	$ (86,885)

The accompanying footnotes are an integral part of these financial statements

33 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2009	2008
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 27,499	$ (116,596)
Adjustments to reconcile net loss to net cash used in operating activity:
Depreciation and amortization	52,762	68,172
Share based compensation	8,232	14,043
Gain on debt settlement	(708,707)	-
Loss on from disposition of subsidiary	190,466	-
Net Profit of subsidiary	(4,504)
Stock issued for Services		32,966
Changes in assets and liabilities (net of disposition of subsidiary)
(Increase) decrease in accounts receivable	593,337	1,562
(Increase) decrease in inventory	243,470	167,387
(Increase) decrease in other assets	(22,627)	(52,600)
(Decrease) increase in accounts payable	(441,039)	68,059
(Decrease) increase in customer deposits		(3,289)
(Decrease) increase in accrued expenses (net of gain settlement)	147,393	(85,737)
Net Cash provided / (Used) In Operating Activities	86,282	93,967

Cash Flows from Investing Activities
Purchased of Property and equipment	(12,236)	-
Investment in Solar Masters	-	(2,720)
Cash Flows Used In Investing Activities	(12,236)	(2,720)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(45,208)	105,882
Proceeds from sale of common stock	120,000	-
Payments on capital lease settlement obligations	(23,543)	(67,497)
Stock issued for investment		35,125
Payments on notes payable	(125,295)
Proceeds / (Payments) on notes payable		(184,493)
Cash Flows Provided / (used) By Financing Activities	(74,046)	(110,983)

Net (Decrease) Increase in Cash and Cash Equivalents	-	(19,736)

Cash and Cash Equivalents at Beginning of Period	-	29,490

Cash and Cash Equivalents at End of Period	$ -	$ 9,754

Supplemental Information:
Stock issued for investment		100,000

34 of 68

Table of Contents                                                                                                        Financial Statements

Interest Paid	$ 8,652	$ 137,043
Net effect of Disposition of Subsidiary
Change in Cash	9,923	-
Change in Accounts Receivable	51,227	-
Change in Inventory	68,875	-
Change in Deposits	27,845	-
Change in Goodwill	67,594	-
Change in Note Receivable Solar Acquisition corp.	(25,000)	-
Change in Note Payable Conrad	(10,000)	-
Loss from disposition of subsidiary	$ 190,464	$ -

The accompanying footnotes are an integral part of these financial statements

35 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008

Notes 1- GENERAL

The Company

Probe Manufacturing, Inc. was founded in 1993.  Probe is a high quality global electronics manufacturing service (EMS) company. We provide a full range of engineering, manufacturing and integrated supply chain services to original equipment manufacturers (OEM) companies, who design and market electronic products.. Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel, industrial and instrumentation products manufacturers.  Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters.  Solar Masters is a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was: $2,719 in cash payable to Solar Masters, LLC. plus 250,000 shares of Probe common stock valued at $.40 each which equals to  $100,000,  for a total of $102,719.  Solar Masters, inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,500 of inventory and a deposit on inventory of $25000, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10,500 in inventory, $25,000 deposit on inventory and $67,594 in goodwill under Solar Masters, Inc.

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

On July 27, 2009, our board of directors appointed Kambiz Mahdi as Chief Executive officer.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the year ended December 31, 2009, we had a net profit of $27,499 and a working capital surplus of $50,810 and a shareholder deficit of $(86,887) our

36 of 68

Table of Contents                                                                                                        Financial Statements

ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

37 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

Management is taking the following steps to address this situation: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating  strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) by expanding our service offering to plastics, sheet metal and cable (iv) by making  settlement with our note holders (v) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions (vi) and investing into technology by becoming an incubator to technology innovators and obtain manufacturing rights and equity.

Our future success is likely dependent on our ability to attain growth capital  in order to sustain growth and profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2009.

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

38 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2009, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 73% of accounts receivable at December 31, 2009 and one customer accounted for 21% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 30, 2009, we had a reserve for potentially obsolete inventory of $350,000.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

39 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2009, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the years ended December 31, 2009 and 2008 were 105,931,471 and 31,932,579 respectively.  As of December 31, 2009, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,112,735 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the years ended 2009 and 2008 were 121,404,210 and 15,890,275 respectively, however for the period ended December 31, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

40 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Research and Development:

We are curtailing its research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the three and nine months ended December 31, 2009.  We expensed $21,093 and $140,667 for the 3 months and nine months ended December 31, 2008, for the acquisition of a 125 KW natural gas distributed power generator converted to run on hydrogen fuel. We have tabled the development of this project.  Our second research and development project involves an Engine Control Unit (ECU) to help convert gasoline cars to run on natural gas.  The Solaris project is in prototype stage.  We have suspended the development of these projects.

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

41 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2009 and 2008 $8,232 and $37,082 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $5,442 in non-vested expense to be recognized over the next three years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2009, we had a net operating loss carry forward of $(572,790) and a deferred tax asset of $194,749 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2009	December 31, 2008
Raw Material	$ 678,492	$ 1,036,258
Work in Process	71,161	68,170
Finished Goods	3,214	6,208
Total	752,867	1,110,636
Less Reserve for excess or obsolete inventory	(350,000)	(450,000)
Total Inventory	$ 402,867	$ 660,636

42 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2009	December 31, 2008
Furniture and fixtures	$ 33,558	$ 57,044
Equipment	1,854,184	2,397,325
Leasehold improvements	19,686	210,403
Total	1,907,428	2,664,772
Accumulated Depreciation	(1,804,344)	(2,521,162)
Net Fixed Assets	$ 103,084	$ 143,610

NOTE 5 – ACCRUED EXPENSES

	December 30, 2009	December 31, 2008

Accrued Wages	$ 26,681	$ 49,248
Accrued Interest	650	2,512
Accrued Professional Fees	10,000	37,000
Accrued Other	45,214	1,639
Accrued Rent	80,432	-
Accrued CEO Compensation	-	45,000
Accrued Vacation	22,852	59,365
Total Accrued Expenses	$ 185,829	$ 194,764

43 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

5)

As of December 31, 2009 the outstanding balance was $ 260,960.

Unaudited - Subsequently, On April 9, 2009 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of December 31, 2009 the outstanding balance was zero.

44 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of December 31, 2009 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of December 31, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of December 31, 2009 the outstanding balance was zero.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of December 31, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of December 31, 2009 the outstanding balance was zero.

45 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares), Due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of December 31, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares), Due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of December 31, 2009 the outstanding balance was zero.

46 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2009 the balance was $10,000.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2009 the balance was $10,000.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of December 31, 2009 the outstanding balance was $11,925.

2) We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month. All payments to date are current. The balance is included in other long-term debt.  This was paid in full  in October of 2009 and as of December 31, 2009 the balance was $0.

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

47 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  As of December 31, 2009, we believe that there are no claims or litigation pending.

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

On December 31, 2008 we issued 750,000 shares of its common stock for the purchase of the assets of Solar Masters, Inc.

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of our board of directors.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

48 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2009 there were 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of August 20, 2006 all preferred stock has been converted into Common stock and there are no outstanding Preferred shares as of December 31, 2008.

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

49 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

50 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Warrants

Series A - Common Stock Warrants

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.33 per share.  The Series A Warrants expire on November 15, 2010.

Series B - Common Stock Warrants

We currently have 1,192,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.50 per share.  The Series B Warrants will expire on May 15, 2011.

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

For the year ended December 31, 2008 and 2009, we recognized share based compensation expense of d $14,403 and $8,232 from the issuance of options and Warrants.

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of December 31, 2009, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares), Due May 10, 2007.   This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009, the note had outstanding balance of zero.

51 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.  As of December 31, 2009, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date..  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009, the note had outstanding balance of zero.

52 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

53 of 68

Table of Contents                                                                                                        Financial Statements

0.13	443,580	$0.13	3.1	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of December 31, 2009 we had a reduction in the outstanding stock options of 403,779 as a result of employee termination and forfeiture of the options.  As of December 31, 2009 there were 212,735 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007; $2,657 for the year ended December 31, 2008 and $2,656 for the year ended December 31, 2009, with a balance to be expensed over the next year of $2,656.  As of December 31, 2009 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 year ended December 31, 2008 and $5,576 for the year ended December 31, 2009, with a balance to be expensed over the next year of $2,786.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

54 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares), Due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of December 31, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares), Due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of December 31, 2008 the note was in default. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of December 31, 2009 the outstanding balance was zero.

55 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2009 the balance was $10,000.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2009 the balance was $10,000.

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

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans a member of our board of directors on December 31, 2009, subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.  Kambiz Mahdi was a member of the board of directors of Solar Masters as of December 31, 2009, subsequently resigned on July 14, 2009.

56 of 68

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

NOTE 13 – Subsequent Events (Unaudited)

As of December 13, 2009 our balance due on the 2 leases from CIT group was 260,960. Subsequently, On April 9, 2009 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of  $190,960.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Report of Management on Internal Control over Financial Reporting

57 of 68

Table of Contents                                                                                                        Financial Statements

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

AGE

POSITION

Kambiz Mahdi

45

Chief Executive Officer, Director

Reza Zarif

53

Former Chief Executive Officer, Former Director

58 of 68

Table of Contents                                                                                                        Financial Statements

Barrett Evans

39

Former Interim Chief Executive Officer, Former Director

Jeffrey Conrad

36

Former Director

John Bennett

49

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

JOHN BENNETT has been with the company for 4 years. Mr. Bennett joined the company as the controller and was promoted to the Chief financial officer in 2007.  Mr. Bennett was formerly with Aim Technologies, Inc. for 8 years as the Chief financial officer and previously with Electritek, Inc for 10 years as the Chief financial officer.  Mr. Bennett has a Bachelors of Science in accounting from Mesa College and a Masters of Science in Finance from University of Colorado.

.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. Mr. Mahdi, a Director, qualifies as an "audit committee financial expert" as defined in Item 401(e)(2) of  Regulation  S-K.

CODE OF ETHICS

We  have  adopted  a  code  of  ethics  that  applies to our principal executive officer,  principal  financial  officer,  principal  accounting  officer  or controller, or persons performing similar functions. We have filed our Code of Ethics as a Report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 14.1.  Our Code of Ethics is available upon request at no charge to any shareholder and is available on our website at www.probemi.com.

ITEM 11.  EXECUTIVE COMPENSATION.

59 of 68

Table of Contents                                                                                                        Financial Statements

The following table presents a summary of the compensation paid to our Chief Executive Officer and Chief Operating Officer. No other executive officer received compensation in excess of $100,000 during 2005. Except as listed below, there are no bonuses, other annual compensation,  restricted  stock  awards  or  stock  options/SARs  or any other compensation  paid  to  the  executive  officers

Name		Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)
Kambiz Mahdi	Chief Executive Officer and Director	2009	-	-	-	-	-	-	-	-
Barrett Evans	Chief Executive Officer and Director	2008	60,000	-	-	-	-	-	-	60,000
Reza Zarif	Chief Executive Officer and Director	2008	116,667	-	32,966	-	-	-	-	149,633
John Bennett	Chief Financial Officer	2008	135,899	-	-	13,935	-	-	-	149,834
		2009	110,000	-	-	-	-	-	-	110,000

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

On December 15, 2006, our controller, John Bennett was promoted to Chief Financial Officer which took effect January 1, 2007. His new employment package includes $110,000 base salary plus a 100,000 stock option package that vests over five years with one year fully vested upon execution.  On February 28, 2008 the company entered into an amended employment contract with Mr. Bennett whereby he will receive 140,000 per year as a base salary and received options to purchase the Company’s common stock at $0.10 per share.  In 2009 as a result in the down turn in the economy Mr. Bennett agreed to a pay cut for that year for a salary of $110,000.

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

On September 8, 2008 the Company entered into an Executive Consulting Agreement with Barrett Evans to act as the Company’s interim Chief Executive Officer.  Mr. Evans shall receive a Base Salary at an annual rate of One Hundred

60 of 68

Table of Contents                                                                                                        Financial Statements

Seventy Five Thousand Dollars ($175,000), payable on the 1st and 15th of the month.  All compensation payable to Evans hereunder shall be paid on an independent contractor basis.  On July 27, 2009 Mr. Evans resigned from the Board of directors and his position as Chief Executive Officer.

On July 27, 2009, our board of directors appointed Kambiz Mahdi as Chief Executive officer; he has agreed to work for no salary through March of 2010. Kambiz Mahdi is a member of our board of directors and the managing partner of KB Development Group, LLC.

DIRECTOR COMPENSATION

We currently have one member on our board of directors, who is elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

We currently reimburse directors for travel expenses associated with their work for the company but our directors currently do not receive any other compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The  following  table  sets  forth certain information concerning the beneficial ownership  of  our outstanding classes of stock as of April 14, 2010, by each person  known  by us to (i) own beneficially more than 5% of each class, (ii) by each  of  our  Directors  and  Executive Officers and (iii) by all Directors and Executive  Officers  as  a  group.  Unless  otherwise  indicated  below,  to our knowledge,  all  persons listed below have sole voting and investment power with respect  to  their shares of common stock except to the extent that authority is shared  by  spouses  under  applicable  law.

The number of shares of common stock issued and outstanding on April 14, 2010 was 184,638,320 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on April 14, 2008, plus shares of common stock subject to options / warrants held by such person on April 14, 2010 and  exercisable within 60 days thereafter.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership (1)
KB Development, LLC. (3)	152,000,000	82.32%
Kambiz Mahdi (2)	7,507,368	4.07%
John Bennett (4)	540,000	0.29%
Total	160,047,368	55.77%

Total of All officers and directors	8,047,368	4.36%

1)

The percentage of ownership includes shares underlying other classes of securities held by the individuals, Series A, Series B, Series C and Series D Warrants which can be converted into common stock within 60 days of this offering.

2)

 Kambiz Mahdi is one of our founders and a director of ours.  Mr. Mahdi has dispositive and voting power over his shares and claims beneficial ownership of them.  He is all the rights pursuant to such ownership.  Mr. Mahdi acquired his shares as a founder of Probe.

3)

Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development Group, LLC.

4)

John Bennett is our chief financial officer. Mr. Bennett’s shares are represented by his exercisable stock options that he is vested for.

The number of shares of common stock issued and outstanding on April 14, 2010 was 184,638,320 shares.

61 of 68

Table of Contents                                                                                                        Financial Statements

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of our board of directors.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of December 31, 2009 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. As of June 30, 2008 the outstanding balance was $126,759.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of December 31, 2009 the outstanding balance was zero.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009 the outstanding balance was zero.

62 of 68

Table of Contents                                                                                                        Financial Statements

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of December 31, 2009 the outstanding balance was zero.

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

W. T. Uniack & Co. CPA’s P.C. has been paid $6,000.00 and $XXXXX for the 2008 and 2009 audits, respectively.

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

63 of 68

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

64 of 68

Table of Contents                                                                                                        Financial Statements

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

65 of 68

Table of Contents                                                                                                        Financial Statements

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

66 of 68

Table of Contents                                                                                                        Financial Statements

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

67 of 68

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

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Director and Chief Executive Officer

/s/  John Bennett

___________________

By:

John Bennett

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

 Date

/s/ Kambiz Mahdi

Chief Executive Officer and Director

April 14, 2009

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

April 14, 2009

_______________________

John Bennett

/s/ Kambiz Mahdi

Director

April 14, 2009

_______________________

Kambiz Mahdi

68 of 68