Form 10-Q
period 2010-03-31
Probe Manufacturing Inc
filed 2010-05-24
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 333-125678

PROBE MANUFACTURING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17475 Gillette Avenue, Irvine CA	92614
(Address of principal executive offices)	(Zip Code)

(949) 273-4990

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       ☐ Yes ☑ No

As of May 21, 2010, there were 184,638,320 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

1 of 46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2010, and the related statements of operations and cash flows for the three to nine month periods ended

March 31, 2010. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 21, 2010

2 of 46

PROBE MANUFACTURING, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade - net	179,395	100,381
Inventory	442,705	402,867
Deposits	15,877	22,627
Total Current Assets	637,977	525,875

Property And Equipment - Net	125,965	103,084

N/R Solar Acquisition corp.	21,800	25,000
Goodwill	-	-
Total Assets	$ 785,742	$ 653,959

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 27,726	$ 60,674
Accounts payable - trade	266,182	187,948
Customer Deposits	15,214	25,434
Accrued Expenses	264,331	185,829
Current Portion of Long Term Debt	15,180	15,180
Total Current Liabilities	588,633	475,065
Long-Term Debt:
Capital lease settlement obligations	253,460	260,961
Notes Payable	20,000	20,000
Less Current portion of Long Term Debt	(15,180)	(15,180)
Net Long-Term Debt	258,280	265,781
Total Liabilities	846,913	740,846

Stockholders' ( Deficit )
Common stock, $.001 par value; 200,000,000 shares authorized; 184,638,320 and 32,638,320 shares issued and outstanding respectively	184,638	184,638
Additional paid-in capital	310,823	301,265
Accumulated deficit	(556,632)	(572,790)
Total Stockholders' ( Deficit )	(61,171)	(86,887)
Total Liabilities And Stockholders' Deficit	$ 785,742	$ 653,959

The accompanying notes are an integral part of these financial statements.

3 of 46

PROBE MANUFACTURING, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

Sales	$ 487,506	$ 887,928
Cost of Goods Sold	336,150	761,603
Gross Profit	151,356	126,325

General And Administrative	124,900	322,016
Share Based Compensation	9,558	2,058
Net Profit / (Loss) From Operations	16,898	(197,749)

Other Income / (Expenses) - Net	(91)	-
Interest Expense	(650)	(24,769)
Net Profit / (Loss) Before Income Taxes	16,157	(222,518)
Income Tax Expense	-	-
Net Profit / (Loss)	$ 16,157	$ (222,518)

Per Share Information:
Basic weighted average number
of common shares outstanding	184,638,320	32,638,320

Net Profit / (Loss) per common share	$ 0.0001	$ (0.0068)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	199,989,511	32,638,320

Diluted, Net Profit / (Loss) per common share	$ 0.0001	$ (0.0068)

The accompanying notes are an integral part of these financial statements.

4 of 46

PROBE MANUFACTURING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Common Stock .001 Par		Shares to be Issued
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/2009	184,638,320	184,638	-	-	301,266	(572,789)	(86,885)

Share based Option Amortization					2,057		2,057
							-
Stock Issued to be issued		-	750,000	7,500	-		7,500
Net Profit						16,157	16,157
							-
Balance 3/31/2010	184,638,320	$ 184,638	750,000	$ 7,500	$ 303,323	$ (556,632)	$ (61,171)

Balance 12/31/08	32,638,320	32,638	-	-	325,034	(600,289)	(242,617)

Share based Option Amortization					2,058		2,058

Net Loss						(222,518)	(222,518)

Balance 3/31/09	32,638,320	32,638	-	-	327,092	(822,807)	(463,077)

The accompanying notes are an integral part of these financial statements.

5 of 46

PROBE MANUFACTURING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months March 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 16,157	$ (222,518)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,713	15,324
Share based compensation	9,558	2,058
Stock issued for Services	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(79,014)	124,824
(Increase) decrease in inventory	(39,838)	164,683
(Increase) decrease in other assets	9,950	50,000
(Decrease) increase in accounts payable	78,234	(270,897)
(Decrease) increase in customer deposits	(10,220)	77,000
(Decrease) increase in un-earned revenue	-	90,838
Other (Decrease) increase in accrued expenses	78,502	55,694
Net Cash provided / (Used) In Operating Activities	71,042	87,006

Cash Flows from Investing Activities
Disposal of Property and equipment	(30,594)	7,450
Cash Flows Used In Investing Activities	(30,594)	7,450

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(32,948)	(75,696)
Payments on capital lease settlement obligations	(7,500)	(17,624)
Proceeds / (Payments) on notes payable	-	3,887
Cash Flows Provided / (used) By Financing Activities	(40,448)	(89,433)

Net (Decrease) Increase in Cash and Cash Equivalents	-	5,023

Cash and Cash Equivalents at Beginning of Period	-	9,754

Cash and Cash Equivalents at End of Period	$ -	$ 14,777

Supplemental Information:
Interest Paid	$ -	$ 5,724

The accompanying notes are an integral part of these financial statements.

6 of 46

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, we were re-domiciled from California to Nevada, and changed our name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a global provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August 2008, we acquired the assets of Solar Masters, LLC, a distributer of solar powered products. Our headquarters are located in Lake Forest, California.  Solar Masters is located in Fountain Valley, California.

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

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently; we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development Group, LLC.

On July 27, 2009, our board of directors appointed Kambiz Mahdi as Chief Executive officer.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the three months ended March 31, 2010, we had a net profit of $16,157 and a working capital surplus of $49,344, and we had shareholder deficit of $(61,171), our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

7 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through March 31, 2010.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2009, as filed with the United States Securities and Exchange Commission, or the SEC on April 15, 2009.

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

8 of 46

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2010, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 79% of accounts receivable at March 31, 2010 and one customer accounted for 25% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

9 of 46

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the three months ended March 31, 2010, was 184,638,320.  As of March 31, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,103,861 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the three months ended at March 31, 2010, was 199,989,511.

10 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Research and Development:

We are curtailing its research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the three months ended March 31, 2010.

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

11 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended, March 31, 2010 and 2009, we recognized $2,058 and $2,058 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $3,384 in non-vested expense to be recognized over the next year.  We also recognized $7,500 in share based expense due to the issuance of 750,000 shares to key individuals.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2010, we had a net operating loss carry forward of $(556,633) and a deferred tax asset of $189,255 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of tour ability to operate as a going concern, we have not booked any deferred tax asset as a result.

3.  Inventory.

Inventories by major classification were comprised of the following at:

	March 31, 2010	December 31, 2009
Raw Material	$ 709,852	$ 678,492
Work in Process	75,370	71,161
Finished Goods	7,483	3,214
Total	792,705	752,867
Less Reserve for excess or obsolete inventory	(350,000)	(350,000)
Total Inventory	$ 442,705	$ 402,867

12 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

4.  Property and Equipment

Property and equipment were comprised of the following at:

	March 31, 2010	December 31, 2009
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,867,778	1,854,184
Leasehold improvements	36,686	19,686
Total	1,938,022	1,907,428
Accumulated Depreciation	1,812,057	1,804,344
Net Fixed Assets	$ 125,965	$ 103,084

5.  Accrued Expenses

	March 31, 2010	December 30, 2009
Accrued Wages	$ 72,287	$ 26,681
Accrued Interest	1,300	650
Accrued Professional Fees	10,000	10,000
Accrued Other	79,459	45,214
Accrued Rent	78,432	80,432
Accrued CEO Compensation	-	-
Accrued Vacation	22,852	22,852
Total Accrued Expenses	$ 264,330	$ 185,829

13 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6.  Capital Lease Settlement Obligations

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

5)

As of March 31, 2010 the outstanding balance was $ 253,460

Subsequently, On April 9, 2009 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $183,460.

7.  Notes Payable

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of March 31, 2010 the outstanding balance was zero.

14 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of March 31, 2010 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of March 31, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of March 31, 2010 the outstanding balance was zero.

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of March 31, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of March 31, 2010 the outstanding balance was $9,607.

15 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of March 31, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of March 31, 2010 the outstanding balance was zero.

16 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of March 31, 2010 the outstanding balance was zero.

Other Long-Term Debt

1) We have reached a settlement with I-Source, a supplier, with monthly payments of $2,500. As of March 31, 2010 the outstanding balance was $11,925.

2) We currently owe the Internal Revenue Service $1,322 for past tax liabilities.  We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month. All payments to date are current. The balance is included in other long-term debt.  The balance as of March 31, 2010 is $1,322. Subsequently this has been paid in full.

8.  Commitments and Contingencies

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

17 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Litigation

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  As of March 31, 2010, we believe that there are no claims or litigation pending.

9.  Capital Stock Transactions

During the three months ended March 31, 2010, we do not issue any capital stock.

18 of 46

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2010 there were 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Series A

Previously, there were 440 shares of Convertible A Preferred Stock outstanding, with a stated value of $1,000.  Each share is convertible into 0.1% percent of the shares of our common stock outstanding at the date of conversion, which shall convert upon election of the holder.  The holders of series A Preferred stock have the right to vote with the holders of common stock on any matter to which the common stock holders are entitled to vote and they are entitled to vote number of shares of common stock into which the series A Preferred Stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Convertible A Preferred Stock shall receive the greater of (i) $2,500 per share of Convertible A Preferred Stock they hold at the time of such liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Convertible A preferred stock is converted to common stock.  On August 14, 2006 the holders converted 440 shares of the Preferred Series A for 4,544,188 shares of our common stock.

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

19 of 46

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

20 of 46

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

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of March 31, 2010, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of March 31, 2010, the note had  outstanding balance of zero.

21 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.  As of March 31, 2010, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date..  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of March 31, 2010, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of March 31, 2010, the note had outstanding balance of zero.

22 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding March 31, 2010	14,247,330	0.38	14,247,330	0.38

23 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.62	5,964,375	$0.33
0.50	5,964,375	$0.50	1.13	5,964,375	$0.50
0.27	600,000	$0.27	1.1	600,000	$0.27
0.13	1,275,000	$0.13	2.85	1,275,000	$0.13
0.13	443,580	$0.13	2.85	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2010 we had a reduction in the outstanding stock options of 403,779 as a result of employee termination and forfeiture of the options.  As of March 31, 2010 there were 212,735outstanding options under this plan.

On February 8, 200, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008,$2,657 for the year ended December 31, 2009 and $664 for the three months ended March 31, 2010, with a balance to be expensed over the next  year of $1,993.  As of March 31, 2010 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,576 for the year ended December 31, 2009 and $1,394 for the three months ended March 31, 2010, with a balance to be expensed over the next quarter of $1,392.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

24 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  Related Party Transactions

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of March 31, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of March 31, 2010 the outstanding balance was zero.

25 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of March 31, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of March 31, 2010 the outstanding balance was zero.

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

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans a member of our board of directors on March 31, 2010, subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.  Kambiz Mahdi was a member of the board of directors of Solar Masters as of March 31, 2010, subsequently resigned on July 14, 2009.

26 of 46

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12.  Acquisition of Solar Masters

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

13.  Subsequent Events

Settlement with CIT

Subsequently, On April 9, 2009 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $183,460.

27 of 46

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

28 of 46

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

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2010	2009

Sales	$ 487,506	$ 887,928
Cost of Goods Sold	336,150	761,603
Gross Profit	151,356	126,325

General And Administrative	124,900	322,016
Share Based Compensation	9,558	2,058
Stock Issued for Services	-	-
Research and Development	-	-
Net Profit / (Loss) From Operations	16,898	(197,749)

Other Income / (Expenses) - Net	(91)	-
Interest Expense	(650)	(24,769)
Net Profit / (Loss) Before Income Taxes	16,157	(222,518)
Income Tax Expense	-	-
Net Profit / (Loss)	$ 16,157	$ (222,518)

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	Un-Audited
	March 31,	December 31,
	2010	2009

Working Capital	$ 49,344	$ 50,810
Total Assets	785,742	653,959
Long term Debt	258,280	265,781
Stockholder Equity	$ (61,171)	$ (86,887)

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through March 31, 2010.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we  have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

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

Summary of Results:

For the three month period ended March 31, 2010, we had a net profit of $16,157 compared to net loss of $222,518 for the same period in 2009.

For the three month period March 31, 2010, our revenue was $487,506 compared to $887,928 for the same period in 2009, mainly due to the loss of 3 major customers and reduced orders from existing accounts.

For the three month period ended March 31, 2010, our cost of goods sold was 68% compared to 86% for the same period in 2009, mainly due to the decrease in direct labor as a percent of the sales.

For the three month period ended March 31, 2010, our gross margin was 31% compared to 14% for the same period in 2009.

For the three month ended March 31, 2010, our SG&A cost was 26% compared to 36% for the same period in 2009.

29 of 46

For the three months ended March 31, 2010, we had a net profit of $16,157 and as of March 31, 2010, we had a working capital surplus of $49,344

Key performance indicators for the three months ended March 31:

	2010	2009
Inventory Turns	3.22	5.59
Days Sales in Backlog	184	81
Days Receivables Outstanding	26	73
Days Payables Outstanding	61	65

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2010. For the three months ended March 31, 2010, our inventory turns were 3.22 compared to 5.59 for the same period in 2009.

Days sales in backlog is calculated based on our back log divided by average daily sales during that period.  For the three months period ended March 31, 2010, Days Sales in Backlog was 184 days compared to 81 days for the same period in 2009.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the three months period ended March 31, 2010, days receivables outstanding was 26 days compared to 73 days for the same period in 2009.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months period ended March 31, 2010, days payable outstanding was 11 days compared to 65 days for the same period in 2009.

Critical Accounting Policies and basis of presentation

Our accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Company on April 15, 2010.

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

30 of 46

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2010, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 79% of accounts receivable at March 31, 2010 and one customer accounted for 25% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

31 of 46

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the three months ended March 31, 2010, was 184,638,320.  As of March 31, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,103,861 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the three months ended at March 31, 2010, was 199,989,511.

32 of 46

Research and Development:

We are curtailing its research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the three months ended March 31, 2010.

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

33 of 46

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended, March 31, 2010 and 2009, we recognized $2,058 and $2,058 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $3,384 in non-vested expense to be recognized over the next year.  We also recognized $7,500 in share based expense due to the issuance of 750,000 shares to key individuals.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2010, we had a net operating loss carry forward of $(556,633) and a deferred tax asset of $189,255 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of tour ability to operate as a going concern, we have not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three months ended March 31,
Percentage Based

	Un-Audited	Un-Audited
	2010	2009

Sales	100.00%	100.00%
Cost of Goods Sold	68.95%	85.77%
Gross Profit	31.05%	14.23%

General And Administrative	25.62%	36.27%
Share Based Compensation	1.96%	0.23%
Stock Issued for Services	0.00%	0.00%
Research and Development	0.00%	0.00%
Net Profit / (Loss) From Operations	3.47%	-22.27%

Other Income / (Expenses) - Net	-0.02%	0.00%
Interest Expense	-0.13%	-2.79%
Net Profit / (Loss) Before Income Taxes	3.31%	-25.06%
Income Tax Expense	0.00%	0.00%
Net Profit / (Loss)	3.31%	-25.06%

Net Sales

For the three month period ended March 31, 2010, our revenue was $487,506 compared to $887,928 for the same period in 2009.  The decrease in revenue was mainly due to the loss of 3 major customers and reduced orders from existing accounts.

34 of 46

Major Customers

Our top 5 customers accounted for approximately 68% of our net sales for the three month period ended March 31, 2010, compared to 91%, for the same period in 2009. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three month period ended March 31, 2010, our gross profits were 31% from 14% in the same period in 2009.   This was caused primarily due to the fixed portions of our direct labor (in 2009) in relation to the severe drop in sales This was addressed in the remainder of 2009 and the 1st quarter of 2010. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the three month period ended March 31, 2010, our SG&A expense was 26% compared to 36% for the same period in 2009.  This was an intended adjustment to align the expenses to the decrease in revenue

Net Income/ (Loss) from operations

For the three months ended March 31, 2010, our net income from operations was 3.4% compared to a net loss of (22%) for the same period in 2009.

For the three month period ended March 31, 2010, our interest expense was ($650) compared to ($24,769) for the same period in 2009, this was to due to the settlement agreements referenced in Note 12.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	Un-audited	Un-audited
	2009	2008
Net Cash provided / (Used) In Operating Activities	$ 71,042	$ 87,006
Cash Flows Used In Investing Activities	(30,594)	7,450
Cash Flows Provided / (used) By Financing Activities	(40,448)	(89,433)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ 5,023

35 of 46

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2010	2011	2012
Capital Lease Settlement Obligations	77,609	83,220	51,296
Total	$ 77,609	$ 83,220	$ 51,296

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

5)

As of March 31, 2010 the outstanding balance was $260,960.

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

Unaudited - Subsequently, On April 9, 2009 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $183,460.

36 of 46

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Not Applicable.

Item 4T.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2010 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37 of 46

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

We may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business.  As of March 31, 2010, we believe that there are no claims or litigation pending.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on April 15, 2010, except as disclosed below.

RISKS ABOUT OUR BUSINESS

IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, AND THE EFFECT OF OTHER UNKNOW ADVERSE FACTORS COULD THREATEN OUR EXISTENCE AS A GOING CONCERN.  THEREFORE. WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.  THEREFORE,

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the nine months ended March 31, 2010, we had a net profit of $132,877 and a working capital surplus of $35,549 and we had shareholder surplus of $16,434, our ability to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of March 31, 2010, we had current liabilities of $500,697. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

 Defaults upon Senior Securities

None.

Item 4.

 [Removed and Reserved.]

Item 5.

 Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

38 of 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 21, 2010

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 21, 2010

_______________________

John Bennett

39 of 46

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

40 of 46

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

41 of 46