Form 10-Q
period 2010-06-30
Probe Manufacturing Inc
filed 2010-08-13
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

1 of 41

       ☐ Yes ☑ No

    As of August 13, 2010 there were 184,638,320 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

2 of 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2010 and the related statements of operations and cash flows for the three to six month periods ended

June 30, 2010. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 11, 2010

3 of 41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

	Un-Audited
	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade - net	280,387	100,381
Inventory	470,828	402,867
Deposits	15,877	22,627
Total Current Assets	767,092	525,875

Property And Equipment - Net	130,865	103,084
N/R Solar Acquisition corp.	25,000	25,000
Total Assets	$ 922,957	$ 653,959

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 12,753	$ 60,674
Accounts payable - trade	390,439	187,948
Customer Deposits	15,214	25,434
Accrued Expenses	267,847	185,829
Related Party - Notes Payable	70,000	-
Current Portion of Long Term Debt	8,400	15,180
Total Current Liabilities	764,653	475,065
Long-Term Debt:
Capital lease settlement obligations	-	260,961
Notes Payable	20,000	20,000
Less Current portion of Long Term Debt	(8,400)	(15,180)
Net Long-Term Debt	11,600	265,781
Total Liabilities	776,253	740,846

Stockholders' ( Deficit )
Common stock to be issued	10,871	-
Common stock, $.001 par value; 200,000,000 shares authorized; 184,638,320 and 32,638,320 shares issued and outstanding respectively	184,638	184,638
Additional paid-in capital	305,379	301,265
Accumulated deficit	(354,184)	(572,790)
Total Stockholders' ( Deficit )	146,704	(86,887)
Total Liabilities And Stockholders' Deficit	$ 922,957	$ 653,959

The accompanying notes are an integral part of these financial statements.

4 of 41

PROBE MANUFACTURING, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three month period ended		Six month period ended
	2010	2009	2010	2009

Sales	$ 754,170	$ 418,247	$ 1,241,676	$ 1,306,175
Cost Of Goods Sold	579,595	336,340	915,745	1,097,944
Gross Profit	174,575	81,907	325,931	208,231

General And Administrative	156,939	242,526	281,839	564,540
Share Based Compensation	5,427	2,058	14,985	4,116
Net Profit / (Loss) From Operations	12,209	(162,677)	29,107	(360,425)

Other Income / (Expenses)	190,889	(78)	190,798	(205)
Interest Expense	(650)	(3,111)	(1,300)	(27,753)
Net Profit / (Loss) Before Income Taxes	202,448	(165,866)	218,605	(388,383)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 202,448	$ (165,866)	$ 218,605	$ (388,383)

Per Share Information:
Basic weighted average number
of common shares outstanding	184,638,320	32,638,320	184,638,320	32,638,320

Net Profit / (Loss) per common share	$ 0.001	$ (0.005)	$ 0.001	$ (0.012)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	199,989,511	32,638,320	199,989,511	32,638,320

Diluted, Net Profit / (Loss) per common share	$ 0.001	$ (0.005)	$ 0.001	$ (0.012)

5 of 41

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

Balance 12/31/2009	184,638,320	184,638	-	-	301,266	(572,789)	(86,885)

Share based Option Amortization					4,114		4,114
							-
Stock to be issued		-	2,250,000	10,871	-		10,871

Net Profit						218,605	218,605
							-
Balance 6/30/2010	184,638,320	$ 184,638	2,250,000	$ 10,871	$ 305,380	$ (354,184)	$ 146,705

Balance 12/31/08	32,638,320	32,638	-	-	325,034	(600,289)	(242,617)

Share based Option Amortization					4,116		4,116

Net Loss						(391,610)	(388,383)

Balance 6/30/2009	32,638,320	32,638	-	-	329,150	(991,899)	(626,884)

The accompanying notes are an integral part of these financial statements.

6 of 41

PROBE MANUFACTURING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 218,605	$ (388,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,426	27,319
Share based compensation	14,985	4,116
Gain on CIT Settlement	(190,960)
Stock issued for Services	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(180,006)	346,088
(Increase) decrease in inventory	(67,961)	246,904
(Increase) decrease in other assets	6,750	18,474
(Decrease) increase in accounts payable	202,491	(348,618)
(Decrease) increase in customer deposits	(10,220)	146,000
(Decrease) increase in un-earned revenue	-	21,837
Other (Decrease) increase in accrued expenses	82,018	37,395
Net Cash provided / (Used) In Operating Activities	91,128	111,132

Cash Flows from Investing Activities
Disposed of Property and equipment	(43,207)	7,450
Cash Flows Used In Investing Activities	(43,207)	7,450

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(47,921)	(85,425)
Payments on capital lease settlement obligations	(70,000)	(35,523)
Proceeds / (Payments) on notes payable	70,000	(4,972)
Cash Flows Provided / (used) By Financing Activities	(47,921)	(125,920)

Net (Decrease) Increase in Cash and Cash Equivalents	-	(7,338)

Cash and Cash Equivalents at Beginning of Period	-	9,754

Cash and Cash Equivalents at End of Period	$ -	$ 2,416

Supplemental Information:
Interest Paid	$ 1,567	$ 10,050

The accompanying notes are an integral part of these financial statements.

7 of 41

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, we re-domiciled from California to Nevada, and changed our name to Probe Manufacturing, Inc.  Probe Manufacturing, Inc. (the “Company” or “Probe”) is a global provider of advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the medical device, aerospace, industrial, instrumentation and alternative fuel segments. This includes end-to-end manufacturing solutions ranging from engineering to manufacturing of printed circuit board assembly, cable assembly, enclosures, complete system integration and testing, as well as global order fulfillment.  In August 2008, we acquired the assets of Solar Masters, LLC, a distributer of solar powered products.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a note receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans, our interim Chief Executive Officer at the time and a member of our board of directors resigned on July 27, 2009 and took a position with Solar Masters as a consultant. Kambiz Mahdi was a member of the board of directors of Solar Masters and resigned on July 14, 2009.

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently; we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, a member of our board of directors and our Chief Executive Officer is the managing partner of KB Development Group, LLC.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the six months ended June 30, 2010, we had a net profit of $218,605, a working capital surplus of $2,439, a shareholder surplus of $146,704 and we had a accumulated deficit of (354,184) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

8 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through June 30, 2010.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we have initiated a major sales push in an attempt to gain new revenue; however, no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

Management is taking the following steps to address this situation: (a) to improve operational efficiencies by: (i) global expansion of our material sourcing and reducing our direct cost of materials (ii) by creating a strategic alliance with global suppliers in lower cost regions and outsourcing some of our end-to-end services (iii) increase revenue by focusing on organic growth and acquisition of new domestic customers by offering both local and lower cost off shore end-to-end solutions and expansion of our services (iv) and investing into technology by becoming an incubator to technology innovators.

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

9 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collection of accounts receivable and valuation of inventory and reserves.

Accounts Receivable

We grant credit to its customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2010, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 67% of accounts receivable at June 30, 2010 and one customer accounted for 26% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

10 of 41

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  As of June 30, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the six months ended June 30, 2010, was 184,638,320.  As of June 30, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,103,861 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the six months ended June 30, 2010, was 199,989,511.

11 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Research and Development:

We are curtailing our research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the six months ended June 30, 2010.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

12 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the six months ended, June 30, 2010 and 2009, we recognized $4,114 and $4,116 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $1,328 in non-vested expense to be recognized over the next year.  We also recognized $10,871 in share based expense due to the authorization to issue 2,250,000 of common shares to key individuals, which were unissued as of June 30, 2010.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2010, we had a net operating loss carry forward of $(354,185) and a deferred tax asset of $120,423 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	June 30, 2010	December 31, 2009
Raw Material	$737,828	$678,492
Work in Process	79,897	71,161
Finished Goods	3,103	3,214
Total	820,828	752,867
Less Reserve for excess or obsolete inventory	(350,000)	(350,000)
Total Inventory	$470,828	$402,867

13 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

4.  Property and Equipment

Property and equipment were comprised of the following at:

	June 30, 2010	December 31, 2009
Furniture and fixtures	$33,558	$33,558
Equipment	1,880,390	1,854,184
Leasehold improvements	36,686	19,686
Total	1,950,634	1,907,428
Accumulated Depreciation	1,819,770	1,804,344
Net Fixed Assets	$130,864	$103,084

5.  Accrued Expenses

	June 30, 2010	December 31, 2009
Accrued Wages	$ 101,566	$ 26,681
Accrued Interest	1,950	650
Accrued Professional Fees	7,000	10,000
Accrued Other	43,547	45,214
Accrued Rent	75,932	80,432
Accrued CEO Compensation	15,000	-
Accrued Vacation	22,852	22,852
Total Accrued Expenses	$ 267,847	$185,829

14 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6.  Capital Lease Settlement Obligations

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293. As of June 23, 2010 the outstanding balance was $260,960.

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of June 30, 2010 the balance owed on this lease was zero.

7.  Notes Payable

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of June 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of June 30, 2010 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of June 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of June 30, 2010 the outstanding balance was zero.

15 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of June 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of June 30, 2010 the outstanding balance was zero.

16 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of June 30, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of June 30, 2010 the outstanding balance was zero.

17 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of June 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit; borrowings under this line of credit were at an interest rate of 12.00% per annum, payable to Linwood Goddard vice president of operations of the company. This note was converted to a term note payable, with an effective date of December 24, 2009, un-secured, at 12.00% interest rate, with 36 monthly payments of $334.14, with the 1st payment due April 15, 2010.  As of June 30, 2010 the outstanding balance was $10,000.

Note Payable – This Note was an operating line of credit; borrowings under this line of credit were at an interest rate of 12.00% per annum, payable to Linwood Goddard vice president of operations of the company. This note was converted to a term note payable, with an effective date of November 3, 2009, un-secured, at 12.00% interest rate, with 36 monthly payments of $334.14, with the 1st payment due April 15, 2010.  As of June 30, 2010 the outstanding balance was $10,000.

Note Payable - On June 23, 2010 we entered short term demand note to B&S Development group.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel the managing partner of B&S development is also a managing partner of KB Development Group.  KB Development Group is the largest shareholder of the company at 152,000,000 shares.

18 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Year	Monthly Rent
1	$ 7,880
2	9,850
3	10,835
4	11,820
5	12,805

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.  Capital Stock Transactions

During the six months ended June 30, 2010, we did not issue any capital stock.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2010 there were 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

19 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

PREFERRED STOCK

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all preferred stock has been converted into common stock and there were no outstanding preferred shares as of June 30, 2010.

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

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of June 30, 2010, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of June 30, 2010, the note had  outstanding balance of zero.

20 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.  As of June 30, 2010, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date..  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of June 30, 2010, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of June 30, 2010, the note had outstanding balance of zero.

21 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding June 30, 2010	14,247,330	0.38	14,247,330	0.38

22 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.37	5,964,375	$0.33
0.50	5,964,375	$0.50	0.88	5,964,375	$0.50
0.27	600,000	$0.27	0.35	600,000	$0.27
0.13	1,275,000	$0.13	2.35	1,275,000	$0.13
0.13	443,580	$0.13	2.35	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 2 % of the outstanding common shares of the company.  616,514 options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2010 we had a reduction in the outstanding stock options of 412,653 as a result of employee termination and forfeiture of the options.  As of June 30, 2010 there were 203,861 options outstanding and 3,488,905 options available for grant under this plan

On February 8, 200, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008,$2,657 for the year ended December 31, 2009 and $1,328 for the six months ended June 30, 2010, with a balance to be expensed over the next  year of $1,329.  As of June 30, 2010 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the six months ended June 30, 2010, with a balance to be expensed over the next quarter of zero.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

23 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  Related Party Transactions

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of June 30, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of June 30, 2010 the outstanding balance was zero.

24 of 41

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of June 30, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of June 30, 2010 the outstanding balance was zero.

On June 17, 2009, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently, we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.   Kambiz Mahdi, a member of our board of directors and chief executive officer is the managing partner of KB Development Group, LLC.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. (a wholly owned subsidiary) for $35,000, consisting of a Note Receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans was a member of our board and subsequently resigned on July 27, 2009 and took a position with Solar Masters as a consultant.

Note Payable - On June 23, 2010 we entered short term demand note to B&S Development group.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel the managing partner of B&S development is also a managing partner of KB Development Group.  KB Development Group is the largest shareholder of the company at 152,000,000 shares.

We currently purchase components from Billet Electronics and we also sell them manufacturing services.

Billet Electronics is a distributor and broker of hard to find and obsolete electronic components.  For the Six months ended June 30, 2010 we purchased $17,873 from Billet and we sold them $33,186 in manufacturing services.  Our CEO, Kambiz Mahdi is the owner and managing partner of Billet Electronics.

25 of 41

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

13.  Subsequent Events

On August 6, 2010 our Board of Directors approved to increase the number of authorized shares of the company’s common stock from 200,000,000 to 400,000,000.

On June 6, 2010 our board of directors approved the addition of two additional board members including John Bennett the current Chief Financial Officer of the company and Shervin Talieh.

26 of 41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Probe Manufacturing, Inc. was founded in 1995.  Probe is a high quality global provider of electronics, design, manufacturing and Services Company. We provide a range of engineering, manufacturing and integrated supply chain services to companies who design and market electronic products, original equipment manufacturers (OEM). Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel and industrial products manufacturers.  Probe's business services include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

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

27 of 41

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
June 30, 2010 and 2009 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2010	2009	2010	2009

Sales	$ 754,170	$ 418,247	$ 1,241,676	$ 1,306,175
Cost Of Goods Sold	579,595	336,340	915,745	1,097,944
Gross Profit	174,575	81,907	325,931	208,231

General And Administrative	156,939	242,526	281,839	564,540
Share Based Compensation	5,427	2,058	14,985	4,116
Net Profit / (Loss) From Operations	12,209	(162,677)	29,107	(360,425)

Other Income / (Expenses)	190,889	(78)	190,798	(205)
Interest Expense	(650)	(3,111)	(1,300)	(27,753)
Net Profit / (Loss) Before Income Taxes	202,448	(165,866)	218,605	(388,383)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 202,448	$ (165,866)	$ 218,605	$ (388,383)

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of December 31,

	2010	2009

Working Capital	$ 2,439	$ 50,810
Total Assets	922,957	653,959
Long term Debt	11,600	265,781
Stockholder Equity	$ 146,704	$ (86,887)

28 of 41

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through June 30, 2010.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we  have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

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

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293. As of June 23, 2010 the outstanding balance was $260,960.

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of June 30, 2010 the balance owed on this lease is $0.00

Summary of Results:

For the six month period ended June 30, 2010, we had a net profit of $218,605 (which includes a gain from the CIT debt settlement of $190,960) compared to net loss of ($388,383) for the same period in 2009.

For the six month period June 30, 2010, our revenue was $1,241,676 compared to $1,306,175 for the same period in 2009. Although the sales were higher in 2009, they were on a steep decline from $790, 470 in the first quarter to $270, 405 in the second quarter.  However in 2010 the sales are on an increase from $302, 809 in the fourth quarter of 2009 to $487,506 in the first quarter of 2010 to $766, 905 in the second quarter of 2010.  For the three month period ended June 30, 2010 the sales were 754,170 compared to 418,247 for the same period in 2009.  This is mainly due to the return of 4 customers that had left in 2009 and the increase in business in existing accounts.

For the six month period ended June 30, 2010, our cost of goods sold was 72% compared to 87% for the same period in 2009, mainly due to the decrease in direct and indirect labor as a percent of the sales.

29 of 41

For the six month period ended June 30, 2010, our gross margin was 28% compared to 13% for the same period in 2009.

For the six month ended June 30, 2010, our SG&A cost was 23% compared to 43% for the same period in 2009.  This is mainly due to the decrease in our facility costs as a result of our move to the Irvine facility and cost reductions as a result of our commitment to profitability.

For the six months ended June 30, 2010, we had a net profit of $218,605 and had a working capital surplus of $2,439

Key performance indicators for the six months ended June 30:

	2010	2009
Inventory Turns	4.14	3.96
Days Sales in Backlog	140	104
Days Receivables Outstanding	28	82
Days Payables Outstanding	65	94

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2010. For the six months ended June 30, 2010, our inventory turns were 4.14 compared to 3.96 for the same period in 2009.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the six months period ended June 30, 2010, Days Sales in Backlog was 140 days compared to 104days for the same period in 2009.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the six months period ended June 30, 2010, days receivables outstanding was 28 days compared to 82 days for the same period in 2009.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the six months period ended June 30, 2010, days payable outstanding was 65 days compared to 94 days for the same period in 2009.

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

30 of 41

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2010, we had a reserve for potentially un-collectable accounts of $16,620.  Five (5) customers accounted for approximately 67% of accounts receivable at June 30, 2010 and one customer accounted for 26% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

31 of 41

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  As of June 30, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the six months ended June 30, 2010, was 184,638,320.  As of June 30, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares and options to purchase 1,103,861 additional common shares, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the six months ended June 30, 2010, was 199,989,511.

Research and Development:

We are curtailing our research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the six months ended June 30, 2010.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of

32 of 41

employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the six months ended, June 30, 2010 and 2009, we recognized $4,114 and $4,116 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $1,328 in non-vested expense to be recognized over the next year.  We also recognized $10,871 in share based expense due to the authorization to issue 2,250,000 of common shares to key individuals, which were unissued as of June 30, 2010.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2010, we had a net operating loss carry forward of $(354,185) and a deferred tax asset of $120,423 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

33 of 41

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the three and six month periods ended
June 30, 2010 and 2009 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2010	2009	2010	2009

Sales	100%	100%	100%	100%
Cost Of Goods Sold	77%	80%	74%	84%
Gross Profit	23%	20%	26%	16%

General And Administrative	21%	58%	23%	43%
Share Based Compensation	1%	0%	1%	0%
Net Profit / (Loss) From Operations	2%	(39)%	2%	(28)%

Other Income / (Expenses)	25%	0%	15%	0%
Interest Expense	0%	(1)%	0%	(2)%
Net Profit / (Loss) Before Income Taxes	27%	(40)%	18%	(30)%
Income Tax Expense	0%	0%	0%	0%
Net Profit / (Loss)	27%	(40)%	18%	(30)%

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Net Sales

For the six month period June 30, 2010, our revenue was $1,241,676 compared to $1,306,175 for the same period in 2009. Although the sales were higher in 2009, they were on a steep decline from $790, 470 in the first quarter to $270, 405 in the second quarter.  However in 2010 the sales are on an increase from $302, 809 in the fourth quarter of 2009 to $487,506 in the first quarter of 2010 to $766, 905 in the second quarter of 2010.  For the three month period ended June 30, 2010 the sales were 754,170 compared to 418,247 for the same period in 2009.  This is mainly due to the return of 4 customers that had left in 2009 and the increase in business in existing accounts.

Major Customers

Our top 5 customers accounted for approximately 60% of our net sales for the six month period ended June 30, 2010, compared to 89%, for the same period in 2009. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

34 of 41

Gross Profit

For the six month period ended June 30, 2010, our gross profits were 26% from 16% in the same period in 2009.   This was caused primarily due to the fixed portions of our direct labor (in 2009) in relation to the severe drop in sales This was addressed in the remainder of 2009 and the first quarter of 2010. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the six month period ended June 30, 2010, our SG&A expense was 23% compared to 43% for the same period in 2009.  This increase is primarily due to the decrease in revenue.  We have made adjustments to decrease SG&A expense.

Net Income/ (Loss) from operations

For the six months ended June 30, 2010, our net income from operations was 2% compared to a net loss of (28%) for the same period in 2009.

For the six month period ended June 30, 2010, our interest expense was ($1,300) compared to ($27,753) for the same period in 2009, this was to due to the settlement agreements referenced in Note 12.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the six months ended June 30,

	Un-audited	Un-audited
	2010	2009
Net Cash provided / (Used) In Operating Activities	$ 91,128	$ 111,132
Cash Flows Used In Investing Activities	(43,207)	7,450
Cash Flows Provided / (used) By Financing Activities	(47,921)	(125,920)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ (7,338)

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2010	2011	2012
Capital Lease Settlement Obligations	0	0	0
Total	$ 0	$ 0	$ 0

Due to the settlement and pay off of the notes payable and the CIT lease, we have no long-term debt.

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293. As of June 23, 2010 the outstanding balance was $260,960.

35 of 41

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of June 30, 2010 the balance owed on this lease is $0.00

As of June 30, 2009, we had outstanding note balances totaling 690,708, all of which were in default.  On June 17, 2009 we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently; between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2010 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36 of 41

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on April 15, 2010, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the six months ended June 30, 2010, we had a net profit of $218,605, a working capital surplus of $2,439, a shareholder surplus of $146,704 and we had a accumulated deficit of (354,184) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2010, we had current liabilities of $764,653. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

37 of 41

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

38 of 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 13, 2010

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 13, 2010

_______________________

John Bennett

39 of 41

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

3.1 Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference)

3.2 Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference)

4.1 Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.1 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference)

4.2 Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 and incorporated herein by reference)

4.3 Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference)

4.4 Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on September 26, 2005 and incorporated herein by reference)

4.5 Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference)

4.6 Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 and incorporated herein by reference)

4.7. Certificate of Designation of Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to the Form 8-K filed on June 14, 2006 and incorporated herein by reference)

4.8 Amended Certificate of Designation of Series C Convertible Preferred Stock dated May 25, 2006 (included as exhibit 4.1 to the Form 8-K filed on August 14, 2006 and incorporated herein by reference).

4.9 Sample Amended Series A Warrant Purchase Agreement (included as exhibit 10.1 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference)

4.10 Sample Amended Series B Warrant Purchase Agreement (included as exhibit 10.2 to the Form 8-k filed on November 15, 2006 and incorporated herein by reference)

4.11 Amended Series A Warrant Purchase Agreement (included as exhibit 4.1 to Form 8-K filed on November 10, 2008 and incorporated herein by reference)

4.12 Amended Series B Warrant Purchase Agreement (included as exhibit 4.2 to Form 8-K filed on November 10, 2008 and incorporated herein by reference)

40 of 41

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

41 of 41