Form 10-Q
period 2010-10-30
Probe Manufacturing Inc
filed 2010-11-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

    As of November 10, 2010 there were 184,638,320 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2010 and the related statements of operations and cash flows for the three to nine month periods ended

September 30, 2010. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

Woodstock, Georgia

November 15, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet
as of
	Un-Audited	Un-Audited
	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade - net	341,458	100,381
Inventory - net	402,540	402,867
Deposits	19,614	22,627
Total Current Assets	763,612	525,875

Property And Equipment - Net	125,754	103,084

N/R Solar Acquisition corp.	25,000	25,000
Total Assets	$ 914,366	$ 653,959

Liabilities And Stockholders' Equity / ( Deficit )
Current Liabilities:
Bank overdraft	$ 31,758	$ 60,674
Accounts payable - trade	339,802	187,948
Customer Deposits	22,785	25,434
Accrued Expenses	253,332	185,829
Related Party - Notes Payable	70,000	-
Current Portion of Long Term Debt	8,400	15,180
Total Current Liabilities	726,077	475,065
Long-Term Debt:
Capital lease settlement obligations	-	260,961
Notes Payable	19,332	20,000
Less Current portion of Long Term Debt	(8,400)	(15,180)
Net Long-Term Debt	10,932	265,781
Total Liabilities	737,009	740,846

Stockholders’ Equity / ( Deficit )
Common stock, $.001 par value; 200,000,000 shares authorized; 184,638,320 and 32,638,320 shares issued and outstanding respectively	184,638	184,638
Additional paid-in capital	322,295	301,265
Accumulated deficit	(329,576)	(572,790)
Total Stockholders equity / ( Deficit )	177,357	(86,887)
Total Liabilities And Stockholders' Deficit	$ 914,366	$ 653,959

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the three and nine month periods ended
September 30, 2010 and 2009 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2010	2009	2010	2009

Sales	$ 763,561	$ 544,357	$ 2,005,237	$ 1,850,332
Cost Of Goods Sold	536,702	357,973	1,425,580	1,456,460
Gross Profit	226,859	186,384	579,657	393,872

General And Administrative	201,481	177,700	498,423	741,430
Share Based Compensation	6,045	2,058	21,030	6,174
Net Profit / (Loss) From Operations	19,333	6,626	60,204	(353,732)

Other Income / (Expenses)	-	518,514	190,960	518,244
Interest Expense	(6,650)	(3,947)	(7,950)	(31,635)
Net Profit / (Loss) Before Income Taxes	12,683	521,193	243,214	132,877
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 12,683	$ 521,193	$ 243,214	$ 132,877

Per Share Information:
Basic weighted average number
of common shares outstanding	184,638,320	171,420,929	184,638,320	79,407,551

Net Profit / (Loss) per common share	$ 0.000	$ 0.003	$ 0.001	$ 0.002

Per Share Information:
Diluted, weighted average number
of common shares outstanding	203,239,511	32,638,320	203,239,511	32,638,320

Diluted, Net Profit / (Loss) per common share	$ 0.000	$ 0.016	$ 0.001	$ 0.004

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Condensed Consolidated Statement of Stockholders Equity
as of September 30, 2010

	Common Stock .001 Par		Shares to be Issued
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/08	32,638,320	$ 32,638	-	$ -	$ 325,034	$ (600,289)	$ (242,618)

Share based Option Amortization					8,232		8,232
							-
Stock Issued	152,000,000	152,000			(32,000)		120,000
Net Profit						61,089	61,089
Reduction in Net Asset Value from Solar Master sale						(33,589)	(33,589)
							-
Balance 12/31/2009	184,638,320	$ 184,638	-	$ -	$ 301,266	$ (572,789)	$ (86,886)

Share based Option Amortization					4,779		4,779
							-
Stock Issued to be issued for services		-	3,250,000	16,250	-		16,250
							-
Net Profit						243,213	243,213
							-
Balance 9/30/2010	184,638,320	$ 184,638	3,250,000	$ 16,250	$ 306,045	$ (329,576)	$ 177,356

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2010	2009
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 243,214	$ 132,877
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,727	39,314
Share based compensation	4,779	6,175
Shares to be issued for services	16,250	-
Gain on debt Settlement	(190,960)	(708,707)
Loss on sale of subsidiary		190,466
Net profit of subsidiary		(4,504)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(241,077)	504,232
(Increase) decrease in inventory	327	330,828
(Increase) decrease in other assets	3,013	(31,250)
(Decrease) increase in accounts payable	151,854	(440,079)
(Decrease) increase in customer deposits	(2,649)	23,214
Other (Decrease) increase in accrued expenses	67,503	73,106
Net Cash provided / (Used) In Operating Activities	75,981	115,672

Cash Flows from Investing Activities
Purchase of Property and equipment	(46,397)	7,450
Cash Flows Used In Investing Activities	(46,397)	7,450

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(28,916)	(75,605)
Proceeds from sale of common stock	-	120,000
Payments on capital lease settlement obligations	(70,000)	(23,543)
Proceeds / (Payments) on notes payable	69,332	(143,974)
Cash Flows Provided / (used) By Financing Activities	(29,584)	(123,122)

Net (Decrease) Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Supplemental Information:
Interest Paid	$ 6,000	$ 8,652
Net effect of Disposition of Subsidiary
Change in Cash		9,925
Change in Accounts Receivable		51,227
Change in Inventory		68,875
Change in Deposits		27,845
Change in Goodwill		67,594
Change in Note Receivable Solar Acquisition corp.		(25,000)
Change in Note Payable outside legal counsel		(10,000)
Loss from disposition of subsidiary		$ 190,466

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the nine months ended September 30, 2010, we had a net profit of $243,214, a working capital surplus of $37,535 and a shareholder surplus of $177,357; we had an accumulated deficit of (329,576) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Plan of Operations

We have seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through September 30, 2009.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we have initiated a major sales push in an attempt to gain new revenue; however, no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2010, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 79% of accounts receivable at September 30, 2010 and one customer accounted for 32% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  As of September 30, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the nine months ended September 30, 2010, was 184,638,320.  As of September 30, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares, options to purchase 1,103,861 additional common shares and shares to be issued of 3,250,000, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the nine months ended September 30, 2010, was 203,239,511

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Research and Development:

We are curtailing our research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the nine months ended September 30, 2010.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the nine months ended, September 30, 2010 and 2009, we recognized $4,779 and $6,175 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $664 in non-vested expense to be recognized over the next year.  We also recognized $16,250 in share based expense due to the authorization to issue 3,250,000 of common shares to key individuals, which were unissued as of September 30, 2010.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2010, we had a net operating loss carry forward of $(329,576) and a deferred tax asset of $112,056 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	September 30, 2010	December 31, 2009
Raw Material	$ 716,184	$ 678,492
Work in Process	30,999	71,161
Finished Goods	5,358	3,214
Total	752,540	752,867
Less Reserve for excess or obsolete inventory	(350,000)	(350,000)
Total Inventory	$ 402,540	$ 402,867

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

4.  Property and Equipment

Property and equipment were comprised of the following at:

	September 30, 2010	December 31, 2009
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,883,581	1,854,184
Leasehold improvements	36,686	19,686
Total	1,953,825	1,907,428
Accumulated Depreciation	(1,828,071)	(1,804,344)
Net Fixed Assets	$ 125,754	$ 103,084

5.  Accrued Expenses

	September 30, 2010	December 30, 2009

Accrued Wages	$ 118,630	$ 26,681
Accrued Interest	1,950	650
Accrued Professional Fees	3,000	10,000
Accrued Other	1,837	45,214
Accrued Rent	78,432	80,432
Accrued CEO Compensation	30,000	-
Accrued Vacation	19,484	22,852
Total Accrued Expenses	$ 253,333	$ 185,829

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

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of September 30, 2010 the balance owed on this lease was zero.

7.  Notes Payable

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of September 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of September 30, 2010 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of September 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of September 30, 2010 the outstanding balance was zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable – This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of September 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of September 30, 2010 the outstanding balance was zero.

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of September 30, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2010 the outstanding balance was zero.

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of September 30, 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit; borrowings under this line of credit were at an interest rate of 12.00% per annum, payable to Linwood Goddard vice president of operations of the company. This note was converted to a term note payable, with an effective date of December 24, 2009, un-secured, at 12.00% interest rate, with 36 monthly payments of $334.14, with the 1st payment due April 15, 2010.  As of September 30, 2010 the outstanding balance was $9,667.

Note Payable – This Note was an operating line of credit; borrowings under this line of credit were at an interest rate of 12.00% per annum, payable to Linwood Goddard vice president of operations of the company. This note was converted to a term note payable, with an effective date of November 3, 2009, un-secured, at 12.00% interest rate, with 36 monthly payments of $334.14, with the 1st payment due April 15, 2010.  As of September 30, 2010 the outstanding balance was $9,667.

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development group.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel the managing partner of B&S development is also a managing partner of KB Development Group.  KB Development Group is the largest shareholder of the company at 152,000,000 shares.

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

9.  Capital Stock Transactions

During the nine months ended September 30, 2010, we did not issue any capital stock.

During the nine months ended September 30, 2010, we authorized the issuance of 3,250,000 shares of common stock for services to key individuals and as a result we recognized $16,250 in expense.  These shares were un issued at September 30, 2010.

COMMON STOCK

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2010 there were 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

PREFERRED STOCK

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all preferred stock has been converted into common stock and there were no outstanding preferred shares as of September 30, 2010.

WARRANTS

Series A - Common Stock Warrants

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.33 per share.  The Series A Warrants expire on November 15, 2011.

Series B - Common Stock Warrants

We currently have 1,192,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $.50 per share.  The Series B Warrants will expire on May 15, 2012.

Series C – Common Stock Warrants

We currently have 600,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (600,000 total shares) at $.267 per share.  The Series C Warrants expired on November 5, 2010.

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

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of September 30, 2010, the note had outstanding balance of zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2010, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388.  As of September 30, 2010, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date..  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2010, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of September 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2010, the note had outstanding balance of zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding September 30, 2010	14,247,330	0.38	14,247,330	0.38

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.12	5,964,375	$0.33
0.50	5,964,375	$0.50	0.88	5,964,375	$0.50
0.27	600,000	$0.27	0.1	600,000	$0.27
0.13	1,275,000	$0.13	2.1	1,275,000	$0.13
0.13	443,580	$0.13	2.1	443,580	$0.13
Total	14,247,330			14,247,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 2 % of the outstanding common shares of the company.  616,514 options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2010 we had a reduction in the outstanding stock options of 412,653 as a result of employee termination and forfeiture of the options.  As of September 30, 2010 there were 203,861 options outstanding and 3,488,905 options available for grant under this plan

On February 28, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008,$2,657 for the year ended December 31, 2009 and $1,992 for the nine months ended September 30, 2010, with a balance to be expensed over the next  year of $665.  As of September 30, 2010 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the nine months ended September 30, 2010, with a balance to be expensed over the next quarter of zero.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  Related Party Transactions

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares),  due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of September 30, 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in Cash and 10.00% paid in our common stock shares),  due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. As of September 30, 2008 the note was in default. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2010 the outstanding balance was zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% (12.00% paid in cash and 8% paid in our common stock shares) per annum, payable to eFund Capital Partners.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of September 30, 2010 the outstanding balance was zero.

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

Billet Electronics is a distributor and broker of hard to find and obsolete electronic components.  For the nine months ended September 30, 2010 we purchased $45,839 from Billet and we sold them $75,355 in manufacturing services.  Our CEO, Kambiz Mahdi is the owner and managing partner of Billet Electronics.

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

On November 5, 2010 the board of directors approved the extension of the series A warrants to November 5, 2011 and the series B warrants to May 15, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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
September 30, 2010 and 2009 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2010	2009	2010	2009

Sales	$ 763,561	$ 544,357	$ 2,005,237	$ 1,850,332
Cost Of Goods Sold	536,702	357,973	1,425,580	1,456,460
Gross Profit	226,859	186,384	579,657	393,872

General And Administrative	201,481	177,700	498,423	741,430
Share Based Compensation	6,045	2,058	21,030	6,174
Net Profit / (Loss) From Operations	19,333	6,626	60,204	(353,732)

Other Income / (Expenses)	-	518,514	190,960	518,244
Interest Expense	(6,650)	(3,947)	(7,950)	(31,635)
Net Profit / (Loss) Before Income Taxes	12,683	521,193	243,214	132,877
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 12,683	$ 521,193	$ 243,214	$ 132,877

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of,
	September 30,	December 31,
	2010	2009

Working Capital	$ 37,535	$ 50,810
Total Assets	914,366	653,959
Long term Debt	10,932	265,781
Stockholder Equity	$ 177,357	$ (86,887)

Plan of Operations

We had seen a dramatic drop in revenue beginning in the fourth quarter of 2008 and continuing through September 30, 2009.  We have made significant expense cuts as a direct result of this drop in revenue.  In addition to the steps discussed below, we  have initiated a major sales push in an attempt to gain new revenue; however no guarantees can be made as to whether or not we will be successful in winning the quoted business or if it will be able to keep its existing business.

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

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of September 30, 2010 the balance owed on this lease is zero.

Summary of Results:

For the nine month period ended September 30, 2010, we had a net profit of $243,214 (which includes a gain from the CIT debt settlement of $190,960) compared to net profit of $132,877 which included a Gain from debt settlement of $708,707 and a loss from sale of subsidiary of $(190,466) for the same period in 2009.

For the nine month period ended September 30, 2010, our revenue was $2,005,237 compared to $1,850,332 for the same period in 2009.  Sales in 2009, they were on a steep decline from $790, 470 in the first quarter to $544,357 in the third quarter of 2009, which included a one time sale of customer specific inventory of $166,035.  However in 2010 the sales are on an increase from $302, 809 in the fourth quarter of 2009 to $487,506 in the first quarter of 2010 to $766, 905 in the second quarter of 2010 and $763,561 in the third quarter of 2010.  This is mainly due to the return of 4 customers that had left in 2009 and the increase in business in existing accounts.

For the nine months ended September 30, 2010, our Administrative expense $498,423 compared to $741,430 for the same period in 2009.

For the nine months ended September 30, 2010, our operating income was $60,204 compared to an operating loss of $(353,732) for the same period in 2009.

Key performance indicators for nine months ended September 30

	2010	2009
Inventory Turns	4.72	3.49
Days Sales in Backlog	170	145
Days Receivables Outstanding	29	66
Days Payables Outstanding	50	81

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, our inventory turns were 4.72 compared to 3.49 for the same period in 2009.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the nine months ended September 30, 2010, Days Sales in Backlog was 170 days compared to 145 days for the same period in 2009.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the nine months period ended September 30, 2010, days receivables outstanding was 29 days compared to 66 days for the same period in 2009.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the nine months period ended September 30, 2010, days payable outstanding was 50 days compared to 81 days for the same period in 2009.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2010, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 79% of accounts receivable at September 30, 2010 and one customer accounted for 32% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2010, we had a reserve for potentially obsolete inventory of $350,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  As of September 30, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at for the nine months ended September 30, 2010,  was 184,638,320.  As of September 30, 2010, we had outstanding warrants to purchase 14,247,330 additional common shares, options to purchase 1,103,861 additional common shares and shares to be issued of 3,250,000, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the nine months ended September 30, 2010, was 203,239,511

Research and Development:

We are curtailing our research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0 in R&D during the nine months ended September 30, 2010.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the nine months ended, September 30, 2010 and 2009, we recognized $4,779 and $6,175 respectively, in share based expense, due to the issuance of our options and warrants.  We also had $664 in non-vested expense to be recognized over the next year.  We also recognized $16,250 in share based expense due to the authorization to issue 3,250,000 of common shares to key individuals, which were unissued as of September 30, 2010.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2010, we had a net operating loss carry forward of $(329,576) and a deferred tax asset of $112,056 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations (Percentage Based)
for the three and nine month periods ended
September 30, 2010 and 2009 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2010	2009	2010	2009

Sales	100%	100%	100%	100%
Cost Of Goods Sold	70%	66%	71%	79%
Gross Profit	30%	34%	29%	21%

General And Administrative	26%	33%	25%	40%
Share Based Compensation	1%	0%	1%	0%
Net Profit / (Loss) From Operations	3%	1%	3%	-19%

Other Income / (Expenses)	0%	95%	10%	28%
Interest Expense	-1%	-1%	0%	-2%
Net Profit / (Loss) Before Income Taxes	2%	96%	12%	7%
Income Tax Expense	0%	0%	0%	0%
Net Profit / (Loss)	2%	96%	12%	7%

Net Sales

For the nine month period ended September 30, 2010, our revenue was $2,005,237 compared to $1,850,332 for the same period in 2009.  Sales in 2009, they were on a steep decline from $790, 470 in the first quarter to $544,357 in the third quarter of 2009, which included a one time sale of customer specific inventory of $166,035.  However in 2010 the sales are on an increase from $302, 809 in the fourth quarter of 2009 to $487,506 in the first quarter of 2010 to $766, 905 in the second quarter of 2010 and $763,561 in the third quarter of 2010.  This is mainly due to the return of 4 customers that had left in 2009 and the increase in business in existing accounts.

Major Customers

Our top 5 customers accounted for approximately 6% of our net sales for the nine month period ended September 30, 2010, compared to 76%, for the same period in 2009. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the nine month period ended September 30, 2010, our gross profits were 29% from 21% in the same period in 2009.   This was caused primarily due to the fixed portions of our direct labor (in 2009) in relation to the severe drop in sales This was addressed in the remainder of 2009 and the first quarter of 2010. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

For the nine month period ended September 30, 2010, our cost of goods sold was 71% compared to 79% for the same period in 2009, mainly due to the decrease in direct and indirect labor as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the nine month period ended September 30, 2010, our SG&A expense was 25% compared to 40% for the same period in 2009.  This increase is primarily due to the decrease in revenue.  We have made adjustments to decrease SG&A expense.

Net Income/ (Loss) from operations

For the nine month period ended September 30, 2010, our net income from operations was 3% compared to a net loss of (19%) for the same period in 2009.

For the nine month period ended September 30, 2010, our interest expense was ($7,950) compared to ($31,635) for the same period in 2009, this was to due to the settlement agreements referenced in Note 12.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the nine months ended September 30,

	Un-audited	Un-audited
	2010	2009
Net Cash provided / (Used) In Operating Activities	$ 75,981	$ 115,672
Cash Flows Used In Investing Activities	(46,397)	7,450
Cash Flows Provided / (used) By Financing Activities	(29,584)	(123,122)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ -

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2010	2011	2012
Capital Lease Settlement Obligations	$ 0	$ 0	$ 0
Total	$ 0	$ 0	$ 0

Due to the settlement and pay off of the notes payable and the CIT lease, we have no long-term debt.

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293. As of June 23, 2010 the outstanding balance was $260,960.

On June 23, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of September 30, 2010 the balance owed on this lease is zero.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although; for the nine months ended September 30, 2010, we had a net profit of $243,214, a working capital surplus of $37,535 and a shareholder surplus of $177,357;  we had an accumulated deficit of (329,576) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of September 30, 2010, we had current liabilities of $726,077. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 15, 2010

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 15, 2010

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (are numbered in accordance with Item 601 of Regulation S-K).

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