Form 10-K/A
period 2009-12-31
Probe Manufacturing Inc
filed 2010-11-22
CIK 1329606

Table of Contents                                                                                                        Financial Statements

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1 of 69

Table of Contents                                                                                                        Financial Statements

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amended 10-K”), amends our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission on March 16, 2010 (the “Original 10-K”). This Amended 10-K amends the Original 10-K in the following manner: (i) removal of any qualifying language in our assessment of our controls and procedures in Item 9A. Controls and Procedures; (ii) an adjustment in our Consolidated Statement of Stockholder Equity as of December 31, 2009, whereby we deleted all information relating to the fiscal year 2008; (iii) removal and addition of certain language in the Report of Independent Registered Public accounting firm; and (iv) the deletion of exhibit 23.1 as we have terminated our Registration Statement on Form S-8 filed on June 14, 2006; therefore, the consent of the independent registered public accounting firm to which it relates is no longer needed.

 This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the amendments noted above, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

2 of 69

Table of Contents                                                                                                        Financial Statements

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

3 of 69

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

4 of 69

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

5 of 69

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

6 of 69

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

7 of 69

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

8 of 69

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

9 of 69

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

10 of 69

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

11 of 69

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

12 of 69

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

13 of 69

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

14 of 69

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

15 of 69

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

16 of 69

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

17 of 69

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

18 of 69

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

19 of 69

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

20 of 69

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

21 of 69

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

22 of 69

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

23 of 69

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

24 of 69

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

25 of 69

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

26 of 69

Table of Contents                                                                                                        Financial Statements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

PROBE MANUFACTURING, INC.

10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

PROBE MANUFACTURING, INC.

10-Q

27 of 69

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

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $525,870 and current liabilities of $475,065.  Sales have decreased from $7,394,610 in 2008 to $2,153,141 for the comparable period.  In addition, the Company has an accumulated deficit of $572,790 and is dependent on at least maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

28 of 69

Table of Contents                                                                                                        Financial Statements

W. T. Uniack & Co. CPA’s P.C.

Certified Public Accountants

Woodstock, Georgia

29 of 69

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

30 of 69

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

31 of 69

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

32 of 69

Table of Contents                                                                                                        Financial Statements

													-
Stock Issued							152,000,000	152,000			(32,000)		120,000
Net Profit												61,089	61,089
Reduction in Net Asset Value from Solar Master sale												(33,589)	(33,589)
													-
Balance 12/31/2009	-	$ -	-	$ -	-	$ -	184,638,320	$ 184,638	-	$ -	$ 301,266	$ (572,789)	$ (86,885)

The accompanying footnotes are an integral part of these financial statements

33 of 69

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

34 of 69

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

35 of 69

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

36 of 69

Table of Contents                                                                                                        Financial Statements

ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations.

37 of 69

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

38 of 69

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

39 of 69

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

40 of 69

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

41 of 69

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

42 of 69

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

43 of 69

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

44 of 69

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

45 of 69

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

46 of 69

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

47 of 69

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

48 of 69

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

49 of 69

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

50 of 69

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

51 of 69

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

52 of 69

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

53 of 69

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

54 of 69

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

55 of 69

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

56 of 69

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and are also effective to ensure that such information required to be disclosed in the reports that we file or submit under the exchange act is

57 of 69

Table of Contents                                                                                                        Financial Statements

accumulated and communicated to our management including their chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER  INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age,  and positions  for  the  past  five  years  as of April 14, 2009, of our executive officers  and directors. Members of the board are elected and serve for one year

58 of 69

Table of Contents                                                                                                        Financial Statements

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

59 of 69

Table of Contents                                                                                                        Financial Statements

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

60 of 69

Table of Contents                                                                                                        Financial Statements

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

61 of 69

Table of Contents                                                                                                        Financial Statements

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

62 of 69

Table of Contents                                                                                                        Financial Statements

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

W. T. Uniack & Co. CPA’s P.C. has been paid $4000.00 and $35,000 in 2008 and 2009 for audit fees, respectively.

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

63 of 69

Table of Contents                                                                                                        Financial Statements

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

64 of 69

Table of Contents                                                                                                        Financial Statements

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

65 of 69

Table of Contents                                                                                                        Financial Statements

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

66 of 69

Table of Contents                                                                                                        Financial Statements

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

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

21.1 List of Subsidiaries (included as Exhibit 21.1 to the Form 10-KSB filed herewith).

*31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

*31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

**32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

**32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

_________________

67 of 69

Table of Contents                                                                                                        Financial Statements

* Filed herewith

** Furnished herewith

68 of 69

Table of Contents                                                                                                        Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of California on the 19th day of November 2010.

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

 Title

 Date

/s/ Kambiz Mahdi

Chief Executive Officer and Director

November 19, 2010

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 19, 2010

_______________________

John Bennett

/s/ Kambiz Mahdi

Director

November 19, 2010

_______________________

Kambiz Mahdi

69 of 69