Form 10-K
period 2010-12-31
Probe Manufacturing Inc
filed 2011-03-31
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 333-125678

PROBE MANUFACTURING, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17475 Gillette Avenue, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 206-6868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2010: $107,353 based on the average of the bid and asked price of $0.004 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as March 30, 2011: 184,638,320 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

1 of 60

Portions of the registrant’s proxy statement for the 2011 annual stockholders meeting which is expected to be filed no later than April 30, 2011 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

2 of 60

PROBE MANUFACTURING, INC.

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

3 of 60

PART I

Item 1.  Business.

Our Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. We provide a range of engineering, manufacturing and business services to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, agile, flexible and high quality manufacturing services. We utilize global partnerships and manufacturing scale to secure the best cost and material availability providing both easy on shore access with local program management during product conceptualization and offshore volume manufacturing. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, we build an Engine Control Unit (ECU) for a customer, which is used in alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product. Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the printed circuit boards, assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished product is shipped to the customer, who integrates it into their final fuel delivery system and it’s then delivered to the end customer.

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

Our vision is to be the eminent manufacturing foundry for start-ups and innovators, while growing our technology business services leveraging global opportunities.

As innovation, cost, and time to market become hyper competitive, domestic OEM’s are forced to use EMS partners with easy on shore access, providing local program management during product conceptualization, development, and integration.

Many of the mid-tier OEMs in industries such as military/aerospace, medical, industrial/instrumentation, and green tech products tend to be too small for $1 billion-plus revenue EMS companies. Most of these OEMs value close proximity and the ability to provide complex manufacturing and personal customer service, which often favors regional providers that truly value and foster their relationships.

The low to medium EMS market compared to high volume has proved to be a higher margin with high Gross Profit and sustained growth momentum. Our target accounts are mid-tier, U.S. based OEMs with annual sales from $15 million to $150 million.

4 of 60

With the recent cost increases in labor, currency movements and freight concerns, the ability to also provide near-shore manufacturing is expected to generate increased interest.

We believe that, with our domestic presence, experience, scalable engineering, global relationships and robust customer centric program management team, we are well positioned to take advantage of this opportunity.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) utilization of global sourcing to secure best cost and availability; (ii) customer centric program management teams through our local factory supporting multi-million dollar relationships; (iii) strategic partnerships with technology innovators and start-ups, in return for manufacturing rights and equity;  (iv) new sales and expansion of service offerings into cable, plastics and sheet metal; and (v) mergers and acquisitions.

Our future success is likely dependent on our ability to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Subsequently, On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

5 of 60

There can be no assurances that this financing will be sufficient to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such additional financing, or that we will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

6 of 60

Sales and Marketing

Sales and marketing efforts are divided into segments as follows:

•

Medical Device Manufacturing;

•

Aerospace-Defense;

•

Alternative fuel-Automotive; and

•

Industrial.

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

Competitive Positioning

Probe’s competitive advantage is in its ability to provide domestic clients with global electronic design, manufacturing and business services vs. its domestic rivals offering only local manufacturing services. Probe offers customers the best of both worlds with low risk, low cost, flexible, agile and high quality manufacturing services through its factory in California as well as factories worldwide. Probe’s new product introduction services and lower cost structure is making it the eminent manufacturing foundry for start ups and innovators.

7 of 60

Strategy

Our strategy is to deliver sustainable growth by becoming the eminent manufacturing foundry for start-ups and innovators while growing our core manufacturing business leveraging global opportunities.

We will focus on electronics design and manufacturing business services in California and strategic locations worldwide.

There are also plans for expansion of our customer centric management teams through our factory in California catering to multi million dollar relationships. In addition we will establish strategic partnerships with technology innovators and start-ups, in return for exclusive manufacturing rights and equity. In addition as the value of our currency increases we’ll focus on mergers and acquisitions in strategic locations~~.~~

Personnel

We presently have approximately 32 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

Regulatory Restrictions on Our Business

Our operations, and the operations of businesses that we may acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Material cost may rise due to additional manufacturing cost of raw or made parts with the application of new regulations. Our liabilities may also increase due to additional regulations imposed by foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. In addition, our past, current and future operations and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

8 of 60

Item 1a.  Risk Factors.

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $243,368, generated $70,396 in net cash from operations, total stockholder’s equity of $183,175 and a working capital surplus of $64,442 for the year ended December 31, 2010; however, we still had an accumulated deficit of ($329,422) as of December 31, 2010. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Subsequently, On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

There can be no assurances that this financing will be sufficient to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such additional financing, or that we will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

9 of 60

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2010, we had current liabilities of $805,857. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The market segments in which we compete are rapidly evolving and intensely competitive. The electronic manufacturing service or “EMS” industry is extremely competitive and includes hundreds of companies, several of which have achieved substantial market share. We compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; CTS Electronics; Express Manufacturing, Inc.; and others.  Current and prospective customers also evaluate our capabilities against the merits of internal production. Some of our competitors may have greater design, manufacturing, financial or other resources than us. Additionally, we face competition from Taiwanese ODM suppliers, who have a substantial share of the global market for information technology hardware production, primarily related to notebook and desktop computers and personal computer motherboards, as well as provide consumer products and other technology manufacturing services.

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

10 of 60

OUR PRINCIPAL SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS , IN THE AGGREGATE, BENEFICIALLY OWN MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK AND THESE SHAREHOLDERS, IF ACTING TOGETHER, WILL BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL OF OUR SHAREHOLDERS .

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See “Principal Shareholders”)

WE CURRENTLY  SERVICE AND ATTEMPT TO OBTAIN THE MAJORITY OF OUR CUSTOMERS IN THE LIMITED GEOGRAPHIC OF SOUTHERN CALIFORNIA WHICH IS A SMALL ADDRESSABLE MARKET AND COULD BE SUBJECT TO ECONOMIC HARDSHIP OR SLOWDOWN, AS A RESULT OUR GROWTH COULD BE LIMITED AND ADVERSELY AFFECT OUR PROJECTED SALES AND OPERATING INCOME.

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

During the twelve months ended December 31, 2010, we derived approximately 4% of our revenue from customers in the medical device manufacturing, 40% industrial products, 17% from customers in the semiconductor industry, 4% from customers in alternative fuel and green technologies, and 35% from customers in aerospace/defense industries.

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

11 of 60

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 58% of net sales during the twelve months ended December 31, 2010.

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

12 of 60

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

RISKS ABOUT OUR STOCK

SHARES OF OUR COMMON STOCK ARE SUBJECT TO THE PENNY STOCK RESTRICTIONS WHICH CREATES A LACK OF LIQUIDITY AND MAKE TRADING DIFFICULT OR IMPOSSIBLE.

Until our shares of common stock are traded be in the over-the-counter markets which are commonly referred to as the OTCQB pink sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

The United States Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks (generally) are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

•

Deliver a standardized risk disclosure document prepared by the SEC;

•

Provide the customer with current bid and offer quotations for the penny stock;

•

Explain the compensation of the broker-dealer and its salesperson in the transaction;

•

Provide monthly account statements showing the market value of each penny stock held in the customer's account;

•

Make a special written determination that the penny stock is a suitable investment for the purchaser; and

•

Provide a written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

13 of 60

OUR SECURITIES ARE THINLY TRADED WHICH DOES NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Bulletin Board pink sheets which does not provide liquidity for our investors. The OTCQB pink sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCQB pink sheets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB pink sheets. Quotes for stocks included on the OTCQB pink sheets are not listed in newspapers. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish. Furthermore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE; THEREFORE, YOU MAY NEVER SEE A RETURN ON YOUR INVESTMENT.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.

Item 1B.  Unresolved Staff Comments.

None.

14 of 60

Item 2.  Properties.

Facilities

On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009.  The facility is approximately 19,701 square feet and located at 17475 Gillette, Irvine CA, 92614.

Year	Monthly Rent
1	7,880
2	9,850
3	10,835
4	11,820
5	12,805

Subsequently, on March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commences on April 1, 2011 and continues through year five.  The amended lease has the following payments:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
1	7,880	7,880
2	9,850	10,650
3	10,835	11,715
4	11,820	12,780
5	12,805	13,845

Item 3.  Legal Proceedings.

None.

Item 4.  [Removed And Reserved.]

15 of 60

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2010, as reported by the Bloomberg Financial Network, are as follows:

2010 FISCAL YEAR	High	Low
First Quarter	$0.01	$0.005
Second Quarter	$0.015	$0.0034
Third Quarter	$0.034	$0.0025
Fourth Quarter	$0.023	$0.0025

2009 FISCAL YEAR	High	Low
First Quarter	$0.04	$0.03
Second Quarter	$0.03	$0.03
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.02	$0.01

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	203,861	$0.17	3,488,905
Non-Qualified Equity compensation plans approved by security holders	900,000	$0.13	-
Total	1,112,735	$0.14	3,488,905

16 of 60

Recent Sales of Unregistered Securities

For the years ended December 31, 2010 and 2009, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of our board of directors.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

For the year ended December 31, 2010 we accrued 4,250,000 shares of common stock to be issued.  As of December 31, 2010 these shares remained unissued and will be issued in the first quarter of 2011

Item 6.  Selected Financial Data.

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” And notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2010	2009

Sales	$ 2,799,935	$ 2,153,141
Cost Of Goods Sold	2,004,278	1,679,687
Gross Profit	795,657	473,454

General And Administrative	701,144	922,510
Share Based Compensation	26,694	8,232
Net Profit / (Loss) From Operations	67,819	(457,288)

Other Income / (Expenses)	190,890	518,244
Interest Expense	(15,341)	(33,457)
Net Profit / (Loss) Before Income Taxes	243,368	27,499
Income Tax Expense	-	-
Net Profit / (Loss)	$ 243,368	$ 27,499

17 of 60

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	December 31,	December 31,
	2010	2009

Working Capital	$ 64,442	$ 50,810
Total Assets	994,964	653,959
Long term Debt	5,932	265,781
Stockholder Equity	$ 183,175	$ (86,887)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

We intend that our forward-looking statements be subject to the safe harbors created by the Securities and Exchange Act of 1934, as amended. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report filed with the United States Securities and Exchange Commission or the SEC. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Probe Manufacturing, Inc. will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. We provide a range of engineering, manufacturing and business services to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, agile, flexible and high quality manufacturing services. We utilize global partnerships and manufacturing scale to secure the best cost and material availability providing both easy on shore access with local program management during product conceptualization and offshore volume manufacturing. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

For example, we build an Engine Control Unit (ECU) for a customer, which is used in alternative fuel engines. We have supported this customer from the inception of its product. Our services started with full design review for manufacturability and testability of the product. Once the design review and recommendations were completed we source the materials and procure the components. Then we take responsibility for assembling the components on to the printed circuit boards,

18 of 60

assembling the mechanical parts, installing the product inside the enclosure, and finally we perform a full functional test. Then the finished product is shipped to the customer, who integrates it into their final fuel delivery system and it’s then delivered to the end customer.

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

Our vision is to be the eminent manufacturing foundry for start-ups and innovators, while growing our technology business services leveraging global opportunities.

As innovation, cost, and time to market become hyper competitive, domestic OEM’s are forced to use EMS partners with easy on shore access, providing local program management during product conceptualization, development, and integration.

Many of the mid-tier OEMs in industries such as military/aerospace, medical, industrial/instrumentation, and green tech products tend to be too small for $1 billion-plus revenue EMS companies. Most of these OEMs value close proximity and the ability to provide complex manufacturing and personal customer service, which often favors regional providers that truly value and foster their relationships.

The low to medium EMS market compared to high volume has proved to be a higher margin with high Gross Profit and sustained growth momentum. Our target accounts are mid-tier, U.S. based OEMs with annual sales from $15 million to $150 million.

With the recent cost increases in labor, currency movements and freight concerns, the ability to also provide near-shore manufacturing is expected to generate increased interest.

We believe that, with our domestic presence, experience, scalable engineering, global relationships and robust customer centric program management team is well positioned to take advantage of this opportunity.

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

19 of 60

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

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell our entire interest in our investment in Solar Masters, Inc., which was a wholly owned subsidiary, for $35,000, consisting of a note receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans, our then interim chief executive officer and a member of our board of directors resigned on July 27, 2009 and took a position with Solar Masters as a consultant. Kambiz Mahdi, was a member of the board of directors of Solar Masters and resigned on July 14, 2009.

On June 17, 2009 we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently, we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, a member of our board of directors is the managing partner of KB Development Group, LLC.

On July 27, 2009, our board of directors appointed Kambiz Mahdi as chief executive officer.

20 of 60

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) utilization of global sourcing to secure best cost and availability; (ii) Customer Centric program management teams through our local factory supporting multimillion dollar relationships; (iii) strategic partnerships with technology innovators and start-ups, in return for manufacturing rights and equity; and (iv) new sales and expansion of service offerings into cable, plastics and sheet metal (v) mergers and acquisitions.

Our future success is likely dependent on its ability to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Subsequently, On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

There can be no assurances that this financing will be sufficient to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such additional financing, or that we will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

21 of 60

Summary of Results

For the year ended December 31, 2010, we had a net profit of $243,368, compared to a net profit of $27,499 for the same period in 2009. The increase in our net profit was due to increased sales revenue and decreased general and administrative expense.

For the year ended December 31, 2010, our revenue was $2,799,935 compared to $2,153,141 for the same period in 2009, due to increased orders within existing accounts and we added 6 new customers in 2010.

For the year ended December 31, 2010, our cost of goods sold was 72% compared to 78% for the same period in 2009, mainly due to the decrease in direct labor as a percent of the sales.

For the twelve months ended December 31, 2010, our gross margin was 28% compared to 22% for the same period in 2009.

For the twelve months ended December 31, 2010, our SG&A cost was 25% compared to 43% for the same period in 2009.

For the year ended December 31, 2010, we had a net profit of $243,368 and a working capital surplus of $64,442.  Our total stockholder’s equity increased by $270,062, resulting in shareholder surplus of $183,175 as of December 31, 2010.

As of December 31, 2010, we had a working capital surplus of $64,442 compared to working capital surplus of $50,810 as of December 31, 2009, an increase of $13,632.

Key performance indicators for the year ended December 31, 2010 and 2009:

Key performance indicators:

	2010	2009
Inventory Turns	4.7	4.1
Days Sales in Backlog	248	167
Days Receivables Outstanding	33	74
Days Payables Outstanding	52	87

Inventory turns

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2010, our inventory turns were 4.7 compared to 4.1 for the same period in 2009.

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2010, Days Sales in Backlog was 248 days compared to 167 days for the same period in 2009.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the year ended December 31, 2010, days receivables outstanding was 33 days compared to 74 days for the same period in 2009.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2010, day’s payable outstanding was 52 days compared to 87days for the same period in 2009.

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2010.

22 of 60

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2010, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 83% of accounts receivable at December 31, 2010 and one customer accounted for 29% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 30, 2010, we had a reserve for potentially obsolete inventory of $170,000.

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

23 of 60

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

Net Profit/(Loss) per Common Share

Basic profit /(loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2009, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2010 and 2009 were 184,638,320 and 105,931,471 respectively.  As of December 31, 2009, we had outstanding warrants to purchase 13,647,330 additional common shares, options to purchase 1,103,861 additional common shares and 4,250,000 shares to be issued, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the years ended 2010 and 2009 were 203,639,511 and 121,404,210 respectively.

Research and Development

We expensed $0 for research and development for the years ended December 31, 2010 and 2009.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with contract electronics manufacturing. As such, our operations have been aggregated into one reportable segment for all periods presented.

Share Based Compensation

For a discussion on share based compensation and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying unaudited financial statements.

24 of 60

Income Taxes

For a discussion income taxes and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying unaudited financial statements.

Result of operations

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2010	2009

Sales	100%	100%
Cost Of Goods Sold	72%	78%
Gross Profit	28%	22%

General And Administrative	25%	43%
Share Based Compensation	1%	0%
Net Profit / (Loss) From Operations	2%	-21%

Other Income / (Expenses)	7%	24%
Interest Expense	-1%	-2%
Net Profit / (Loss) Before Income Taxes	9%	1%
Income Tax Expense	0%	0%
Net Profit / (Loss)	9%	1%

Net Sales

For the year ended December 31, 2010, our revenue was $2,799,935 compared to $2,153,141 for the same period in 2009.  Our revenue increased by $646,794 for the year ended December 31, 2010, compared to the same period in 2009. The increased in revenue was due to increased orders within existing accounts and we added 6 new customers in 2010.

Major Customers

Our top 5 customers accounted for approximately 58% of our net sales for the year ended December 31, 2010, compared to 73%, for the same period in 2009. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

25 of 60

Gross Profit

For the year ended December 31, 2010, our gross profits increased to 28% from 22% for the same period in 2009. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the year ended December31, 2010, our SG&A expense was 25% compared to 43% for the same period in 2009.  This decrease is primarily due to the increase in revenue.  We have also made adjustments to decrease SG&A expense.

Net Income/(Loss) from operations

For the year ended December 31, 2010, our net income from operations was 2% compared to net loss from operations of (21%) for the same period in 2009. This was primarily due to a increase in revenue as well as the decrease in expenses.

For the year ended December 31, 2010 interest expense was ($15,341) compared to ($33,457)for the same period in 2009, this was to due to the settlement agreements on the notes payable referenced in Note 8.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	2010	2009
Net Cash provided / (Used) In Operating Activities	$ 70,396	$ 86,282
Cash Flows Used In Investing Activities	(51,556)	(12,236)
Cash Flows Provided / (used) By Financing Activities	(18,840)	(74,046)
Net (Decrease) Increase in Cash and Cash Equivalents	$ -	$ -

Capital Requirements for long-term Obligations

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293 on the two leases and were unable to make the monthly lease payments. As a result, we entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500 and an early payment schedule. On April 9, 2009 we entered into an agreement with CIT to pay off the balance in full for $70,000. As a result, we realizes a net gain of $190,960.

As of June 30, 2009, we had outstanding note balances totaling $690,708, all of which were in default.  On June 17, 2009, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000.  Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently, between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203.

As of December 31, 2010, we have no long-term debt obligations.

26 of 60

Subsequently, On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

There can be no assurances that this financing will be sufficient to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such additional financing, or that we will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

27 of 60

Item 8.  Financial Statements and Supplemental Data.

PROBE MANUFACTURING, INC.

10-Q

28 of 60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 30, 2011

Board of Directors

Probe Manufacturing, Inc.

We have audited the accompanying consolidated balance sheet of Probe Manufacturing, Inc. (the “Company”) as of December 31, 2010 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $870,299 and current liabilities of $805,857.  Sales have increased from $2,153,141 in 2009 to $2,799,935 for the comparable period in 2010.  In addition, the Company has an accumulated deficit of $(329,422) and is dependent on at least maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.

Certified Public Accountants

Woodstock, Georgia

29 of 60

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet
as of December 31,
	2010	2009
Assets
Current Assets:
Cash	$ -	$ -
Accounts receivable - trade - net	403,109	100,381
Inventory	447,133	402,867
Deposits	20,057	22,627
Total Current Assets	870,299	525,875

Property And Equipment - Net	113,665	103,084

N/R Solar Acquisition corp. - net	11,000	25,000
Goodwill	-	-
Total Assets	$ 994,964	$ 653,959

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 47,502	$ 60,674
Accounts payable - trade	383,989	187,948
Customer Deposits	13,737	25,434
Accrued Expenses	282,229	185,829
Related Party - Notes Payable	70,000	-
Current Portion of Long Term Debt	8,400	15,180
Total Current Liabilities	805,857	475,065
Long-Term Debt:
Capital lease settlement obligations	-	260,961
Notes Payable	14,332	20,000
Less Current portion of Long Term Debt	(8,400)	(15,180)
Net Long-Term Debt	5,932	265,781
Total Liabilities	811,789	740,846

Stockholders' ( Deficit )
Shares to be issued	21,250	-
Common stock, $.001 par value; 400,000,000 shares authorized; 184,638,320 and 184,638,320 shares issued and outstanding respectively	184,638	184,638
Additional paid-in capital	306,709	301,265
Accumulated deficit	(329,422)	(572,790)
Total Stockholders' ( Deficit )	183,175	(86,887)
Total Liabilities And Stockholders' Deficit	$ 994,964	$ 653,959

The accompanying footnotes are an integral part of these financial statements

30 of 60

Probe Manufacturing, Inc.
Consolidated Statement of Operations
for the years ended December 31,

	2010	2009

Sales	$ 2,799,935	$ 2,153,141
Cost Of Goods Sold	2,004,278	1,679,687
Gross Profit	795,657	473,454

General And Administrative	701,144	922,510
Share Based Compensation	26,694	8,232
Net Profit / (Loss) From Operations	67,819	(457,288)

Other Income / (Expenses)	190,890	518,244
Interest Expense	(15,341)	(33,457)
Net Profit / (Loss) Before Income Taxes	243,368	27,499
Income Tax Expense	-	-
Net Profit / (Loss)	$ 243,368	$ 27,499

Per Share Information:
Basic weighted average number
of common shares outstanding	184,638,320	105,931,471

Net Profit / (Loss) per common share	$ 0.001	$ 0.000

Per Share Information:
Diluted, weighted average number
of common shares outstanding	203,639,511	121,404,210

Diluted, Net Profit / (Loss) per common share	$ 0.001	$ 0.000

The accompanying footnotes are an integral part of these financial statements

31 of 60

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
as of December 31, 2010

Description	Common Stock ..001 par Shares Amount		Shares to be Issued Shares Amount		Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/08	32,638,320	$ 32,638	-	$ -	$ 284,927	$ 258,300	$ (242,618)

Share based Option Amortization					8,232		8,232
Stock Issued - KB Development	152,000,000	152,000			(32,000)		120,000
Net Profit						61,089	61,089
Reduction in Net Asset Value from Solar Master sale						(33,589)	(33,589)
Balance 12/31/2009	184,638,320	$ 184,638	-	$ -	$ 261,159	$ 285,800	$ (86,886)

Share based Option Amortization					5,443		5,443
Stock Issued to be issued for Compensation		-	4,250,000	21,250	-		21,250
Net Profit						243,368	243,368
Balance 12/31/2010	184,638,320	$ 184,638	4,250,000	$ 21,250	$ 266,602	$ 529,168	$ 183,175

The accompanying footnotes are an integral part of these financial statements

32 of 60

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2010	2009
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 243,368	$ 27,499
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40,975	52,762
Share based compensation	26,694	8,232
Gain on debt Settlement	(190,960)	(708,707)
Loss on sale of subsidiary		190,466
Net profit of subsidiary		(4,504)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(288,728)	593,337
(Increase) decrease in inventory	(44,266)	243,470
(Increase) decrease in other assets	2,570	(22,627)
(Decrease) increase in accounts payable	196,041	(441,039)
(Decrease) increase in customer deposits	(11,697)	-
Other (Decrease) increase in accrued expenses	96,399	147,393
Net Cash provided / (Used) In Operating Activities	70,396	86,282

Cash Flows from Investing Activities
Purchase of Property and equipment	(51,556)	(12,236)
Cash Flows Used In Investing Activities	(51,556)	(12,236)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(13,172)	(45,208)
Proceeds from sale of common stock	-	120,000
Payments on capital lease settlement obligations	(70,000)	(23,543)
Proceeds / (Payments) on notes payable	64,332	(125,295)
Cash Flows Provided / (used) By Financing Activities	(18,840)	(74,046)

Net (Decrease) Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental Information:
Interest Paid	$ 12,841	$ 8,652
Net effect of Disposition of Subsidiary
Change in Cash	$ -	$ 9,925
Change in Accounts Receivable	-	51,227
Change in Inventory	-	68,875
Change in Deposits	-	27,845

33 of 60

Change in Goodwill	-	67,594
Change in Note Receivable Solar Acquisition corp.	-	(25,000)
Change in Note Payable Conrad	-	(10,000.00)
Loss from disposition of subsidiary	$ -	$ 190,466

The accompanying footnotes are an integral part of these financial statements

34 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On August 13, 2008 the issuer entered a definitive agreement for the sale and purchase of business assets of Solar Masters, Inc.  Solar Masters, Inc. was a wholly-owned subsidiary of Probe.  Solar Masters is an importer and distributor of solar powered products. The purchase price of the assets was $2,719 in cash payable to Solar Masters, LLC plus 250,000 shares of Probe common stock valued at $.40 each, or $100,000, for a total of $102,719. Solar Masters, Inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,500 of inventory and a deposit on inventory of $25000, the web site the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was $10,500 in inventory, $25,000 deposit on inventory and $67,594 in goodwill under Solar Masters, Inc.  The main product line of Solar Masters consists of various solar powered barricade lights.  Solar Masters also offers a solar powered battery charger, solar powered outdoor lighting and a solar powered flashlight.  It is the intent of Solar Masters to grow the product line as it sees demand for various other products.  Solar Masters recently made its first sale of solar panels.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

On July 13, 2009, we entered into a stock sale agreement with Solar Masters Acquisition Company, to sell its entire interest in its investment in Solar Masters, Inc. for $35,000, consisting of a note receivable for $25,000 and the assumption of $10,000 in notes payable referenced above.  This resulted in a loss on sale of investment of $190,464.  Barrett Evans, Interim chief executive officer and a member of our board of directors, resigned on July 27, 2009 and took a position with Solar Masters as a consultant. Kambiz Mahdi was a member of the board of directors of Solar Masters and resigned on July 14, 2009.

On June 17, 2009 we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently; we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, then a member of our board of directors, is the managing partner of KB Development Group, LLC.

On July 27, 2009, our board of directors appointed Kambiz Mahdi as chief executive officer.

35 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $243,368, generated $70,396 in net cash from operations, total stockholder’s equity of $183,175 and a working capital surplus of $64,442 for the year ended December 31, 2010; however, we still had an accumulated deficit of ($329,422) as of December 31, 2010. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) utilization of global sourcing to secure best cost and availability; (ii) Customer Centric program management teams through our local factory supporting multimillion dollar relationships; (iii) strategic partnerships with technology innovators and start-ups, in return for manufacturing rights and equity; (iv) new sales and expansion of service offerings into cable, plastics and sheet metal; and (v) mergers and acquisitions.

Our future success is likely dependent on its ability to sustain profitable growth and attain additional capital to support our future success is likely dependent on our ability to attain growth capital in order to sustain growth and profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Subsequently, On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

36 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

There can be no assurances that this financing will be sufficient to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such additional financing, or that we will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2010.

We follow United States Generally Accepted Accounting Principles, or GAAP. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our audited financial statements.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due; actual collections may differ from the estimated amounts. As of December 31, 2010, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 83% of accounts receivable at December 31, 2010 and one customer accounted for 29% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

37 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 30, 2010, we had a reserve for potentially obsolete inventory of $170,000.

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

The Company provides services for its customers that range from contract design to original product design to repair services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred.

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

38 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2010, we had outstanding common shares of 184,638,320 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2010 and 2009 were 184,638,320 and 105,931,471 respectively.  As of December 31, 2010, we had outstanding warrants to purchase 13,647,330 additional common shares, options to purchase 1,103,861 additional common shares and 4,250,000 shares to be issued, which may dilute future earnings per share. Fully diluted weighted average common shares and equivalents for the years ended 2010 and 2009 were 203,639,511 and 121,404,210 respectively.

Research and Development

We expensed $0 for research and development for the years ended December 31, 2010 and 2009.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with contract electronics manufacturing. As such, our operations have been aggregated into one reportable segment for all periods presented.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

39 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2010 and 2009 we had $26,694 and $8,232 and respectively, in share based expense, due to the issuance of our options and warrants.  As of December 31, 2010 we had $0 in non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2010, we had a net operating loss carry forward of $(329,422) and a deferred tax asset of $112,003 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $112,013.

December 31, 2010
Deferred Tax Asset	$ 112,003
Valuation Allowance	(112,003)
Deferred Tax Asset (Net)	$ -

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2010	December 31, 2009
Raw Material	$ 513,345	$ 678,492
Work in Process	101,092	71,161
Finished Goods	2,697	3,214
Total	617,134	752,867
Less Reserve for excess or obsolete inventory	(170,000)	(350,000)
Total Inventory	$ 447,134	$ 402,867

40 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2010	December 31, 2009
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,888,740	1,854,184
Leasehold improvements	36,686	19,686
Total	1,958,984	1,907,428
Accumulated Depreciation	(1,845,319)	(1,804,344)
Net Fixed Assets	$ 113,665	$ 103,084

NOTE 5 – ACCRUED EXPENSES

	December 31, 2010	December 31, 2009

Accrued Wages	$ 195,936	$ 26,681
Accrued Interest	2,400	650
Accrued Professional Fees	4,350	10,000
Accrued Other	7,960	45,214
Accrued Rent	59,190	80,432
Accrued Vacation	12,393	22,852
Total Accrued Expenses	$ 282,229	$ 185,829

41 of 60

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

5)

As of December 31, 2009 the outstanding balance was $ 260,960.

 On April 9, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of December 31, 2010 the balance due to CIT was $0.

42 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 8 – NOTES PAYABLE

Note Payable - dated March 10, 2006 – special use, line of credit in the amount of $90,000, unsecured, 12.00% interest paid in cash due May 10, 2007, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, unsecured, 12.00% interest rate per annum, with a 36 month amortization, payments of $1,997 and a balloon payment of $33,068 on April 15, 2008.   On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 21, 2009 this note was settled in full for $8,268 and recognized a gain of $22,221. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ed Lassiter.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $ $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 20, 2009 this note was settled in full for $20,014 and recognized a gain of $53,788. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable -- This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in common stock in the Company) per annum, payable to William Duncan.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. On April 15, 2008, we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $6,798 and recognized a gain of $18,270. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Benner Exemption Trust.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, payments of $4,650 and a balloon payment of $77,014 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 13, 2009 this note was settled in full for $19,450 and recognized a gain of $52,270. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Ashford Capital, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $3,321 and a balloon payment of $55,010 on April 15, 2008.  On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 20, 2009 this note was settled in full for $14,133 and recognized a gain of $37,982. As of December 31, 2009 the outstanding balance was zero.

Note Payable – This Note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.   On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002.  As of December 31, 2009 and 2010 the outstanding balance was zero.

43 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Related Party – Notes payable

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in cash and 10% paid in our common stock shares), Due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in Cash and 10.00% paid in our common stock shares), Due May 10, 2007.   This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares) due on May 10, 2007, Payable to Reza Zarif.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008.  The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008.  As of June 30, 2008 the outstanding balance was $42,893. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of December 31, 2009 and 2010 the outstanding balance was zero.

44 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

 Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company.   Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners, LLC.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, with an effective date of January 15, 2008, payable to Jeff Conrad, Esq. at a 12.00% interest rate pr annum, with a 30 month amortization and monthly payments of $1,162.  As of June 30, 2009 the note was in default with outstanding balance of $27,796. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $27,796. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2010 the balance was $9,666.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2010 the balance was $4,666.

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development group.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel the managing partner of B&S development is also a managing partner of KB Development Group.  KB Development Group is the largest shareholder of the company at 152,000,000 shares. As of December 31,2010 the outstanding balance was $70,000. Subsequently, on February 17, 2010 the balance of this note was paid in full.

Other Long-Term Debt

We negotiated a settlement with the IRS and have entered into a payment plan with them in which we pay the IRS $3,000 per month. All payments to date are current. The balance is included in other long-term debt.  This was paid in full in October of 2009 and as of December 31, 2009 and 2010 the balance was $0.

45 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On September 11, 2006 we entered into a sublease agreement for 10,000 sq ft. of manufacturing space which includes office space with Quantum Fuel System Technologies Worldwide, Inc. for $15,500 per month. On May 19, 2008 we entered into a new extension of the sublease agreement with an effective termination date of August 31, 2009. The facility is located at 25242 Arctic Ocean Drive, Lake Forest, CA 92630.   On October 14, 2009 we entered into a 5 year lease with Benard family trust, with a commencement date of December 31, 2009.  The facility is approximately 19,701 square feet and located at 17475 Gillette, Irvine CA, 92614.

Year	Monthly Rent
1	7,880
2	9,850
3	10,835
4	11,820
5	12,805

Subsequently on March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commences on April 1, 2011 and continues through year five.  The amended lease has the following payments:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
1	7,880	7,880
2	9,850	10,650
3	10,835	11,715
4	11,820	12,780
5	12,805	13,845

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

46 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Common Stock Transactions

On July 11, 2009, we issued 152,000,000 shares to KB Development Group, LLC, of which Kambiz Mahdi is the managing partner and also is our chief executive officer and a member of our board of directors.

On July 12, 2009, we agreed to convert a note receivable from Solar Masters in the amount of $89,156 into 8,000,000 shares of common stock in Solar Masters.

For the year ended December 31, 2010, we accrued 4,250,000 shares of common stock to be issued.  As of December 31, 2010, these shares were un-issued.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2010 and 2009 there were 184,638,320 and 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of August 20, 2006 all preferred stock has been converted into Common stock and there are no outstanding preferred shares as of December 31, 2010.

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

47 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

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

48 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Warrants

Series A - Common Stock Warrants

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $0.33 per share.  The Series A Warrants expire on November 15, 2011.

Series B - Common Stock Warrants

We currently have 1,192,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $0.50 per share.  The Series B Warrants will expire on May 15, 2012.

Series C – Common Stock Warrants

We currently have 600,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (600,000 total shares) at $0.267 per share.  The Series C Warrants expired on November 5, 2010.

Series D – Common Stock warrants

We currently have 1,718,580 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 share of common stock (1,718,580 total shares) at $0.133 per share. The Series D Warrants expire on November 5, 2012.

For the year ended December 31, 2008 and 2009, we recognized share based compensation expense of d $14,403 and $8,232, respectively from the issuance of options and Warrants.

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

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares), Due May 10, 2007. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of December 31, 2009, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of December 31, 2009, the note had outstanding balance of zero.

49 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners, LLC.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of December 31, 2009, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of December 31, 2009, the note had outstanding balance of zero.

50 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Expired	600,000	0.27	600,000	0.27
Exercised	-	-	-
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38

51 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.87	5,964,375	$0.33
0.50	5,964,375	$0.50	1.38	5,964,375	$0.50
0.27	-	$0.27	0	-	$0.27
0.13	1,275,000	$0.13	1.85	1,275,000	$0.13
0.13	443,580	$0.13	1.85	443,580	$0.13
Total	13,647,330			13,647,330

STOCK OPTIONS

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of December 31, 2009 we had a reduction in the outstanding stock options of 403,779 as a result of employee termination and forfeiture of the options. As of December 31, 2010 there were 203,861 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008, $2,656 for the year ended December 31, 2009 and $2,656 for the year ended December 31, 2010. As of December 31, 2010 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the year ended December 31, 2010.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

52 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - dated March 10, 2006  – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest (10.00% paid in cash and 10% paid in our common stock shares), Due May 10, 2007.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Kambiz Mahdi. On April 15, 2008 we were unable to meet the balloon payment and the note is in default.  On July 27, 2009 this note was settled in full for $0 and recognized a gain of $14,227. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party, unsecured, 20.00% interest (10.00% paid in cash and 10.00% paid in our common stock shares due on May 10, 2007, Payable to Kambiz Mahdi.  This note was converted to a term note payable, with an effective date of June 30, 2006, un-secured, at 10.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. On April 15, 2008 we were unable to meet the balloon payment and the note is in default. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $124,304. As of December 31, 2009 and 2010 the outstanding balance was zero.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14. As of December 31, 2009 and 2010 the balance was $10,000.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14. As of December 31, 2009 and 2010 the balance was $10,000.

On June 17, 2009, we entered into a stock purchase agreement with KB Development group to sell 152,000,000 shares of our common stock for $120,000. Concurrently we entered into Settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters.  Subsequently, between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $710,203 and a reduction in our notes payable of $840,203.   Kambiz Mahdi, a member of our board of directors and chief executive officer is the managing partner of KB Development Group, LLC.

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

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development group.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel the managing partner of B&S development is also a managing partner of KB Development Group.  KB Development Group is the largest shareholder of the company at 152,000,000 shares. As of December 31, 2010 the outstanding balance was $70,000. Subsequently, on February 17, 2010 the balance of this note was paid in full.

53 of 60

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

NOTE 12 – Acquisition of Solar Masters

On August 13, 2008, we entered a definitive agreement for the sale and purchase of business assets of Solar Masters Company.  The purchase price of the assets was: $2,719.65 in cash payable to Solar Masters, LLC plus 250,000 shares of Probe common stock valued at $.40 each, or $100,000.00, for a total of $102,719.65.  Solar Masters, inc. was formed and is our wholly owned subsidiary. The assets of Solar Masters included $10,125 of inventory, $25,000 in deposits paid by the previous owner on the container of product the web site, the rights to the name Solar Masters and the customer base.  The allocation to the purchase price was as follows:

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

NOTE 13 – Subsequent Events

On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

54 of 60

NOTE 13 – Subsequent Events - Continued

Subsequently, on March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commences on April 1, 2011 and continues through year five.  The amended lease has the following payments:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
1	7,880	7,880
2	9,850	10,650
3	10,835	11,715
4	11,820	12,780
5	12,805	13,845

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

55 of 60

Item 9b.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8. herein.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

56 of 60

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

57 of 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 31st day of March 2011.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: March 31, 2011

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

/s/ Kambiz Mahdi

Chief Executive Officer and Director

_______________________

(principal executive officer)

By: Kambiz Mahdi

Date: March 31, 2011

/s/ John Bennett

Chief Financial Officer and Director

_______________________

(principal financial officer)

By: John Bennett

Date: March 31, 2011

/s/ Shervin Talieh

Director

_______________________

By: Shervin Talieh

Date: March 31, 2011

58 of 60

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1 Form of Settlement Agreements between Probe Manufacturing and Creditor Parties (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

10.2 Stock Purchase Agreement between Probe Manufacturing and Solar Masters Acquisition Company, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

10.3 Stock Purchase Agreement between Probe Manufacturing and KB Development Group, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 12, 2009 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

59 of 60

21.1* List of Subsidiaries

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1** Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2** Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

_________________

* Filed herewith.

** Furnished herewith.

60 of 60