Form 10-Q
period 2011-03-31
Probe Manufacturing Inc
filed 2011-05-16
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 333-125678 (1933 Act)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                 ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              ☐ Yes ☑ No

    As of May 16, 2011 there were 184,638,320 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2011 and the related statements of operations and cash flows for the three month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 13, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

	Un-audited
	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$ 106,033	$ -
Accounts receivable – net	593,376	403,109
Inventory	531,463	447,133
Prepaid Expenses	38,644	-
Total Current Assets	1,269,516	850,242

Property And Equipment – Net	105,366	113,665

Notes receivable	11,000	11,000
Deposits	20,057	20,057
Total Assets	$ 1,405,939	$ 994,964

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ -	$ 47,502
Accounts payable – trade	364,543	383,989
Customer Deposits	13,139	13,737
Accrued Expenses	222,746	282,229
Notes Payable - Line of Credit	588,277	-
Notes Payable - Related Party	-	70,000
Notes Payable - Current	7,005	8,400
Total Current Liabilities	1,195,710	805,857
Long-Term Debt:
Notes Payable - Related Party	9,332	14,332
Less Current portion of Long Term Debt	(7,005)	(8,400)
Net Long-Term Debt	2,327	5,932
Total Liabilities	1,198,037	811,789

Stockholders' ( Deficit )
Shares to be issued	21,250	21,250
Common stock, $.001 par value; 400,000,000 shares authorized; 184,638,320 and 184,638,320 shares issued and outstanding respectively	184,638	184,638
Additional paid-in capital	306,709	306,709
Accumulated deficit	(304,695)	(329,422)
Total Stockholders' ( Deficit )	207,902	183,175
Total Liabilities And Stockholders' Deficit	$ 1,405,939	$ 994,964

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Condensed Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010

Sales	$ 906,313	$ 487,506
Cost of Goods Sold	647,552	336,150
Gross Profit	258,761	151,356

General And Administrative	217,656	124,900
Share Based Compensation	-	9,558
Net Profit / (Loss) From Operations	41,105	16,898

Other Income / (Expenses) - Net	3,845	(91)
Interest Expense	(20,221)	(650)
Net Profit / (Loss) Before Income Taxes	24,729	16,157
Income Tax Expense	-	-
Net Profit / (Loss)	$ 24,729	$ 16,157

Per Share Information:
Basic weighted average number
of common shares outstanding	184,638,320	184,638,320

Net Profit / (Loss) per common share	$ 0.0001	$ 0.0001

Per Share Information:
Diluted, weighted average number
of common shares outstanding	203,639,511	199,989,511

Diluted, Net Profit / (Loss) per common share	$ 0.0001	$ 0.0001

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Condensed Statement of Stockholders Equity - Un-Audited
as of March 31, 2011

Description	Common Stock ..001 par Shares Amount		Shares to be Issued Shares Amount		Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/2009	184,638,320	$184,638	-	$ -	$ 301,266	$ (572,790)	$ (86,886)

Share based Option Amortization					5,443		5,443
Stock Issued to be issued for Compensation		-	4,250,000	21,250	-		21,250
Net Profit						243,368	243,368
Balance 12/31/2010	184,638,320	$184,638	4,250,000	$ 21,250	$ 306,709	$ (329,422)	$ 183,175

Net Profit						24,727	24,727
Balance 3/31/2011	184,638,320	$184,638	4,250,000	$ 21,250	$ 306,709	$ (304,695)	$ 207,902

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 24,727	$ 16,157
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,299	7,713
Share based compensation	-	9,558
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(190,267)	(79,014)
(Increase) decrease in inventory	(84,330)	(39,838)
(Increase) decrease in other assets	(38,644)	9,950
(Decrease) increase in accounts payable	(19,446)	78,234
(Decrease) increase in customer deposits	(598)	(10,220)
(Decrease) increase in advances A/R Line	588,277	-
Other (Decrease) increase in accrued expenses	(59,483)	78,502
Net Cash provided / (Used) In Operating Activities	228,535	71,042

Cash Flows from Investing Activities
Disposed of Property and equipment	-	(30,594)
Cash Flows Used In Investing Activities	-	(30,594)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(47,502)	(32,948)
Proceeds / (Payments) on Capital Lease Obligation	-	(7,500)
Proceeds / (Payments) on notes payable	(75,000)	-
Cash Flows Provided / (used) By Financing Activities	(122,502)	(40,448)

Net (Decrease) Increase in Cash and Cash Equivalents	106,033	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 106,033	$ -

Supplemental Information:
Interest Paid	$ 19,040	$ -

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. We provide a range of engineering, manufacturing and business services to companies who design and market electronic products, Original Equipment Manufacturers (OEM). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, flexible and high quality manufacturing services. We utilize global partnerships and manufacturing scale to secure the best cost and material availability providing both easy on shore access with local program management during product conceptualization and offshore volume manufacturing. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently, we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, a member of our chairman and Chief Executive Officer is the managing partner of KB Development Group, LLC.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2011, we had a net profit of $24,729, a working capital surplus of $73,806 and a shareholder surplus of $207,902; we had an accumulated deficit of $(304,695) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2011, we had a reserve for potentially un-collectable accounts of $15,000.  Five customers accounted for approximately 61% of accounts receivable at March 31, 2011 and no one customer accounted for 23% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2011, we had outstanding common stock shares of 184,638,320 used in the calculation of basic earnings per share. Basic Weighted average common stock  shares and equivalents for the three months ended March 31, 2011, was 184,638,320. As of March 31, 2011, we had outstanding warrants to purchase 13,647,330 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 4,250,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2011, was 203,639,511.

Research and Development:

For the three months ended March 31, 2011 and 2010 respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

The North American Asset-Backed Securitization program and the accounts receivable factoring program were amended effective in the quarter ended July 2, 2010, such that sales of accounts receivable from these programs continue to be accounted for as sales of financial assets and are removed from the consolidated balance sheets. Cash received from the sale of accounts receivables under these programs, including amounts received for the beneficial interest that are paid upon collection of accounts receivables, are reported as cash provided by operating activities in the statement of cash flows (see Note 8).

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended, March 31, 2011 and 2010, we recognized $0 and $2,058, respectively, in share based amortization expense, due to the issuance of our options and warrants. We also had $0 in non-vested expense as of March 31, 2011to be recognized over the next year.  For the three months ended, March 31, 2011 and 2010 we also recognized $0 and $7,500 respectively in share based expense due to the authorization to issue 1,250,000 shares of common stock to key individuals, which were unissued as of March 31, 2011.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2010, we had a net operating loss carry forward of $(304,693) and a deferred tax asset of $103,596 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $103,596.

March 31, 2011
Deferred Tax Asset	$ 103,596
Valuation Allowance	(103,596)
Deferred Tax Asset (Net)	$ -

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	March 31, 2011	December 31, 2010
Raw Material	544,548	$513,345
Work in Process	154,641	101,092
Finished Goods	2,274	2,697
Total	701,463	617,134
Less Reserve for excess or obsolete inventory	(170,000)	(170,000)
Total Inventory	531,463	$ 447,134

4.  Property and Equipment

Property and equipment were comprised of the following at:

	March 31, 2011	December 31, 2010
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,888,740	1,888,740
Leasehold improvements	36,686	36,686
Total	1,958,984	1,958,984
Accumulated Depreciation	(1,853,618)	(1,845,319)
Net Fixed Assets	$ 105,366	$ 113,665

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.  Accrued Expenses

Accrued expenses were comprised of the following at:

	March 31, 2011	December 31, 2010

Accrued Wages	141,232	$ 195,936
Accrued Interest	2,680	2,400
Accrued Professional Fees	3,195	4,350
Accrued Other	4,056	7,960
Accrued Rent	59,190	59,190
Accrued Vacation	12,393	12,393
Total Accrued Expenses	$ 222,746	$ 282,229

6.  Capital Lease Obligations

None.

7. Notes Payable

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

As of March 31, 2011 The outstanding balance due to Farwest capital was $588,277.

Related Party – Notes payable

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard, our Vice President of Operations at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2011 the outstanding balance with accrued interest was $5,992.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard our Vice President of Operations at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2011 the outstanding balance with accrued interest was $5,875.

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month. Bijan Israel the managing member of B&S Development Group, LLC is also a managing member of KB Development Group, LLC..  KB Development Group is the largest shareholder of the company at 152,000,000 shares. As of December 31, 2010 the outstanding balance was $70,000. On February 17, 2010 the balance of this note was paid in full.

8.  Commitments and Contingencies

Operating Rental Leases

On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009.  The facility is approximately 19,701 square feet and located at 17475 Gillette, Irvine CA, 92614.

Year	Monthly Rent
1	$ 7,880
2	9,850
3	10,835
4	11,820
5	12,805

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Subsequently on March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commences on April 1, 2011 and continues through year five.

The amended lease has the following payments:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
1	7,880	7,880
2	9,850	10,650
3	10,835	11,715
4	11,820	12,780
5	12,805	13,845

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

During the three months ended March 31, 2011 we did not issue any capital stock.

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2011 there were 184,638,320 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights. There were also an additional 4,250,000 shares of common stock that were authorized but un-issued as of March 31, 2011, for key individuals.

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

Series C – Common Stock Warrants

We had 600,000 Series C Warrants issued and outstanding.  Each warrant gave the holder the right to purchase 1 shares of common stock (600,000 total shares) at $0.267 per share.  The Series C Warrants expired on November 5, 2010.

Series D – Common Stock warrants

We currently have 1,718,580 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 share of common stock (1,718,580 total shares) at $0.133 per share. The Series D Warrants expire on November 5, 2012.

For the year ended December 31, 2008 and 2009, we recognized share based compensation expense of  $14,403 and $8,232, respectively from the issuance of options and Warrants.

Series E – Common Stock warrants

Subsequently on April 8, 2011, we issued 3,000,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (3,000,000 total shares) at $0.05 per share. The Series E Warrants expire on April 8, 2016.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of March 31, 2011, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares), Due May 10, 2007. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008.  This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of March 31, 2011, the note had outstanding balance of zero.

Note Payable – related party.  This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of March 31, 2011, the note had outstanding balance of zero.

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners, LLC.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of March 31, 2011, the note had outstanding balance of zero.

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of March 31, 2011, the note had outstanding balance of zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2003	-		-
Granted	5,118,750	0.42	5,118,750	0.42
Exercised	-		-
Outstanding December 31, 2004	5,118,750	0.42	5,118,750	0.42
Granted	2,145,000	0.42	2,145,000	0.42
Exercised	-		-
Outstanding December 31, 2005	7,263,750	0.42	7,263,750	0.42
Granted	5,265,000	0.42	5,265,000	0.42
Exercised	-		-
Outstanding December 31, 2006	12,528,750	0.42	12,528,750	0.42
Granted	1,275,000	0.13	1,275,000	0.13
Exercised	-		-
Outstanding December 31, 2007	13,803,750	0.38	13,803,750	0.38
Granted	443,580	0.13	443,580	0.13
Exercised	-		-
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Expired C - Warrants	600,000	0.27	600,000	0.27
Exercised	-	-	-
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-
Outstanding March 31, 2011	13,647,330	0.38	13,647,330	0.38

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.62	5,964,375	$0.33
0.50	5,964,375	$0.50	1.13	5,964,375	$0.50
0.13	1,275,000	$0.13	1.6	1,275,000	$0.13
0.13	443,580	$0.13	1.6	443,580	$0.13
Total	13,647,330	$0.38		13,647,330	$0.38

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 2 % of the outstanding common shares of the company.  616,514 options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2010 we had a reduction in the outstanding stock options of 412,653 as a result of employee termination and forfeiture of the options.  As of March 31, 2011, there were 203,861 options outstanding and 3,488,905 options available for grant under this plan.

On February 8, 2007, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008, $2,657 for the year ended December 31, 2009 and $2,657 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of March 31, 2011 the balance of the outstanding options under this plan is 600,000. 300,000 were granted to John Bennett our Chief Financial Officer and 300,000 were granted to Linwood Goddard our Vice President of Quality.

On February 28, 2008 we granted stock options to John Bennett our Chief Financial Officer, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0.  As of March 31, 2011 the balance of the outstanding options under this plan is 300,000.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  Related Party Transactions

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month. Bijan Israel the managing member of B&S Development Group, LLC is also a managing member of KB Development Group, LLC..  KB Development Group is the largest shareholder of the company at 152,000,000 shares. As of December 31, 2010 the outstanding balance was $70,000. On February 17, 2010 the balance of this note was paid in full.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard, our Vice President of Operations at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2011 the outstanding balance with accrued interest was $5,992.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard our Vice President of Operations at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2011 the outstanding balance with accrued interest was $5,875.

On March 18, 2011 John Bennett our chief financial officer agreed to purchase 1,020,924 shares of our common stock from our former chief Executive officer Barrett Evens for $5,000. The shares were issued on April 15, 2011.

On March 18, 2011 Linwood Goddard our Vice President Quality agreed to purchase 1,020,924 shares of our common stock from our former chief Executive officer Barrett Evens for $5,000. The shares were issued on April 15, 2011.

On February 8, 2007, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008, $2,657 for the year ended December 31, 2009 and $2,657 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of March 31, 2011 the balance of the outstanding options under this plan is 600,000. 300,000 were granted to John Bennett our Chief Financial Officer and 300,000 were granted to Linwood Goddard our Vice President of Quality.

On February 28, 2008 we granted stock options to John Bennett our Chief Financial Officer, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0.  As of March 31, 2011 the balance of the outstanding options under this plan is 300,000.

Kambiz Mahdi our Chief Executive Officer owns Billet Electronics, which is a independent distributor of electronic components.  From time to time we purchase parts from Billet Electronics.  In addition, from time to time we provide assembly and value added services to Billet Electronics.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.  Subsequent Events

On April 8, 2011, we issued 3,000,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (3,000,000 total shares) at $0.05 per share. The Series E Warrants expire on April 8, 2016.

On April 1, 2011 we entered into a consulting agreement with Christian Hansen for a period of 1 year, for services relating to sales and business development.  As a result, on April 19, 2011 we issued 5,000,000 shares of its common stock as compensation at a price of .009 per share.

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

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently, we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, our Chairman and Chief Executive Officer, is the managing member of KB Development Group, LLC.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2011, we had a net profit of $24,729, a working capital surplus of $73,806 and a shareholder surplus of $207,902; we had an accumulated deficit of $(304,695) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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

Probe Manufacturing, Inc.
Condensed Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010

Sales	$ 906,313	$ 487,506
Cost of Goods Sold	647,552	336,150
Gross Profit	258,761	151,356

General And Administrative	217,656	124,900
Share Based Compensation	-	9,558
Net Profit / (Loss) From Operations	41,105	16,898

Other Income / (Expenses) - Net	3,845	(91)
Interest Expense	(20,221)	(650)
Net Profit / (Loss) Before Income Taxes	24,729	16,157
Income Tax Expense	-	-
Net Profit / (Loss)	$ 24,729	$ 16,157

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	Un-audited
	March 31,	December 31,
	2011	2010

Working Capital	$ 73,806	$ 44,385
Total Assets	1,405,939	994,964
Long term Debt	2,327	5,932
Stockholder Equity	$ 207,902	$ 183,175

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

Summary of Results:

For the three month period ended March 31, 2011, we had a net profit of $24,729 compared to net profit of $16,157 for the same period in 2010.

For the three months ended March 31, 2011, our revenue was $906,313 compared to $487,506 for the same period in 2010, due to increased orders within existing accounts and we added 6 new customers in 2010.

For the three months ended March 31, 2011, our administrative expense was $217,656 compared to $124,900 for the same period in 2010, mainly due to the fact that we had a large discount on our rent in the first quarter of 2010.

For the three months ended March 31, 2011, our operating income was $41,105 compared $16,898 for the same period in 2010.

Key performance indicators for the three months ended March 31:

	2011	2010
Inventory Turns	5.29	3.22
Days Sales in Backlog	228	184
Days Receivables Outstanding	51	26
Days Payables Outstanding	53	61

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2011. For the three months ended March 31, 2011, our inventory turns were 5.29 compared to 3.22 for the same period in 2010.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2011, days sales in backlog was 228 days compared to 184 days for the same period in 2010.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months period ended March 31, 2011, days receivables outstanding was 51 days compared to 26 days for the same period in 2010.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months period ended March 31, 2011, days payable outstanding was 53 days compared to 61 days for the same period in 2010.

Critical Accounting Policies and Basis of Presentation

Our accompanying condensed financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2011, we had a reserve for potentially un-collectable accounts of $15,000.  Five customers accounted for approximately 61% of accounts receivable at March 31, 2011 and no one customer accounted for 23% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2011, we had outstanding common stock shares of 184,638,320 used in the calculation of basic earnings per share. Basic Weighted average common stock  shares and equivalents for the three months ended March 31, 2011, was 184,638,320. As of March 31, 2011, we had outstanding warrants to purchase 13,647,330 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 4,250,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2011, was 203,639,511.

Research and Development:

For the three months ended March 31, 2011 and 2010 respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

Share Based Compensation

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended, March 31, 2011 and 2010, we recognized $0 and $2,058, respectively, in share based amortization expense, due to the issuance of our options and warrants. We also had $0 in non-vested expense as of March 31, 2011to be recognized over the next year.  For the three months ended, March 31, 2011 and 2010 we also recognized $0 and $7500 respectively in share based expense due to the authorization to issue 1,250,000 shares of common stock to key individuals, which were unissued as of March 31, 2011.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2010, we had a net operating loss carry forward of $(304,693) and a deferred tax asset of $103,596 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $103,596.

March 31, 2011
Deferred Tax Asset	$ 103,596
Valuation Allowance	(103,596)
Deferred Tax Asset (Net)	$ -

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Condensed Statement of Operations
for the three months ended March 31,
Percentage Based

	Un-Audited	Un-Audited
	2011	2010

Sales	100%	100%
Cost of Goods Sold	71%	69%
Gross Profit	29%	31%

General And Administrative	24%	26%
Share Based Compensation	0%	2%
Net Profit / (Loss) From Operations	5%	3%

Other Income / (Expenses) - Net	0%	0%
Interest Expense	-2%	0%
Net Profit / (Loss) Before Income Taxes	3%	3%
Income Tax Expense	0%	0%
Net Profit / (Loss)	3%	3%

Net Sales

For the three month period ended March 31, 2011, our revenue was $906,313 compared to $487,506 for the same period in 2010.

Major Customers

Our top five customers accounted for approximately 61% of our net sales for the three month period ended March 31, 2011, compared to 68%, for the same period in 2010. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three month period ended March 31, 2011, our gross profits were 29% and 31% in the same period in 2010. This was caused primarily due to increased overtime in the first quarter of 2010 to meet the increased production demand..

For the three month period ended March 31, 2011, our cost of goods sold was 71% compared to 69% for the same period in 2010, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the three month period ended March 31, 2011, our SG&A expense was 24% compared to 26% for the same period in 2010.  This decrease is primarily due to the increase in revenue.  Although the percentage has decreased from the previous year the dollar amount of fixed expenses has increased due to the increase in rent and salaries.

Net Income/ (Loss) from operations

For the three month period ended March 31, 2011, our net income from operations was 5% compared to a 3% for the same period in 2010.

For the three month period ended March 31, 2011, our interest expense was ($20,221) compared to ($650) for the same period in 2010, this was to due to the interest generated from our accounts receivable financing line referenced in Note 7.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31,

	Un-audited	Un-audited
	2011	2010
Net Cash provided / (Used) In Operating Activities	$ 228,535	$ 71,042
Cash Flows Used In Investing Activities	-	(30,594)
Cash Flows Provided / (used) By Financing Activities	(122,502)	(40,448)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 106,033	$ -

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

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2011	2012	2013
Notes - Payable	$7000	$4,500	$ 0
Total	$ 7000	$4,500	$ 0

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 31, 2011, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2011, we had a net profit of $24,729, a working capital surplus of $73,806 and a shareholder surplus of $207,902; we had an accumulated deficit of $(304,695) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of March 31, 2011, we had current liabilities of $1,195,710. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 16, 2011

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 16, 2011

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

________________________

*Filed herewith.

**Furnished herewith.