Form 10-Q
period 2011-06-30
Probe Manufacturing Inc
filed 2011-08-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                ☑  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              ☐ Yes ☑ No

    As of August 15, 2011 there were 195,888,320 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2011 and the related statements of operations and cash flows for the six month period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 15, 2011

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-audited
	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$ 29,990	$ —
Accounts receivable - net	691,045	403,109
Inventory	555,245	447,133
Total Current Assets	1,276,280	850,242

Property And Equipment - Net	96,967	113,665

Notes receivable	11,000	11,000
Other Assets	93,533	20,057
Total Assets	$ 1,477,780	$ 994,964

Liabilities And Stockholders Equity
Current Liabilities:
Bank overdraft	$ —	$ 47,502
Accounts payable - trade	347,634	383,989
Customer Deposits	23,139	13,737
Accrued Expenses	231,178	282,229
Notes Payable - Line of Credit	561,482	—
Notes Payable - Related Party	—	70,000
Notes Payable - Current	9,332	8,400
Total Current Liabilities	1,172,765	805,857
Long-Term Debt:
Notes Payable - Related Party	9,332	14,332
Less Current portion of Long Term Debt	(9,332)	(8,400)
Net Long-Term Debt	—	5,932
Total Liabilities	1,172,765	811,789

Stockholders Equity
Shares to be issued	—	21,250
Common stock, $.001 par value; 400,000,000 shares authorized; 195,888,320 and 184,638,320 shares issued and outstanding respectively	195,888	184,638
Additional paid-in capital	381,609	306,709
Accumulated deficit	(272,482)	(329,422)
Total Stockholders Equity	305,015	183,175
Total Liabilities And Stockholders Equity	$ 1,477,780	$ 994,964

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2011	2010	2011	2010

Sales	$ 1,164,312	$ 754,170	$ 2,070,625	$ 1,241,676
Cost Of Goods Sold	821,584	567,670	1,487,083	903,820
Gross Profit	342,728	186,500	583,542	337,856

General And Administrative	266,948	156,939	466,657	281,839
Share Based Compensation	16,092	5,427	16,092	14,985
Net Profit / (Loss) From Operations	59,688	24,134	100,793	41,032

Other Income / (Expenses)	5,072	190,889	8,917	190,798
Interest Expense	(32,548)	(650)	(52,770)	(1,300)
Net Profit / (Loss) Before Income Taxes	32,212	214,373	56,940	230,530
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 32,212	$ 214,373	$ 56,940	$ 230,530

Per Share Information:
Basic weighted average number
of common shares outstanding	189,179,529	184,638,320	186,921,469	184,638,320

Net Profit / (Loss) per common share	$ 0.0002	$ 0.0012	$ 0.0003	$ 0.0012

Per Share Information:
Diluted, weighted average number
of common shares outstanding	206,930,720	199,989,511	204,574,587	199,989,511

Diluted, Net Profit / (Loss) per common share	$ 0.0002	$ 0.0011	$ 0.0003	$ 0.0012

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,

	Un-Audited	Un-Audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 56,940	$ 230,530
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,698	15,426
Share based compensation	16,092	14,985
Gain on CIT Settlement	—	(190,960)
Stock issued for Services	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(287,936)	(180,006)
(Increase) decrease in inventory	(108,112)	(67,961)
(Increase) decrease in other assets	(24,668)	6,750
(Decrease) increase in accounts payable	(36,355)	202,491
(Decrease) increase in customer deposits	9,402	(10,220)
(Decrease) increase in advances line of credit	561,482	—
Other (Decrease) increase in accrued expenses	(51,051)	70,093
Net Cash provided / (Used) In Operating Activities	152,492	91,128

Cash Flows from Investing Activities
Disposed of Property and equipment	—	(43,207)
Cash Flows Used In Investing Activities	—	(43,207)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(47,502)	(47,921)
Payments on capital lease settlement obligations	-	(70,000)
Proceeds / (Payments) on notes payable	(75,000)	70,000
Cash Flows Provided / (used) By Financing Activities	(122,502)	(47,921)

Net (Decrease) Increase in Cash and Cash Equivalents	29,990	—

Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$ 29,990	$ —

Supplemental Information:
Interest Paid	$ 52,169	$ 1,567

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. We provide a range of engineering, manufacturing and business services to companies who design and market electronic products, original equipment manufacturers (OEMs). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, flexible and high quality manufacturing services. We utilize global partnerships and manufacturing scale to secure the best cost and material availability providing both easy on shore access with local program management during product conceptualization and offshore volume manufacturing. The services that we provide are commonly referred to as electronics manufacturing services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly and fully integrated box build systems for high complexity electronics.

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently, we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, our Chairman and Chief Executive Officer, is the managing partner of KB Development Group, LLC.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the six months ended June 30, 2011, we had a net profit of $56,940, a working capital surplus of $103,515 and a shareholder surplus of $305,015; we had an accumulated deficit of $(272,482), our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) utilization of global sourcing to secure cost savings and parts availability; (ii) customer centric program management teams through our local factory supporting multi-million dollar relationships; (iii) strategic partnerships with innovative technology start-ups, in return for manufacturing rights and equity;  (iv) new sales and expansion of service offerings into cable, plastics and sheet metal; and (v) mergers and acquisitions.

Our future success is likely dependent on our ability to sustain profitable growth and attain additional capital to support growth. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90 days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company in an aggregate amount up to and not to exceed $250,000.00 from time to time during the term of the Rider and upon our request which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our eligible inventory as defined in the Rider, as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider.  Eligible inventory will be valued at the lower of cost or market value.

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

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

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

Accounts Receivable

We grant credit to its customers located within the United States and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2011, we had a reserve for potentially un-collectable accounts of $26,000.  Five customers accounted for approximately 63% of accounts receivable at June 30, 2011 and one customer accounted for 32% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-off related to these trade accounts has been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of June 30, 2011, we had outstanding common stock shares of 195,888,320 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the six months ended June 30, 2011, were 186,921,469. As of June 30, 2011, we had outstanding warrants to purchase 16,647,330 additional common stock shares and options to purchase 1,103,861 additional common stock shares, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the six months ended June 30, 2011, was 204,574,587.

Research and Development:

For the three and six months ended June 30, 2011 and 2010 respectively, we expensed zero for research and development.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the  six months ended, June 30, 2011 and 2010, we recognized $0 and $2,058, respectively, in share based amortization expense, due to the issuance of our stock options. We also had $0 in non-vested expense as of June 30, 2011to be recognized over the next year. For the six months ended, June 30, 2011 we also recognized $9,492 in share based expense due to the issuance of common stock and $6,600 in share based expense due to the issuance of warrants.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30,, 2011, we had a net operating loss carry forward of $(272,482) and a deferred tax asset of $92,586 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $92,586

As of June 30, 2011
Deferred Tax Asset	$ 92,644
Valuation Allowance	(92,644)
Deferred Tax Asset (Net)	$ —

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	June 30, 2011	December 31, 2010
Raw Material	611,088	$513,345
Work in Process	111,878	101,092
Finished Goods	2,279	2,697
Total	725,245	617,134
Less Reserve for excess or obsolete inventory	(170,000)	(170,000)
Total Inventory	555,245	$ 447,134

4.  Property and Equipment

Property and equipment were comprised of the following as of:

	June 30, 2011	December 31, 2010
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,888,740	1,888,740
Leasehold improvements	36,686	36,686
Total	1,958,984	1,958,984
Accumulated Depreciation	(1,853,618)	(1,845,319)
Net Fixed Assets	$ 105,366	$ 113,665

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.  Accrued Expenses

Accrued expenses were comprised of the following at:

	June 30, 2011	December 30, 2010

Accrued Wages	$ 138,655	$ 195,936
Accrued Interest	2,982	2,400
Accrued Professional Fees	500	4,350
Accrued Other	2,519	7,960
Accrued Rent	58,190	59,190
Accrued Vacation	28,332	12,393
Total Accrued Expenses	$ 231,178	$ 282,229

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

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90 days prior written notice or without notice upon and during the continuance of an event of default.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed $250,000.00 from time to time during the term of the Rider and upon our request, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our eligible inventory as defined in the Rider, as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider. Eligible inventory will be valued at the lower of cost or market value.

As of June 30, 2011 the outstanding balance due to FWC was $561,482.

Related Party – Notes payable

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14. As of June 30, 2011 the outstanding balance with accrued interest was $5,992.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14. As of June 30, 2011 the outstanding balance with accrued interest was $5,875.

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC. The term of this note is four month due on October 23, 2010 with an interest rate of 15.00% per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month. Bijan Israel the managing member of B&S Development Group, LLC and is also a managing member of KB Development Group, LLC. KB Development Group, LLC is the largest shareholder of the company, which owns 152,000,000 shares of our common stock. As of December 31, 2010 the outstanding balance was $70,000. On February 17, 2010 the balance of this note was paid in full.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Subsequently on March 28, 201,1 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commenced on April 1, 2011 and continues through year five.

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

9.  Capital Stock Transactions

During the six months ended June 30, 2011 we had the following capital stock transactions:

On April 19, 2011 we issued 5,000,000 shares of common stock for consulting services

On June 9, 2011 we issued 1,000,000 shares of common stock for consulting services.

On June 26, 2011 we issued 500,000 shares of common stock for advisor to the Board of Director fees for April 2011 thru March 2012.

On June 26, 2011 we issued 1,250,000 shares of common stock for consulting services for 201, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 1,000,000 shares of common stock for legal services for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 1,000,000 shares of common stock to John Bennett our chief financial officer as additional compensation for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 1,000,000 shares of common stock to Linwood Goddard our vice president of operations as additional compensation for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 500,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 thru March 2012.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2011 there were 195,888,320 shares of common stock issued and outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Series E – Common Stock warrants

On April 8, 2011, we issued 3,000,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (3,000,000 total shares) at $0.05 per share. The Series E Warrants expire on April 8, 2016, as a result we recognized $6,600 in share based expense.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of June 30, 2011, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares), Due May 10, 2007. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008. This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of June 30, 2011, the note had outstanding balance of zero.

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of June 30, 2011, the note had outstanding balance of zero.

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners, LLC.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of June 30, 2011, the note had outstanding balance of zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of June 30, 2011, the note had outstanding balance of zero.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	—	—	—	—
Expired C - Warrants	600,000	0.27	600,000	0.27
Exercised	—	—	—	—
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	3,000,000	0.05	3,000,000	0.05
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding June 30, 2011	16,647,330	0.32	16,647,330	0.32

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$0.33	5,964,375	$0.33	0.37	5,964,375	$0.33
$0.50	5,964,375	$0.50	0.88	5,964,375	$0.50
$0.13	1,275,000	$0.13	1.35	1,275,000	$0.13
$0.13	443,580	$0.13	1.35	443,580	$0.13
$0.05	3,000,000	$0.05	4.77	3,000,000	$0.05
Total	16,647,330	$0.32		16,647,330	$0.32

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 2 % of the outstanding common shares of the company.  616,514 options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2010 we had a reduction in the outstanding stock options of 412,653 as a result of employee termination and forfeiture of the options.  As of June 30, 2011, there were 203,861 options outstanding and 3,713,905 options available for grant under this plan.

On February 8, 2007, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008, $2,657 for the year ended December 31, 2009 and $2,657 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of June 30, 2011 the balance of the outstanding options under this plan is 600,000. 300,000 were granted to John Bennett our Chief Financial Officer and 300,000 were granted to Linwood Goddard our Vice President of Quality.

On February 28, 2008 we granted stock options to John Bennett our Chief Financial Officer, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors.  These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.  As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008, $5,576 for the year ended December 31, 2009 and $2,786 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0.  As of June 30, 2011 the balance of the outstanding options under this plan is 300,000.

Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan

As of June 30, 2011 we have not issued any options or shares pursuant to our 2011 Omnibus Incentive Plan.

On April 19, 2011 we issued 5,000,000 shares of common stock for consulting services

On June 26, 2011 we issued 1,000,000 shares of common stock for legal services for 2010, these shares were previously accrued and to be issued.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  Related Party Transactions

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of 15.00% per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month. Bijan Israel the managing member of B&S Development Group, LLC and is also a managing member of KB Development Group, LLC. KB Development Group is the largest shareholder of the company at 152,000,000 shares. As of December 31, 2010 the outstanding balance was $70,000. On February 17, 2010 the balance of this note was paid in full.

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14.  As of June 30, 2011 the outstanding balance with accrued interest was $5,992.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14.  As of June 30, 2011 the outstanding balance with accrued interest was $5,875.

On March 18, 2011 John Bennett, our Chief Financial Officer, agreed to purchase 1,020,924 shares of our common stock from our former Chief Executive Officer, Barrett Evens, for $5,000. The shares were transferred on April 15, 2011.

On March 18, 2011 Linwood Goddard, our Vice President Quality, agreed to purchase 1,020,924 shares of our common stock from our former Chief Executive Officer, Barrett Evens for $5,000. The shares were transferred on April 15, 2011.

On February 8, 2007, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.173 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008, $2,657 for the year ended December 31, 2009 and $2,657 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of June 30, 2011 the balance of the outstanding options under this plan is 600,000. 300,000 were granted to John Bennett, our Chief Financial Officer, and 300,000 were granted to Linwood Goddard, our Vice President of Quality.

On February 28, 2008 we granted stock options to John Bennett, our Chief Financial Officer, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008; $5,576 for the year ended December 31, 2009; and $2,786 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of June 30, 2011 the balance of the outstanding options under this plan is 300,000.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is an independent distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition, from time to time we provide assembly and value added services to Billet Electronics.

On June 26, 2011 we issued 1,000,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 1,000,000 shares of common stock to Linwood Goddard, our Vice President of Operations, as additional compensation for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 500,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 through March 2012.

11.  Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. We provide a range of engineering, manufacturing and business services to companies who design and market electronic products, original equipment manufacturers (OEMs). Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, agile, flexible and high quality manufacturing services. We utilize global partnerships and manufacturing scale to secure the best cost and material availability providing both easy on shore access with local program management during product conceptualization and offshore volume manufacturing. The services that we provide are commonly referred to as electronics manufacturing services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

On June 17, 2009, we entered into a stock purchase agreement with KB Development Group, LLC to sell 152,000,000 shares of our common stock for $120,000. Concurrently, we entered into settlement agreements with each of our note holders to settle the outstanding notes payable for $120,000 and the assumption of a $10,000 note by Solar Masters. Between July 13, 2009 and July 27, 2009 all of the notes were paid and settled, which resulted in a realized gain of $708,708 and a reduction in our notes payable of $840,203. Kambiz Mahdi, our Chairman and Chief Executive Officer, is a managing member of KB Development Group, LLC.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the six months ended June 30, 2011, we had a net profit of $56,940, a working capital surplus of $103,515 and a shareholder surplus of $305,015; we had an accumulated deficit of $(272,482) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

Selected Financial Data

The following selected historical unaudited financial information of Probe Manufacturing, Inc. has been derived from the historical results and are not necessarily indicative of future results. The following table is qualified by reference to and should be read in conjunction with Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying financial statements and the notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2011	2010	2011	2010

Sales	$ 1,164,312	$ 754,170	$ 2,070,625	$ 1,241,676
Cost Of Goods Sold	821,584	567,670	1,487,083	903,820
Gross Profit	342,728	186,500	583,542	337,856

General And Administrative	266,948	156,939	466,657	281,839
Share Based Compensation	16,092	5,427	16,092	14,985
Net Profit / (Loss) From Operations	59,688	24,134	100,793	41,032

Other Income / (Expenses)	5,072	190,889	8,917	190,798
Interest Expense	(32,548)	(650)	(52,770)	(1,300)
Net Profit / (Loss) Before Income Taxes	32,212	214,373	56,940	230,530
Income Tax Expense	—	—	—	—
Net Profit / (Loss)	$ 32,212	$ 214,373	$ 56,940	$ 230,530

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	Un-audited
	June 30,	December 31,
	2011	2010

Working Capital	$ 103,515	$ 44,385
Total Assets	1,477,780	994,964
Long term Debt	—	5,932
Stockholder Equity	$ 305,015	$ 183,175

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

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by us with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date. The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 90 days prior written notice or without notice upon and during the continuance of an event of default.

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider, as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider. Eligible inventory will be valued at the lower of cost or market value.

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

Summary of Results:

For the three and six months ended June 30, 2011, we had a net profit of $56,940 compared to a net profit of $230,530 for the same period in 2010, however, included in the results for 2010 was a one time gain on the settlement of the CIT lease of 190,960.

For the three and six months ended June 30, 2011, our revenue was $2,070,625 compared to $1,241,676 for the same period in 2010, due to increased orders within existing accounts and the addition of 6 new customers.

For the three and six months ended June 30, 2011, our administrative expense was $482,749 compared to $296,824 for the same period in 2010, mainly due to the fact that we had a large discount on our rent in the first quarter of 2010.

For the three and six months ended June 30, 2011, our operating income was $100,973 compared $41,032 for the same period in 2010.

Key performance indicators for the six months ended June 30:

	2011	2010
Inventory Turns	5.42	4.14
Days Sales in Backlog	226	140
Days Receivables Outstanding	48	28
Days Payables Outstanding	50	65

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2011. For the six months ended June 30, 2011, our inventory turns were 5.42 compared to 4.14 for the same period in 2010.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the six months ended June 30, 2011, days sales in backlog was 226 days compared to 140 days for the same period in 2010.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the six months ended June 30, 2011, days receivables outstanding was 48 days compared to 28 days for the same period in 2010.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the six months ended June 30, 2011, days payable outstanding was 50 days compared to 65 days for the same period in 2010.

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

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on June 30, 2011.

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

Accounts Receivable

We grant credit to its customers located within the United States; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2011, we had a reserve for potentially un-collectable accounts of $26,000. Five customers accounted for approximately 63% of accounts receivable at June 30, 2011 and no one customer accounted for 32% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit/(Loss) per Common Share

Basic profit/(loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding. As of June 30, 2011, we had outstanding common stock shares of 195,888,320 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the six months ended June 30, 2011, were 186,921,469. As of June 30, 2011, we had outstanding warrants to purchase 16,647,330 additional common stock shares and options to purchase 1,103,861 additional common stock shares, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the six months ended June 30, 2011, was 204,574,587.

Research and Development:

For the three and six months ended June 30, 2011 and 2010 respectively, we expensed zero for research and development.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the six months ended, June 30, 2011 and 2010, we recognized $0 and $2,058, respectively, in share based amortization expense, due to the issuance of our stock options. We also had $0 in non-vested expense as of June 30, 2011to be recognized over the next year.  For the six months ended, June 30,  we also recognized $9,492 in share based expense due to the issuance of common stock and $6,600 in share based expense due to the issuance of warrants.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2011, we had a net operating loss carry forward of $(272,482) and a deferred tax asset of $92,586 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $92,586

As of June 30, 2011
Deferred Tax Asset	$ 92,644
Valuation Allowance	(92,644)
Deferred Tax Asset (Net)	$ —

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2, “Summary of Accounting Policies” of the notes to our accompanying financial statements.

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2011	2010	2011	2010

Sales	100%	100%	100%	100%
Cost Of Goods Sold	71%	75%	72%	73%
Gross Profit	29%	25%	28%	27%

General And Administrative	23%	21%	23%	23%
Share Based Compensation	1%	1%	1%	1%
Net Profit / (Loss) From Operations	5%	3%	5%	3%

Other Income / (Expenses)	0%	25%	0%	15%
Interest Expense	-3%	0%	-3%	0%
Net Profit / (Loss) Before Income Taxes	3%	28%	3%	19%
Income Tax Expense	0%	0%	0%	0%
Net Profit / (Loss)	3%	28%	3%	19%

Net Sales

For the three month period ended June 30, 2011, our revenue was $1,164,312 compared to $754,170 for the same period in 2010.

Major Customers

Our top five customers accounted for approximately 66% of our net sales for the three month period ended June 30, 2011, compared to 57%, for the same period in 2010. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three month period ended June 30, 2011, our gross profits were 29% and 25% in the same period in 2010. This was caused primarily due to increased overtime in the first quarter of 2010 to meet the increased production demand.

For the three month period ended June 30, 2011, our cost of goods sold was 71% compared to 75% for the same period in 2010, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the three month period ended June 30, 2011, our SG&A expense was 24% compared to 22% for the same period in 2010.

Net Income/ (Loss) from operations

For the three month period ended June 30, 2011, our net income from operations was 5% compared to a 3% for the same period in 2010.

For the three month period ended June 30, 2011, our interest expense was ($32,548) compared to ($650) for the same period in 2010, this was to due to the interest generated from our accounts receivable financing line referenced in Note 7.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the six months ended June 30,

	Un-audited	Un-audited
	2011	2010
Net Cash provided / (Used) In Operating Activities	$ 152,492	$ 91,128
Cash Flows Used In Investing Activities	—	(43,207)
Cash Flows Provided / (used) By Financing Activities	(122,502)	(47,921)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 29,990	$ —

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

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company in an aggregate amount up to and not to exceed $250,000.00 from time to time during the term of the Rider and upon our request, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider, as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The balance cap percentage shall be 25% after 120 days from date of the Rider. Eligible inventory will be valued at the lower of cost or market value.

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2011	2012	2013
Notes - Payable	$10,000	$0	$ 0
Total	$ 10,000	$0	$ 0

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2011 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the  six months ended June 30, 2011, we had a net profit of $56,940, a working capital surplus of $103,515 and a shareholder surplus of $305,015; we had an accumulated deficit of $(272,482) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2011, we had current liabilities of $1,172,765. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 15, 2011

_______________________

(principal executive officer)

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 15, 2011

_______________________

(principal financial and

John Bennett

account officer)

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

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.