Form 10-Q
period 2011-09-30
Probe Manufacturing Inc
filed 2011-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

                              ☐ Yes ☑ No

As of November 14, 2011 there were 198,159,056 shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of September 30, 2011 and the related statements of operations and cash flows for the three and nine month period ended

September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/William T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

Woodstock, Georgia

November 14, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-audited
	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$ 29,275	$ -
Accounts receivable – net	761,583	403,109
Inventory	690,929	447,133
Total Current Assets	1,481,787	850,242

Property And Equipment – Net	123,667	113,665

Notes receivable	11,000	11,000
Other Assets	64,374	20,057
Total Assets	$ 1,680,828	$ 994,964

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ -	$ 47,502
Accounts payable – trade	488,099	383,989
Customer Deposits	23,139	13,737
Accrued Expenses	186,337	282,229
Notes Payable - Line of Credit	618,372	-
Notes Payable - Related Party	-	70,000
Notes Payable - Current	9,332	8,400
Total Current Liabilities	1,325,279	805,857
Long-Term Debt:
Notes Payable	9,332	14,332
Less Current portion of Long Term Debt	(9,332)	(8,400)
Net Long-Term Debt	-	5,932
Total Liabilities	1,325,279	811,789

Stockholders’ Equity
Shares to be issued	-	21,250
Common stock, $.001 par value; 400,000,000 shares authorized; 196,909,320 and 184,638,320 shares issued and outstanding respectively	196,909	184,638
Additional paid-in capital	391,483	306,709
Accumulated deficit	(232,843)	(329,422)
Total Stockholders' Equity	355,549	183,175
Total Liabilities And Stockholders' Equity	$ 1,680,828	$ 994,964

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2011	2010	2011	2010

Sales	$ 1,228,068	$ 763,561	$ 3,298,692	$ 2,005,237
Cost Of Goods Sold	827,134	536,702	2,248,021	1,425,580
Gross Profit	400,934	226,859	1,050,671	579,657

General And Administrative	292,456	201,481	818,246	498,423
Share Based Compensation	15,658	6,045	31,895	21,030
Net Profit / (Loss) From Operations	92,820	19,333	200,530	60,204

Other Income / (Expenses)	-	-	2,000	190,960
Interest Expense	(38,544)	(6,650)	(91,313)	(7,950)
Net Profit / (Loss) Before Income Taxes	54,276	12,683	111,217	243,214
Income Tax Expense	14,638	-	14,638	-
Net Profit / (Loss)	$ 39,638	$ 12,683	$ 96,579	$ 243,214

Per Share Information:
Basic weighted average number
of common shares outstanding	196,532,104	184,638,320	190,160,218	184,638,320

Net Profit / (Loss) per common share	$ 0.0002	$ 0.0001	$ 0.0005	$ 0.0013

Per Share Information:
Diluted, weighted average number
of common shares outstanding	214,283,295	203,239,511	207,846,386	203,239,511

Diluted, Net Profit / (Loss) per common share	$ 0.0002	$ 0.0001	$ 0.0005	$ 0.0012

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 96,579	$ 243,214
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,226	23,727
Share based compensation	31,895	4,779
Gain on CIT Settlement	-	(190,960)
Stock issued for Services	-	16,250
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(358,474)	(241,077)
(Increase) decrease in inventory	(243,796)	327
(Increase) decrease in other assets	(15,417)	3,013
(Decrease) increase in accounts payable	104,110	151,854
(Decrease) increase in customer deposits	9,402	(2,649)
(Decrease) increase in advances line of credit	618,372	-
Other (Decrease) increase in accrued expenses	(95,894)	67,503
Net Cash provided / (Used) In Operating Activities	174,003	75,981

Cash Flows from Investing Activities
Purchase property plant and equipment	(22,226)	(46,397)
Cash Flows Used In Investing Activities	(22,226)	(46,397)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(47,502)	(28,916)
Payments on capital lease settlement obligations	-	(70,000)
Proceeds / (Payments) on notes payable	(75,000)	69,332
Cash Flows Provided / (used) By Financing Activities	(122,502)	(29,584)

Net (Decrease) Increase in Cash and Cash Equivalents	29,275	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 29,275	$ -

Supplemental Information:
Interest Paid	$ 88,331	$ 3,000

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the nine months ended September 30, 2011, we had a net profit of $96,579, a working capital surplus of $156,508 and a shareholder surplus of $355,549; we had an accumulated deficit of $(232,843), our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2011, we had a reserve for potentially un-collectable accounts of $26,000.  Five customers accounted for approximately 67% of accounts receivable at September 30, 2011 and one customer accounted for 29% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-off related to these trade accounts has been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of September 30, 2011, we had outstanding common stock shares of 196,909,056 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the nine months ended September 30, 2011, were 190,160,218. As of September 30, 2011, we had outstanding warrants to purchase 16,647,330 additional common stock shares and options to purchase 1,103,861 additional common stock shares, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the nine months ended September 30, 2011, was 207,846,386.

Research and Development:

For the nine months ended September 30, 2011 we expensed $0 for research and development.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended, September 30, 2011 and 2010, we recognized $0 and $4,779, respectively, in share based amortization expense, due to the issuance of our stock options. We also had $0 in non-vested expense as of September 30, 2011 to be recognized over the next year. For the nine months ended, September 30, 2011 we also recognized $31,895 in share based expense due to the issuance of common stock and $6,600 in share based expense due to the issuance of warrants.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2011, we had a net operating loss carry forward of $(232,843) and a deferred tax asset of $79,167 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $79,167.

September 30, 2011
Deferred Tax Asset	$ 79,167
Valuation Allowance	(79,167)
Deferred Tax Asset (Net)	$ -

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	September 30, 2011	December 31, 2010
Raw Material	685,350	$513,345
Work in Process	173,433	101,092
Finished Goods	2,146	2,697
Total	860,929	617,134
Less Reserve for excess or obsolete inventory	(170,000)	(170,000)
Total Inventory	690,929	$ 447,134

4.  Property and Equipment

Property and equipment were comprised of the following as of:

	September 30, 2011	December 31, 2010
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,925,966	1,888,740
Leasehold improvements	36,686	36,686
Total	1,996,210	1,958,984
Accumulated Depreciation	(1,872,543)	(1,845,319)
Net Fixed Assets	$ 123,667	$ 113,665

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.  Accrued Expenses

Accrued expenses were comprised of the following at:

	September 30, 2011	December 30, 2010

Accrued Wages	$ 75,313	$ 195,936
Accrued Interest	2,982	2,400
Accrued Professional Fees	4,500	4,350
Accrued Other	4,384	7,960
State Income Tax Payable	14,638	-
Accrued Rent	56,190	59,190
Accrued Vacation	28,330	12,393
Total Accrued Expenses	$ 186,337	$ 282,229

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

As of September 30, 2011 the outstanding balance due to FWC was $618,372.

Notes payable

Note Payable – related party. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14. As of September 30, 2011 the outstanding balance with accrued interest was $4,666.

Note Payable – related party. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard, our Vice President of Operations, at a 12.00% interest rate per annum, with a 36-month amortization and monthly payments of $334.14. As of September 30, 2011 the outstanding balance with accrued interest was $4,666.

Related Party – Notes payable

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

9.  Capital Stock Transactions

During the nine months ended September 30, 2011 we had the following capital stock transactions:

On April 19, 2011 we issued 5,000,000 shares of common stock for consulting services

On June 9, 2011 we issued 1,000,000 shares of common stock for consulting services.

On June 26, 2011 we issued 500,000 shares of common stock for advisor to the Board of Director fees for April 2011 thru March 2012.

On June 26, 2011 we issued 1,250,000 shares of common stock for consulting services for 2010, these shares were previously accrued and to be issued.

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

On June 26, 2011 we issued 500,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 thru March 2012.

On July 15, 2011 we issued 20,736 shares of common stock in lieu of compensation.

On August 3, 2011 we issued 1,000,000 shares of common stock for consulting services.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2011 there were 196,909,320 shares of common stock issued and outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock. On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all preferred stock has been converted into common stock and there were no outstanding preferred shares as of September 30, 2011.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants Activity for the Period and Summary of Outstanding Warrants

On April 2, 2008, the following notes were converted and series D warrants were issued:

Note Payable – This Note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 15.00% per annum, payable to Hoa Mai.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $1,661 and a balloon payment of $27,505 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 13, 2009 this note was settled in full for $2,605 and recognized a gain of $7,002. As of September 30, 2011, the note had outstanding balance of zero.

Note Payable - dated March 10, 2006 – related party, special use, line of credit in the amount of $45,000, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our common stock shares), Due May 10, 2007. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $1,001 and a balloon payment of $16,588 on April 15, 2008. This note is payable to Reza Zarif.  The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $3,585 and recognized a gain of $9,636. As of September 30, 2011, the note had outstanding balance of zero.

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company. Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to Rufina Paniego. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, 12.00% interest rate, with a 36 month amortization, monthly payments of $2,491 and a balloon payment of $39,759 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $10,563 and recognized a gain of $28,388. As of September 30, 2011, the note had outstanding balance of zero.

Note Payable – related party. This note was an operating line of credit, secured by the assets of the Company.  Borrowings under this line of credit were at an interest rate of 20.00% per annum (12.00% paid in cash and 8.00% paid in our common stock shares) per annum, payable to eFund Capital Partners, LLC.  This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $4,982 and a balloon payment of $82,516 on April 15, 2008.. The note was extended by 18 months, with an interest rate of 13.00% per annum.  The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $0 and recognized a gain of $81,879. As of September 30, 2011, the note had outstanding balance of zero.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS   – (Continued)

Note Payable – related party, unsecured, 20.00% interest per annum (10.00% paid in cash and 10.00% paid in our company stock shares) due on May 10, 2007, Payable to Reza Zarif. This note was converted to a term note payable, with an effective date of December 31, 2006, un-secured, at 12.00% interest rate, with a 36 month amortization, monthly payments of $7,871 and a balloon payment of $130,366 on April 15, 2008. The note was extended by 18 months, with an interest rate of 13.00% per annum. The holder was also issued 3 series D Warrants for every $2.00 of outstanding note balance on that date. On July 27, 2009 this note was settled in full for $34,583 and recognized a gain of $92,941. As of September 30, 2011, the note had outstanding balance of zero.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Expired C – Warrants	600,000	0.27	600,000	0.27
Exercised	-	-	-
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	3,000,000	0.05	3,000,000	0.05
Expired	-	-	-	-
Exercised	-	-	-
Outstanding September 30, 2011	16,647,330	0.32	16,647,330	0.32

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33	5,964,375	$0.33	0.12	5,964,375	$0.33
0.50	5,964,375	$0.50	0.63	5,964,375	$0.50
$0.13	1,275,000	$0.13	1.10	1,275,000	$0.13
0.13	443,580	$0.13	1.10	443,580	$0.13
0.05	3,000,000	$0.05	4.52	3,000,000	$0.05
Total	16,647,330	$0.32		16,647,330	$0.32

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 2 % of the outstanding common shares of the company.  616,514 options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2010 we had a reduction in the outstanding stock options of 412,653 as a result of employee termination and forfeiture of the options.  As of September 30, 2011, there were 203,861 options outstanding and 3,713,905 options available for grant under this plan.

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

Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan

As of September 30, 2011 we have issued 6.000,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

On February 28, 2008 we granted stock options to John Bennett, our Chief Financial Officer, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for the year ended December 31, 2008; $5,576 for the year ended December 31, 2009; and $2,786 for the year ended December 31, 2010, with a balance to be expensed over the next year of $0. As of September 30, 2011 the balance of the outstanding options under this plan is 300,000.

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

On June 26, 2011 we issued 500,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 through March 2012.

11.  Subsequent Events

On October 1, 2011 we issued 1,250,000 shares of common stock for consulting services.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the nine months ended September 30, 2011, we had a net profit of $96,579 a working capital surplus of $156,808 and a shareholder surplus of $355,549; we had an accumulated deficit of $(232,843) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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
September 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2011	2010	2011	2010

Sales	$ 1,228,068	$ 763,561	$ 3,298,692	$ 2,005,237
Cost Of Goods Sold	827,134	536,702	2,248,021	1,425,580
Gross Profit	400,934	226,859	1,050,671	579,657

General And Administrative	292,456	201,481	818,246	498,423
Share Based Compensation	15,658	6,045	31,895	21,030
Net Profit / (Loss) From Operations	92,820	19,333	200,530	60,204

Other Income / (Expenses)	-	-	2,000	190,960
Interest Expense	(38,544)	(6,650)	(91,313)	(7,950)
Net Profit / (Loss) Before Income Taxes	54,276	12,683	111,217	243,214
Income Tax Expense	14,638	-	14,638	-
Net Profit / (Loss)	$ 39,638	$ 12,683	$ 96,579	$ 243,214

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	Un-audited
	September 30,	December 31,
	2011	2010

Working Capital	$ 156,508	$ 44,385
Total Assets	1,680,828	994,964
Long term Debt	-	5,932
Stockholder Equity	$ 355,549	$ 183,175

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

Summary of Results:

For the three and nine months ended September 30, 2011, we had a net profit of $96,579 compared to a net profit of $243,514 for the same period in 2010, however, included in the results for 2010 was a one time gain on the settlement of the CIT lease of 190,960.

For the three and nine months ended September 30, 2011, our revenue was $3,298,692 compared to $2,005,237 for the same period in 2010, due to increased orders within existing accounts and the addition of 6 new customers.

For the three and nine months ended September 30, 2011, our administrative expense was $818,246 compared to $498,423 for the same period in 2010, mainly due to the fact that we had a large discount on our rent in the first quarter of 2010.

For the three and nine months ended September 30, 2011, our operating income was $200,530 compared to $ 60,204 for the same period in 2010.

Key performance indicators for the nine months ended September 30:

	2011	2010
Inventory Turns	5.03	4.72
Days Sales in Backlog	171	170
Days Receivables Outstanding	44	29
Days Payables Outstanding	29	50

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, our inventory turns were 5.03 compared to 4.72 for the same period in 2010.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the nine months ended September 30, 2011, days sales in backlog was 171 days compared to 170 days for the same period in 2010.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the nine months ended September 30, 2011, days receivables outstanding was 44 days compared to 29 days for the same period in 2010.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the nine months ended September 30, 2011, days payable outstanding was 29 days compared to 50 days for the same period in 2010.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2011, we had a reserve for potentially un-collectable accounts of $26,000.  Five customers accounted for approximately 67% of accounts receivable at September 30, 2011 and one customer accounted for 29% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-off related to these trade accounts has been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2011, we had a reserve for potentially obsolete inventory of $170,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of September 30, 2011, we had outstanding common stock shares of 196,909,056 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the nine months ended September 30, 2011, were 190,160,218. As of September 30, 2011, we had outstanding warrants to purchase 16,647,330 additional common stock shares and options to purchase 1,103,861 additional common stock shares, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the nine months ended September 30, 2011, was 207,846,386.

Research and Development:

For the nine months ended September 30, 2011 we expensed $0 for research and development.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended, September 30, 2011 and 2010, we recognized $0 and $4,779, respectively, in share based amortization expense, due to the issuance of our stock options. We also had $0 in non-vested expense as of September 30, 2011 to be recognized over the next year. For the nine months ended, September 30, 2011 we also recognized $25,295 in share based expense due to the issuance of common stock and $6,600 in share based expense due to the issuance of warrants.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2011, we had a net operating loss carry forward of $(232,843) and a deferred tax asset of $79,167 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $79,167.

September 30, 2011
Deferred Tax Asset	$ 79,167
Valuation Allowance	(79,167)
Deferred Tax Asset (Net)	$ -

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
September 30, 2011 and 2010 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2011	2010	2011	2010

Sales	100%	100%	100%	100%
Cost Of Goods Sold	67%	70%	68%	71%
Gross Profit	33%	30%	32%	29%

General And Administrative	24%	26%	25%	25%
Share Based Compensation	1%	1%	1%	1%
Net Profit / (Loss) From Operations	8%	3%	6%	3%

Other Income / (Expenses)	0%	0%	0%	10%
Interest Expense	-3%	-1%	-3%	0%
Net Profit / (Loss) Before Income Taxes	4%	2%	3%	12%
Income Tax Expense	1%	0%	0%	0%
Net Profit / (Loss)	3%	2%	3%	12%

Net Sales

For the nine month period ended September 30, 2011, our revenue was $3,298,692 compared to $2,005,237 for the same period in 2010.

Major Customers

Our top five customers accounted for approximately 62% of our net sales for the three month period ended September 30,2011 compared to 61%, for the same period in 2010. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the nine month period ended September 30, 2011, our gross profits were 32% and 29% in the same period in 2010. This was caused primarily due to increased overtime in the first quarter of 2010 to meet the increased production demand.

For the nine month period ended September 30, 2011, our cost of goods sold was 68% compared to 71% for the same period in 2010, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the nine month period ended September 30, 2011, our SG&A expense was 25% compared to 25% for the same period in 2010.

Net Income/ (Loss) from operations

For the nine month period ended September 30, 2011, our net income from operations was 6% compared to a 3% for the same period in 2010.

For the nine month period ended September 30, 2011, our interest expense was ($91,313) compared to ($7,950) for the same period in 2010, this was to due to the interest generated from our accounts receivable financing line referenced in Note 7.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the nine months ended September 30,

	Un-audited	Un-audited
	2011	2010
Net Cash provided / (Used) In Operating Activities	$ 174,003	$ 75,981
Cash Flows Used In Investing Activities	(22,226)	(46,397)
Cash Flows Provided / (used) By Financing Activities	(122,502)	(29,584)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 29,275	$ -

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

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2011	2012	2013
Notes – Payable	$0	$0	$ 0
Total	$0	$0	$ 0

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the  nine months ended September 30, 2011, we had a net profit of $96,579, a working capital surplus of $156,508 and a shareholder surplus of $355,549; we had an accumulated deficit of $(232,843) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of September 30, 2011, we had current liabilities of $1,325,279. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

November 14, 2011

_______________________

(principal executive officer)

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 14, 2011

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