Form 10-K
period 2011-12-31
Probe Manufacturing Inc
filed 2012-04-09
CIK 1329606

Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (949) 273-4990

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2011: $1,058,919 based on the average of the bid and asked price of $0.0085 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2012: 197,659,056 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements

PROBE MANUFACTURING, INC.

10-K

Part I

Part II

Part III

Financial Statements

PART I

Item 1.  Business.

Our Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers from our 23000 sq-ft facility in Irvine, California and strategic locations worldwide. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, flexible and high quality manufacturing services. We utilize global partnerships to secure the best cost and materials available by providing our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCBA), and box build assemblies.  Some examples of our customer’s finished goods products includes medical devices such as, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for laser welding equipment, control units for electric-hybrid drives, portable ultrasound and electro-stimulation therapy equipment, PCB’s for landing gear systems and flap controllers, fluid control units for airliners, and devices for defense industry.

Our strategy is to build and pursue global opportunities leveraging core competencies and to expand our manufacturing foundry platform for innovative start-ups in return for manufacturing rights and equity~~.~~

As innovation, cost, and time to market become hyper competitive, domestic OEM’s are now compelled to use EMS partners with easy onshore access, providing local program management during product conceptualization, development, and integration.  Many of the mid-tier OEMs in industries such as military/aerospace, medical, industrial/instrumentation, and green-tech products tend to be too small for $1 billion-plus revenue EMS companies. Most of these OEMs value close proximity and the ability to provide complex manufacturing and personal customer service, which often favors regional providers that truly value and foster their relationships.

Furthermore, with the recent cost increases in labor, currency movements and freight concerns, the ability to also provide near-shore manufacturing is expected to generate increased interest. The low to medium EMS market compared to high volume has proved to be a higher margin with higher gross profits and sustained growth momentum. Our target accounts are mid-tier, U.S. based OEMs with annual sales from $15 million to $500 million.

We believe that the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) high technology onshore and managed offshore manufacturing; and (v) global relationships and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) To build and pursue global opportunities leveraging core competencies; (ii) organic growth, new sales and expansion of services along the supply chain line; (iii) manufacturing rights and equity through our manufacturing foundry platform; (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

Financial Statements

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

Our Products and Services

Engineering.  Our global engineering team supports technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. PMI has assembled a team of experts from around the globe to assist customers at any point in the design cycle.  These services include design processes from electrical, software, mechanical, Industrial and PCB design. Utilization of PMI’s design services will enable rapid market entry for our customers. It provides flexibility by becoming the extension of their engineering and allowing customers to focus on their business strategy.

Supply Chain Management.  PMI’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. PMI can assume supply chain responsibility from component sourcing through delivery of finished product. PMI’s supply chain focus is on building internal and external systems and relationships, which allow us to capitalize on our expertise to align with our customer’s objectives and integrate with their processes today and in the future.

Manufacturing.  Flexibility, responsiveness, communication, global supply chain management and speed are key values in what we offer our customers. We establish clear communication about our customer needs and requirements enabling a seamless integration with their objectives and processes. PMI’s manufacturing capability supports high and low-mix assemblies for prototypes, to medium-volume quantities in California and high-volume production in Asia. Our manufacturing operations include printed circuit board assembly and testing; cable and harness assembly; mechanical assembly; and complex system integration.

Sales and Marketing

Our marketing approach is to position PMI as a domestic US based electronics manufacturing company providing low cost, low risk, and flexible manufacturing solutions to customers by providing product development and manufacturing services through our factory in U.S. as well as factories worldwide.

The Majority of our clients are in the Aerospace, Industrial, Instrumentation, Medical and Automotive Industries. However our product development division works with clients in many other areas such as telecommunication, commercial, consumer, entertainment and energy products.  We utilize both direct sales force and sales representatives with expertise in supply chain management and manufacturing services. We have also expanded our services along the supply chain line to cable and harness, sheet metal, PCB fabrication and plastics in order to support organic growth by cross selling and identifying new opportunities with prospect customers.

In order to support our manufacturing foundry vision we’re targeting innovators and start ups through investment communities by offering investment opportunities in their products and in return obtaining manufacturing rights and exclusivity. This strategy can support scale as the products can have very high potential in telecomm, consumer, energy and commercial markets.

Once the relationships are established, programs are managed through our customer centric program management teams.

We support our clients through early supplier involvement, which results in improved return on investment.

Program Managers are responsible for managing the global supply chain, reducing material acquisition time and cost. They’re also responsible for the profitability of the programs and ultimately the customer satisfaction index, including on-time delivery, quality, communication and technology.

We sustain and grow our relationships by continuous delivery of high quality parts, on time and at the lowest possible cost.

Financial Statements

Competition

The EMS industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share; we compete with numerous domestic and foreign EMS firms. We do not compete with first tier EMS companies such as Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Foxconn; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation. CTS Electronics. We mostly compete with second and third tier EMS companies, whereby we compete with different companies depending on the type of service and/or geographic area.

Competitive Positioning

Probe’s competitive advantage is in its ability to provide domestic clients with global electronic design, manufacturing and business services versus its domestic rivals offering only local manufacturing services. This advantage enables PMI to offer its customers the best of both worlds with low risk, low cost, flexible, and high quality manufacturing services.  Probe’s internally developed management systems provide for an efficient and robust operation and a much lower cost compared to its competitors. Probe’s horizontal growth of supply chain services and utilization of global suppliers has also created a turn-key, cost competitive solution for its customers. In addition, Probe’s new product introduction services that provide scalability and cost reductions are creating the foundation for the company’s manufacturing foundry for innovative start-ups.

Strategy

Our strategy is to pursue and build global opportunities by leveraging core competency and to create a manufacturing foundry for innovative start-ups in return for manufacturing rights and equity. We are also planning the expansion of our capabilities and competencies through mergers & acquisitions. The rational behind this strategy is to provide scale, cost synergies, revenue opportunities and a larger domestic footprint.

Personnel

We presently have approximately 38 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of $90,940; total stockholder’s equity of $338,046; and a working capital surplus of $170,245; however, we still had an accumulated deficit of $238,483 as of December 31, 2011 and used $378,117 in net cash from operations for the year ended December 31, 2011. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain

Financial Statements

sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.  On February 18, 2011 we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $750,000.  Under the terms of the ARPA, FWC may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables less a discount of 1.0%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC at a rate equal to the Wall Street Journal Prime Lending Rate plus 4.75%, with a floor of 7.00%.  FWC will retain 20% of the purchase price of the receivables as a reserve amount.

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

As of December 31, 2011, we had current liabilities of $1,260,952. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The EMS industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share, whereby we compete with numerous domestic and foreign EMS firms. We do not compete with first tier EMS companies such as Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Foxconn; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation. CTS Electronics. We mostly compete with second and third tier EMS companies. We compete with different companies depending on the type of service and/or geographic area.

Financial Statements

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

Financial Statements

During the twelve months ended December 31, 2011, we derived approximately 6% of our revenue from customers in the medical device manufacturing, 29% industrial products, 1% from customers in the semiconductor industry, 4% from customers in alternative fuel and green technologies, 8% from customers in the instrumentation industry,  8% from customers in the military industry,  9% from customers in the telecommunications industry, 1% from customers in the automotive industry, and 34% from customers in aerospace/defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 58% of net sales during the twelve months ended December 31, 2011.

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

Financial Statements

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

RISKS ABOUT OUR STOCK

SHARES OF OUR COMMON STOCK ARE SUBJECT TO THE PENNY STOCK RESTRICTIONS WHICH CREATES A LACK OF LIQUIDITY AND MAKE TRADING DIFFICULT OR IMPOSSIBLE.

Until our shares of common stock are traded be in the over-the-counter markets which are commonly referred to as the OTCQB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

OUR SECURITIES ARE THINLY TRADED WHICH DOES NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter QB level. The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The

Financial Statements

Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks included on the OTCQB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Item 2.  Properties.

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

Financial Statements

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2011, as reported by the Bloomberg Financial Network, are as follows:

2011 FISCAL YEAR	High	Low
First Quarter	$0.01	$0.0036
Second Quarter	$0.01	$0.0075
Third Quarter	$0.0095	$0.0045
Fourth Quarter	$0.01	$0.005

2010 FISCAL YEAR	High	Low
First Quarter	$0.01	$0.005
Second Quarter	$0.015	$0.0034
Third Quarter	$0.034	$0.0025
Fourth Quarter	$0.034	$0.0025

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

Financial Statements

Recent Sales of Unregistered Securities

For the years ended December 31, 2011 and 2010, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On June 29, 2011, we issued 1,000,000 shares to our Chief Financial Officer for service and employment with the company during the year ended December 31, 2010.  These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 1,000,000 shares to our Vice-President of Quality for service and employment with the company during the year ended December 31, 2010. These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 1,250,000 shares for business consulting services performed on behalf of the company during the year ended December 31, 2010.  These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 500,000 shares for to a board of directors’ advisor for advisory services performed on behalf of the company during the year ended December 31, 2010.  These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 500,000 shares to our independent director for his board service during the year ended December 31, 2010. These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On September 1, 2011, we issued 1,000,000 shares as an initial tranche for website design consulting services performed during the first three quarters of 2011. In addition, on October 2, 2011, we issued another 1,000,000 said services to be performed for the remainder of 2011.

On October 4, 2011 we issued 500,000 shares for business consulting services performed on behalf of the company during the first three quarters of 2011.

On December 1, 2011, we issued 2,000,000 shares for website optimization consulting services.

Financial Statements

Item 6.  Selected Financial Data.

The following selected historical financial information of Probe Manufacturing, Inc. has been derived from the historical results are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and the notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2011	2010

Sales	$ 4,549,798	$ 2,799,935
Cost of Goods Sold	3,146,478	2,004,278
Gross Profit	1,403,320	795,657

General And Administrative	1,133,836	701,144
Share Based Expense	40,764	26,694
Net Profit / (Loss) From Operations	228,720	67,819

Other Income / (Expenses)	13,755	190,890
Interest Expense	(136,897)	(15,341)
Net Profit / (Loss) Before Income Taxes	105,578	243,368
Income Tax Expense	14,638	-
Net Profit / (Loss)	$ 90,940	$ 243,368

Probe Manufacturing, Inc.
Balance sheet
as of December 31,

	2011	2010

Working Capital	$ 170,245	$ 44,385
Total Assets	1,598,998	994,964
Long term Debt	-	5,932
Stockholder Equity	$ 338,046	$ 183,175

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

Financial Statements

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

Overview

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers from our 23000 sq-ft facility in Irvine, California and strategic locations worldwide. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, flexible and high quality manufacturing services. We utilize global partnerships to secure the best cost and materials available by providing our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCBA), and box build assemblies.  Some examples of our customer’s finished goods products includes medical devices such as, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for laser welding equipment, control units for electric-hybrid drives, portable ultrasound and electro-stimulation therapy equipment, PCB’s for landing gear systems and flap controllers, fluid control units for airliners, and devices for defense industry.

Our strategy is to build and pursue global opportunities leveraging core competencies and to expand our manufacturing foundry platform for innovative start-ups in return for manufacturing rights and equity.

As innovation, cost, and time to market become hyper competitive, domestic OEM’s are now compelled to use EMS partners with easy onshore access, providing local program management during product conceptualization, development, and integration.  Many of the mid-tier OEMs in industries such as military/aerospace, medical, industrial/instrumentation, and green-tech products tend to be too small for $1 billion-plus revenue EMS companies. Most of these OEMs value close proximity and the ability to provide complex manufacturing and personal customer service, which often favors regional providers that truly value and foster their relationships.

Furthermore, with the recent cost increases in labor, currency movements and freight concerns, the ability to also provide near-shore manufacturing is expected to generate increased interest. The low to medium EMS market compared to high volume has proved to be a higher margin with higher gross profits and sustained growth momentum. Our target accounts are mid-tier, U.S. based OEMs with annual sales from $15 million to $500 million.

We believe that the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) high technology onshore and managed offshore manufacturing; and (v) global relationships and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

Plan of Operation

Financial Statements

Management is taking the following steps to sustain profitability and growth: (i) To build and pursue global opportunities leveraging core competencies; (ii) organic growth, new sales and expansion of services along the supply chain line; (iii) manufacturing rights and equity through our manufacturing foundry platform; (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

Our Products and Services

Engineering.  Our global engineering team supports technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. PMI has assembled a team of experts from around the globe to assist customers at any point in the design cycle.  These services include design processes from electrical, software, mechanical, Industrial and PCB design. Utilization of PMI’s design services will enable rapid market entry for our customers. It provides flexibility by becoming the extension of their engineering and allowing customers to focus on their business strategy.

Supply Chain Management.  PMI’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. PMI can assume supply chain responsibility from component sourcing through delivery of finished product. PMI’s supply chain focus is on building internal and external systems and relationships, which allow us to capitalize on our expertise to align with our customer’s objectives and integrate with their processes today and in the future.

Manufacturing.  Flexibility, responsiveness, communication, global supply chain management and speed are key values in what we offer our customers. We establish clear communication about our customer needs and requirements enabling a seamless integration with their objectives and processes. PMI’s manufacturing capability supports high and low-mix assemblies for prototypes, to medium-volume quantities in California and high-volume production in Asia. Our manufacturing operations include printed circuit board assembly and testing; cable and harness assembly; mechanical assembly; and complex system integration.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) to build and pursue global opportunities leveraging core competencies; (ii) organic growth, new sales and expansion of services along the supply chain line; (iii) manufacturing rights and equity through our manufacturing foundry platform; (iv) expansion of capabilities and competencies through mergers and acquisitions providing scale, cost synergies and revenue opportunities.

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

Financial Statements

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

Summary of Results

For the year ended December 31, 2011, we had a net profit of $90,940 compared to a net profit of $243,368, for the same period in 2010. The increased net profit in 2010 was mainly due to a gain on debt settlement of $190,890.

For the year ended December 31, 2011, our revenue was $4,549,798 compared to $2,799,935 for the same period in 2010, due to increased orders within existing accounts and we added 6 new customers in 2011.

For the year ended December 31, 2011, our cost of goods sold was 69% compared to 72% for the same period in 2010, mainly due to the decrease in direct labor as a percent of sales.

For the twelve months ended December 31, 2011, our gross margin was 31% compared to 28% for the same period in 2010.

For the twelve months ended December 31, 2011, our SG&A cost was 24% compared to 25% for the same period in 2010.

For the year ended December 31, 2011, we had a net profit of $90,940 and a working capital surplus of $170,245.  Our total stockholder’s equity increased by $154,871, resulting in shareholder surplus of $338,046 as of December 31, 2011.

As of December 31, 2011, we had a working capital surplus of $170,245, compared to working capital surplus of $44,385 as of December 31, 2010, an increase of $125,860.

Key performance indicators for the year ended December 31, 2011 and 2010:

Key performance indicators:

	2011	2010
Inventory Turns	5.51	4.7
Days Sales in Backlog	184	248
Days Receivables Outstanding	45	33
Days Payables Outstanding	51	52

Inventory turns

Inventory turns are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2011, our inventory turns were 5.1 compared to 4.7 for the same period in 2010.

Financial Statements

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2011, Days Sales in Backlog was 184 days compared to 248 days for the same period in 2010.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has worsened as a result of our customers stretching out payments and the economy in general.  For the year ended December 31, 2011, days receivables outstanding was 45 days compared to 33 days for the same period in 2010.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2011, day’s payable outstanding was 51 days compared to 52days for the same period in 2010.

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2011.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2011, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 58% of accounts receivable at December 31, 2011 and no one customer accounted for more than 13% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 30, 2011, we had a reserve for potentially obsolete inventory of $160,000.

Property and Equipment

Financial Statements

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2011, we had outstanding common shares of 197,659,056 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2011 and 2010 were 190,315,404 and 184,638,320, respectively.  As of December 31, 2011, we had outstanding warrants to purchase 10,682,955 additional common shares and options to purchase 1,103,861 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2011 and 2010 were 202,069,928 and 203,639,511, respectively.

Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0.00 in Research and Development Costs during the years ended December 31, 2011 and 2010.

Segment Information

Financial Statements

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

For a discussion on share based compensation and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying un-audited financial statements.

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2011	2010

Sales	100%	100%
Cost Of Goods Sold	69%	72%
Gross Profit	31%	28%

General And Administrative	24%	25%
Share Based Compensation	1%	1%
Net Profit / (Loss) From Operations	5%	2%

Other Income / (Expenses)	0%	7%
Interest Expense	-3%	-1%
Net Profit / (Loss) Before Income Taxes	2%	9%
Income Tax Expense	0%	0%
Net Profit / (Loss)	2%	9%

Net Sales

For the year ended December 31, 2011, our revenue was $4,549,798 compared to $2,799,935 for the same period in 2010.  Our revenue increased by $1,749,863 for the year ended December 31, 2011, compared to the same period in 2010. The increased in revenue was due to increased orders within existing accounts and we added 10 new customers in 2011.

Major Customers

Our top 5 customers accounted for approximately 58% of our net sales for the year ended December 31, 2011, compared to 73%, for the same period in 2010. We believe that our ability to grow our core business depends on increasing sales to

Financial Statements

existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2011, our gross profits increased to 31% from 28% for the same period in 2010. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap.

Selling, General and Administrative (SG&A) Expenses

For the year ended December31, 2011, our SG&A expense was 24% compared to 25% for the same period in 2010.  This decrease is primarily due to the increase in revenue.  We have also made adjustments to decrease SG&A expense.

Net Income/(Loss) from operations

For the year ended December 31, 2011, our net income from operations was 5% compared to net income from operations of 2% for the same period in 2010. This was primarily due to an increase in revenue as well as the decrease in expenses.

For the year ended December 31, 2011 interest expense was $136,897 compared to $15,341 for the same period in 2010, this was due to implementation of our asset based line of credit with Farwest Capital referenced in Note 8.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	2011	2010
Net Cash provided / (Used) In Operating Activities	$ (378,117)	$ 70,396
Cash Flows Used In Investing Activities	(25,310)	(51,556)
Cash Flows Provided / (used) By Financing Activities	421,776	(18,840)
Net (Decrease) Increase in Cash and Cash Equivalents	$ 18,349	$ -

Capital Requirements for long-term Obligations

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

Financial Statements

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Financial Statements

Item 8.  Financial Statements and Supplemental Data.

PROBE MANUFACTURING, INC.

10-K

FINANCIAL STATEMENTS

Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 2, 2012

Board of Directors

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have audited the accompanying consolidated balance sheet of Probe Manufacturing, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $1,460,906 and current liabilities of $1,260,952.  Sales have increased from $2,799,935 in 2010 to $4,549,798 for the comparable period in 2011.  In addition, the Company has an accumulated deficit of ($238,483) and is dependent on at least maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

Financial Statements

Probe Manufacturing, Inc.
Balance Sheet as of

	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$ 18,349	$ -
Accounts receivable – net	719,320	403,109
Inventory	693,528	447,133
Total Current Assets	1,431,197	850,242

Property And Equipment – Net	127,092	113,665

Notes receivable	11,000	11,000
Other Assets	29,709	20,057
Total Assets	$ 1,598,998	$ 994,964

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ -	$ 47,502
Accounts payable - trade	495,487	383,989
Customer Deposits	23,139	13,737
Accrued Expenses	188,083	282,229
Notes Payable - Line of Credit	545,579	-
Notes Payable - Related Party		70,000
Notes Payable - Current	8,664	8,400
Total Current Liabilities	1,260,952	805,857
Long-Term Debt:
Notes Payable	-	14,332
Less Current portion of Long Term Debt	-	(8,400)
Net Long-Term Debt	-	5,932
Total Liabilities	1,260,952	811,789

Stockholders' ( Deficit )
Shares to be issued	-	21,250
Common stock, $.001 par value; 400,000,000 shares authorized; 197,659,056 and 184,638,320 shares issued and outstanding respectively	197,659	184,638
Additional paid-in capital	379,503	306,709
Treasury Stock	(633)	-
Accumulated deficit	(238,483)	(329,422)
Total Stockholders' ( Deficit )	338,046	183,175
Total Liabilities And Stockholders' Deficit	$ 1,598,998	$ 994,964

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Financial Statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2011	2010

Sales	$ 4,549,798	$ 2,799,935
Cost of Goods Sold	3,146,478	2,004,278
Gross Profit	1,403,320	795,657

General And Administrative	1,133,836	701,144
Share Based Expense	40,764	26,694
Net Profit / (Loss) From Operations	228,720	67,819

Other Income / (Expenses)	13,755	190,890
Interest Expense	(136,897)	(15,341)
Net Profit / (Loss) Before Income Taxes	105,578	243,368
Income Tax Expense	14,638	-
Net Profit / (Loss)	$ 90,940	$ 243,368

Per Share Information:
Basic weighted average number
of common shares outstanding	190,315,404	184,638,320

Net Profit / (Loss) per common share	$ 0.0005	$ 0.001

Per Share Information:
Diluted, weighted average number
of common shares outstanding	202,069,928	203,639,511

Diluted, Net Profit / (Loss) per common share	$ 0.0005	$ 0.001

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
as of December 31, 2011

	Common Stock .001 Par		Shares to be Issued		Treasury Stock
Description	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/2009	184,638,320	$ 184,638	-	$ -	-	$ -	$ 301,266	$ (572,790)	$ (86,886)

Share based Option Amortization							5,443		5,443
Stock Issued to be issued		-	4,250,000	21,250			-		21,250
Net Profit								243,368	243,368
Balance 12/31/2010	184,638,320	$ 184,638	4,250,000	$ 21,250	-	$ -	$ 306,709	$ (329,422)	$ 183,175

			(4,250,000)	(21,250)					(21,250)
Shares issued for 2010 services	4,250,000	4,250					17,000		21,250
Shares issued for services	4,770,736	4,771		-		-	29,393		34,164
Shares issued for Web Development	4,000,000	4,000					19,801		23,801
Warrants issued for financing fee							6,600		6,600
Treasury Stock - Repurchase					115,000	(633)			(633)
Net Profit								90,940	90,940
Balance 12/30/2011	197,659,056	$ 197,659	-	-	115,000	$ (633)	$ 379,503	$ (238,483)	$ 338,046

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Statements of Cash Flows
for the years ended December 31,

	2011	2010
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 90,940	$ 243,368
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	35,683	40,975
Share based expense	40,764	26,694
Gain on debt Settlement		(190,960)
Loss on sale of subsidiary
Net profit of subsidiary
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(316,211)	(288,728)
(Increase) decrease in inventory	(246,395)	(44,266)
(Increase) decrease in other assets	(9,652)	2,570
(Decrease) increase in accounts payable	111,498	196,041
(Decrease) increase in customer deposits	9,402	(11,697)
Other (Decrease) increase in accrued expenses	(94,146)	96,399
Net Cash provided / (Used) In Operating Activities	(378,117)	70,396

Cash Flows from Investing Activities
Purchase of Property and equipment	(25,310)	(51,556)
Cash Flows Used In Investing Activities	(25,310)	(51,556)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(47,502)	(13,172)
Proceeds / (Payments) on Line of Credit	545,579	-
Repurchase Treasury Stock	(633)	-
Payments on capital lease settlement obligations	-	(70,000)
Proceeds / (Payments) on notes payable	(75,668)	64,332
Cash Flows Provided / (used) By Financing Activities	421,776	(18,840)

Net (Decrease) Increase in Cash and Cash Equivalents	18,349	-

Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 18,349	$ -

Supplemental Information:
Interest Paid	$ 127,415	$ 12,841
Shares issued for web development	$ 23,801

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2011 And 2010

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net profit of

$90,940, total stockholder’s equity of $338,046 and a working capital surplus of $170,245; however, we still had an accumulated deficit of $(238,483) as of December 31, 2011 and used $378,117 in net cash from operations for the year ended December 31, 2011. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) to build and pursue global opportunities leveraging core competencies; (ii) organic growth, new sales and expansion of services along the supply chain line; (iii) manufacturing rights and equity through our manufacturing foundry platform; (iv) expansion of capabilities and competencies through mergers and acquisitions providing scale, cost synergies and revenue opportunities.

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

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2011.

We follow the Generally Accepted Accounting Principles of the United States, or GAAP. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our audited financial statements.

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

 Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2011, we had a reserve for potentially un-collectable accounts of $15,000.  Five (5) customers accounted for approximately 58% of accounts receivable at December 31, 2011 and no one customer accounted for more than 13% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 30, 2011, we had a reserve for potentially obsolete inventory of $160,000.

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

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

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

Net Profit / (Loss) per Common Share

Basic profit /(loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2011, we had outstanding common shares of 197,659,056 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2011 and 2010 were 190,315,404 and 184,638,320 respectively.  As of December 31, 2011, we had outstanding warrants to purchase 10,682,955 additional common shares and options to purchase 1,103,861 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2011 and 2010 were 202,069,928 and 203,639,511 respectively.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the years ended December 31, 2011 and 2010.

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2011 and 2010 we had $40,764 and 26,694, respectively, in share based expense, due to the issuance of our options and warrants.  As of December 31, 2011 we had $0 in non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(238,482) and a deferred tax asset of $81,084 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $81,084.

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

December 31, 2011
Deferred Tax Asset	$ 81,084
Valuation Allowance	(81,084)
Deferred Tax Asset (Net)	$ -

NOTE 3 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2011	December 31, 2010
Raw Material	$ 601,214	$ 513,345
Work in Process	249,872	101,092
Finished Goods	2,441	2,697
Total	853,528	617,134
Less Reserve for excess or obsolete inventory	(160,000)	(170,000)
Total Inventory	$ 693,528	$ 447,134

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 30, 2011	December 31, 2010
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,937,815	1,888,740
Leasehold improvements	36,686	36,686
Total	2,008,059	1,958,984
Accumulated Depreciation	(1,880,967)	(1,845,319)
Net Fixed Assets	$ 127,092	$ 113,665

NOTE 5 – ACCRUED EXPENSES

	December 31, 2011	December 30, 2010

Accrued Wages	$ 89,704	$ 195,936
Accrued Interest	3,552	2,400
Accrued Professional Fees	-	4,350
Accrued Other	3,345	7,960
State Income Tax Payable	14,638	-
Accrued Rent	52,190	59,190
Accrued Vacation	24,653	12,393
Total Accrued Expenses	$ 188,082	$ 282,229

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

On July 9, 1997 and December 21, 1997, we entered into two lease agreements, with Crocker capital, which subsequently assigned the leases to The CIT Group.  In September 2004, we had outstanding balances of $457,604 and $556,293 on the two leases and were unable to make the monthly lease payments. As a result, we entered into a forbearance agreement with The CIT Group, with monthly payments of $7,500, which was amended on June 1, 2007.

 On April 9, 2010 we entered into an agreement with CIT to settle the balance in full for $70,000, as a result we realized a gain of $190,960.  As of December 31, 2011 the balance due to CIT was $0.

NOTE 8 – NOTES PAYABLE

Related Party – Notes payable

Note Payable - On June 23, 2011 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 69,959,347 shares of common stock. On February 17, 2010 the balance of this note was paid in full.  As of December 31, 2011 the outstanding balance was zero.

Notes payable

Note Payable. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2011 the balance was $4,332.

Note Payable. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2011 the balance was $4,332.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

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

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

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

Stock Repurchase Program

On November 1, 2011, the Company adopted a plan to repurchase up to 5,000,000 shares of its issued and outstanding common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

The plan allows the Company to purchase its issued and outstanding common shares in the open market or in negotiated transactions, from time to time, depending on market conditions and other factors as well as being subject to relevant rules under Untied States securities regulations. The plan does not obligate the Company to make any purchases, at any specific time or in any particular situation. The plan may be suspended or discontinued at any time at the sole discretion of the Company. Share repurchases will be funded with the Company's available cash, after determining the working capital requirements of the Company. Accordingly, there is no guarantee as to the exact number of shares that will be repurchased under the plan.

The company's Board of Directors authorized the repurchase plan because it believes recent market conditions may have caused the Company's common stock to be undervalued. The timing and number of any shares repurchased will depend on the terms and conditions of the plan and no assurance can be given that any specific amount of common stock will be repurchased.

As of December 31, 2011, we had repurchased 115,000 shares of our common stock.

Common Stock Transactions

For the years ended December 31, 2011 and 2010, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On June 29, 2011, we issued 1,000,000 shares to our Chief Financial Officer for service and employment with the company during the year ended December 31, 2010.  These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 1,000,000 shares to our Vice-President of Quality Control for service and employment with the company during the year ended December 31, 2010. These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

On June 29, 2011, we issued 1,250,000 shares for business consulting services performed on behalf of the company during the year ended December 31, 2010.  These shares were accrued for during 2010 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 500,000 shares for to a board of directors’ advisor for advisory services performed on behalf of the company during the year ended December 31, 2011.

On June 29, 2011, we issued 500,000 shares to our independent director for his board service during the year ended December 31, 2011.

On September 1, 2011, we issued 1,000,000 shares as an initial tranche for website design consulting services performed during the first three quarters of 2011. In addition, on October 2, 2011, we issued another 1,000,000 said services to be performed for the remainder of 2011.

On October 4, 2011 we issued 500,000 shares for business consulting services performed on behalf of the company during the first three quarters of 2011.

On December 1, 2011, we issued 2,000,000 shares for website optimization consulting services.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2011 and 2010 there were 197,659,056 and 184,638,320 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

The holders of our common stock are entitled to share equally in dividends and other distributions that our Board of Directors may declare from time to time out of funds legally available for that purpose, if any, after the satisfaction of any prior rights and preferences of any outstanding preferred stock. If we liquidate, dissolve or wind up, the holders of common stock shares will be entitled to share ratably in the distribution of all of our assets remaining available for distribution after satisfaction of all our liabilities and our obligations to holders of our outstanding preferred stock.

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock.

As of August 20, 2006 all preferred stock has been converted into Common stock and there are no outstanding preferred shares as of December 31, 2011.

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

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

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

Warrants

Series A - Common Stock Warrants

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $0.33 per share.  The Series A Warrants expired on November 15, 2011.

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

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2008	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Exercised	-	-	-
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Expired C - Warrants	600,000	0.27	600,000	0.27
Exercised	-	-	-
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	3,000,000	0.05	3,000,000	0.05
Expired	5,964,375	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding December 31, 2011	10,682,955	0.31	10,682,955	0.31

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$0.33		$0.33	Expired	-	$0.33
$0.50	5,964,375	$0.50	0.46	5,964,375	$0.50
$0.13		$0.13	Expired		$0.13
$0.13	1,718,580	$0.13	0.85	1,718,580	$0.13
$0.05	3,000,000	$0.05	4.27	3,000,000	$0.05
Total	10,682,955	$0.31		10,682,955	$0.31

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements   – (Continued)

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. During the fiscal year 2009 we had a reduction in the outstanding stock options of 403,779 as a result of employee termination and forfeiture of the options. As of December 31, 2011, there were 203,861 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011. As of December 31, 2011 the balance of the outstanding options under this plan is 600,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 300,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2010; and $0 for the year ended December 31, 2011.

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC. The term of this note is four month due on October 23, 2010 with an interest rate of 15.00% per annum. This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month. Bijan Israel the managing member of B&S Development Group, LLC and is also a managing member of KB Development Group, LLC. KB Development Group is the largest shareholder of the company at 69,959,347 shares. As of December 31, 2010 the outstanding balance was $70,000. On February 17, 2010 the balance of this note was paid in full.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is an independent distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition, from time to time we provide assembly and value added services to Billet Electronics.  In addition Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved such transactions of our chief executive officer.

 On June 26, 2011 we issued 1,000,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation for 2010, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 500,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 through March 2012.

NOTE 12 – SUBSEQUENT EVENTS – (Un-audited)

None.

Financial Statements

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b)                 Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Director Qualifications

We believe that our Board of Directors should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and represent the long-term interests of our Shareholders. Furthermore, we believe our Board of Directors should

Financial Statements

be comprised of persons with skills in areas such as: finance, electronic manufacturing, leadership of business organizations and legal matters.

In addition to the targeted skill areas as noted above, we endeavor to select members of our Board of Directors which have a strong record of achievement in key knowledge areas that are critical for directors to add value to our Board of Directors, including:

•       Strategy — knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;

•       Relationships — understanding how to interact with investors, accountants, attorneys, management companies, and markets in which we operate; and

•       Functional — understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues and marketing.

Our Directors

Kambiz Mahdi, age 46, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to Probe Manufacturing, Mr. Mahdi was Technical Sales Manager at Future Electronics for six years. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top 1000 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge.  Mr. Mahdi has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Mahdi to serve as a director because he is our Chief Executive Officer and has served in various executive roles with our company for 14 years, with a focus on electrical manufacturing, sales and operations. Mr. Mahdi has profound insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of the electronic manufacturing industry and relationships with chief executives and other senior management at companies in the same or complimentary industries. Our Board of Directors believes that Mr. Mahdi brings a unique and valuable perspective to our Board of Directors.

John Bennett, age 51, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Bennett  to serve as a director because he is our Chief Financial Officer and has been with our company for more than six years, where his primary focus has been on the financial systems and operations and SEC reporting of the company. He has significant knowledge of, and relationships within, the electronic manufacturing industry, due in part to the 22 years he has spent working in the industry. Our Board of Directors believes that his executive experience in the electronic manufacturing coupled with his deep knowledge of our company’s strategies and operations will bring strong financial and operational expertise to our Board of Directors.

Shervin Talieh, age 44, Shervin Talieh has over 17 years of hands-on experience building and growing organizations that provide solutions to clients in various sectors. This experience has been developed across many functions, including corporate strategy, business development, marketing, branding, alliances, and operations; in small and large firms, through startups, turnarounds, and stable environments alike. Mr. Talieh started his career by successfully building, growing and selling his consulting startup, Index Data. Most recently, Mr. Talieh is the founder and CEO of Drumbi, an Internet technology startup focused on data and voice synchronization. At Drumbi, he guides the company's strategy, fund-raising, and operations. Prior to Drumbi, Mr. Talieh served at Vice President, Business Development for Goldeneye Solutions, a SaaS

Financial Statements

technology company. This was preceded by his tenure at Accenture, where he was a Partner in the Los Angeles Office, and a member of the executive team responsible for over 700 professionals in the region. Mr. Talieh has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Talieh to serve as a director due to his strong relationships and understanding of the operations of technology companies. Mr. Talieh’s vast experience in business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our Board of Directors believes that this experience will bring valuable knowledge and insight to our company.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 3 meetings during the fiscal year ended December 31, 2011. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Probe Manufacturing, Inc., Board of Directors, 17475 Gillette Ave., Irvine, California 92614, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We have a three-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, only one of our directors can be deemed an “independent director.”

While our stock is not listed on the New York Stock Exchange, our independent director would qualify as independent under the rules of the New York Stock Exchange.

Board Leadership Structure; Independent Lead Director

Kambiz Mahdi serves as both our Chairman of the Board of Directors and Chief Executive Officer. Our Board of Directors has determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our Board believes that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board of Directors, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, due to the current size of our operations.

Our Board of Directors also believes, for the reasons set forth below, that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many companies seek to achieve by separating the roles of Chairman of the Board of Directors and Chief Executive Officer. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, members of senior management. These governance practices are reflected in our Code of Business Conduct and Ethics, or our Code of Ethics.

Financial Statements

Committees of our Board of Directors

We have no standing committees of our Board of Directors at the current time, which is again due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee.  The functions that these committees will perform are currently being performed by our three-member Board.

Director Nomination Procedures and Diversity

As outlined above, in selecting a qualified nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our shareholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our Shareholders. Members of our Board of Directors annually review our Board of Directors’ composition by evaluating whether our Board of Directors has the right mix of skills, experience and backgrounds. Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Probe Manufacturing, Inc., Board of Directors, 17475 Gillette Ave., Irvine, California 92614, Attention: Chief Executive Officer.

Our Board of Directors will recommend the slate of directors to be nominated for election at the annual meeting of shareholders. We have not and do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Board of Directors Role in Risk Oversight

Our Board of Directors oversees our shareholders’ interest in the long-term success of our business strategy and our overall financial strength.

Our Board of Directors is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of all acquisitions and business-related investments and all assumptions of debt, as well as its oversight of our executive officers pursuant to annual reviews. Our Board of Directors is also responsible for overseeing risks related to corporate governance and the selection of nominees to our Board of Directors.

In addition, the Board reviews the potential risks related to our financial reporting. The Board meets with our Chief Financial Officer and with representatives of our independent registered public accounting firm on a quarterly basis to discuss and

Financial Statements

assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Probe Manufacturing, Inc., 17475 Gillette Ave., Irvine, California 92614; Attention: Chief Executive Officer. Our Code of Ethics is also available on our website, www.probeglobal.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Compensation of Independent Directors

The key objective of our non-employee directors' compensation program is to attract and retain highly qualified directors with the necessary skills, experience and character to oversee our management. We currently use equity-based compensation to compensate our non-employee directors due to our restricted cash flow position; however, we may in the future provide cash compensation to our non-employee directors. The use of equity-based compensation is designed to recognize the time commitment, expertise and potential liability relating to active Board service, while aligning the interests of our Board of Directors with the long-term interests of our shareholders. In accordance with the policy of our Board of Directors, we do not pay management directors for Board service in addition to their regular employee compensation. For a discussion of the compensation paid to our only management directors, Mr. Mahdi and Mr. Bennett, for services provided as our CEO and CFO, respectively, see the sections of this proxy statement entitled "Compensation Discussion and Analysis" and "Executive Compensation."

In addition to the compensation provided to our non-employee director, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.

Fiscal Years 2010 and 2011 Annual Cash Compensation

We currently do not provide cash compensation to our non-employee directors and as such did not provide any cash compensation during the years ended December 31, 2010 and 2011.

Fiscal Years 2010 and 2011 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. During fiscal year 2010, our one non-employee director received a restricted common stock share award 500,000 shares of common stock under this program.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2011 or 2010.

Director Summary Compensation in Fiscal Years 2010 and 2011

The following table sets forth the fiscal years 2010 and 2011compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh	$ -	$ 1,800	$ 1,800

Financial Statements

(1)        This column represents the amount of cash compensation earned in fiscal years 2010 and 2011 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years 2010 and 2011 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

Change of Control and Termination Provisions

We currently do not having any stock options issued and outstanding to our non-employee directors. In the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, no acceleration of the termination of any of the restrictions applicable to Restricted Shares, Restricted Stock Unit Awards, Options or Stock Appreciation Rights as defined in the 2011 Plan shall occur in the event of a change in control, unless otherwise provided by our Board of Directors or committee thereof, in such grant.

EXECUTIVE OFFICERS

        The names, ages and positions of our executive officers as of December 31, 2011 are as follows:

Name	Age	Position
Kambiz Mahdi	46	Chief Executive Officer and Chairman
John Bennett	51	Chief Financial Officer and Member of Board of Directors

The biographies of Mr. Mahdi and John Bennett can be found on page 4 in this proxy statement under the heading entitled “Information about Director Nominees.”

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We believe that the quality, skills and dedication of our executive officers are critical factors affecting the company's performance and shareholder value. Accordingly, the key objective of our compensation programs is to attract, retain and motivate superior executive talent while maintaining an appropriate cost structure. In addition, our compensation programs are designed to link a substantial component of our executives' compensation to the achievement of performance goals that directly correlate to the enhancement of shareholder value. Finally, our compensation programs are designed to have the right balance of short and long-term compensation elements to ensure an appropriate focus on operational objectives and the creation of long-term value.

To accomplish these objectives, the Board of Directors has structured our compensation programs to include the following key features and compensation elements:

•         base salaries, which generally are set below the median of our peer group companies and take into consideration the Company’s cash flow and revenues;

•         equity-based compensation, which aligns our executives' interests with those of our shareholders and promotes executive retention; and

•         in most cases, both our performance-based and service-based restricted share units will provide for vesting over four years, thereby promoting the enhancement of long-term shareholder value and executive retention.

The Board also generally seeks to compensate its executives through determinable base cash salaries that are sensitive to the company’s cash resources but that also provide for motivational incentive and maintain continuity of management.  In addition, executives are given equity awards to reward performance based on the company’s growth and economic achievements. The Board does not maintain fixed policies for allocating among current and long-term compensation or among cash and non-cash compensation. Instead, the Board maintains flexibility and adjusts different elements of compensation based upon its evaluation of the key compensation goals set forth above.

The Board seeks to maintain a balance among fixed and variable compensation, cash and equity, and annual and longer-term incentive compensation to mitigate the risk arising from any element of compensation. While compensation levels may differ among NEOs based on competitive factors, and the performance, job criticality, experience and skill set of each specific NEO, there are no material differences in the compensation philosophies, objectives or policies for our NEOs. We do not maintain a policy regarding internal pay equity.

Compensation Committee

Financial Statements

We currently do not have a standing compensation committee of our Board of Directors at the current time, which is again due to the size of our operations. As our company grows, we plan to establish a compensation committee to address this specific area.  The functions of a compensation committee are currently being performed by our three-member Board.

Independent Consultants and Advisors

The Board has the authority to retain and terminate any independent, third-party compensation consultants and to obtain advice and assistance from internal and external legal, accounting and other advisors. During our 2011 fiscal year, the Board engaged the EMCI/Hanover Group (“EMCI”), an independent third-party, as its independent adviser for certain executive compensation matters. EMCI was retained by the Board to provide an independent review of the company's executive compensation programs, including an analysis of both the competitive market and the design of the programs. More specifically, EMCI furnished the Board with letter reporting on the fairness of the employment contracts entered into with our chief executive officer and chief financial, which he reported as both fair and necessary to provide for continuity of management, motivational incentive and economic reward, given the progress of the company for the last two fiscal years. The company paid EMCI $1,000.00 for its consulting services related to the above mentioned advisory services.

Role of Executive Officers in Compensation Decisions

Since our Board is composed of our chief executive officer and our chief financial officer, our executives are directly involved in all facets of our compensation structure and in the implementation of the long-term executive agreements entered into with our chief executive officer and our chief financial officer.  However, in determining the fairness, which took into account the company’s revenue growth and the benefit to our shareholders in providing continuity of management at this critical stage in the company’s growth makes, the considerations and recommendations of the third independent Board member and the EMCI were heavily weighted.

Fiscal Year 2010 and 2011 Executive Compensation

Summary of Fiscal Year 2010 and 2011 Compensation Decisions

The company achieved significant growth in revenue, as well as in adjusted and GAAP operating income, net income and earnings per share. We realized strong revenue growth across all of our market segments, maintaining a diversified and balanced business portfolio. As a result of the company's excellent performance in fiscal year 2010, we decided in 2011 to enter into long-term employment agreement with our CEO and CFO to ensure continuity of management. The agreements are discussed in this proxy statement under the heading entitled “Executive Employment Agreements.”

Elements of Compensation

We may allocate compensation among the following components for our named executive officers:

•         base salary;

•         annual incentive bonus awards;

•         performance-based and service-based stock incentive awards;

•         performance based deferred compensation; and

•         other benefits.

As discussed above, a key element of our compensation philosophy is that a significant portion of executive compensation is comprised of long-term elements that encourage our executives to stay with the company, which we believe provides for a stable working environment that ultimately benefits our shareholders

Other Benefits

Executive officers are eligible to participate in all of the company's employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.

Termination and Change of Control Arrangements

Our CEO and CFO are entitled to certain termination and change of control benefits under their employment agreements. These benefits are described and quantified under the section entitled "Executive Compensation—Potential Payments Upon Termination or Change of Control."

Compensation Risk Assessment

With the assistance of EMCI, the Board reviewed our compensation policies and practices and determined that our compensation programs do not encourage excessive or inappropriate risk-taking. While, a majority of the Board is comprised of our executive officers, the Board believes that the design and mix of our compensation programs appropriately encourage our executive and senior officers to focus on the creation of long-term shareholder value. In its review, the Board noted the following features:

Financial Statements

•         base salaries, which generally are set below the median of our peer group companies and take into consideration the Company’s cash flow and revenues;

•         equity-based compensation, which aligns our executives' interests with those of our shareholders and promotes executive retention; and

•         in most cases, both our performance-based and service-based restricted share units will provide for vesting over four years, thereby promoting the enhancement of long-term shareholder value and executive retention.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2009, 2010 and 2011 compensation for:

•         Kambiz Mahdi, our Chief Executive Officer; and

•         John Bennett, our Chief Financial Officer; and

The executive officers included in the Summary Compensation Table are referred to in this proxy statement as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled "Compensation Discussion and Analysis.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)(4)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kambiz Mahdi (1)	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Executive Officer	2010	$ 45,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 45,000
	2011	$114,222 -	$ -	$ -	$ -	$ -	$ -	$ -	$114,222-

John Bennett (2)	2009	$ 112,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
Chief Financial Officer	2010	$112,000	$ -	$ 5,000	$ -	$ -	$ -	$ -	$ 117,000
	2011	$ 112,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000

1)       Information for fiscal year 2008 is not included for Mr. Mahdi, who was appointed as the chief executive officer during fiscal year. In 2009 Mr. Mahdi did not take or accrue any salary. In 2010, Mr. Mahdi accrued $45,000 in salary and as of December 31, 2011 the outstanding balance owed is $21,500.

2)       For the years 2009, 2010 and 2011, Mr. Bennett took a voluntary pay cut of 20% from $140,000 to $112,000.

3)       For 2012, Mr. Mahdi’s salary will be $150,000, pursuant to his employment agreement.  Mr. Bennett’s salary for 2012 will be at $140,000 and will receive 1,000,000 shares of common stock per quarter, pursuant to his employment agreement.

4)       There were no bonuses paid or accrued for any executives for fiscal years 2009, 2010 and 2011.

5)       Mr. Bennett was granted 1,000,000 shares of restricted common stock valued at .005 ($5,000) as additional compensation. These shares were issued in 2011. Stock awards consist of service-based and performance-based restricted share unit awards. The

Financial Statements

amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the grant date fair value for grants made by us in fiscal years 2010, calculated in accordance with FASB ASC Topic 718. There were no stock awards granted to the named executive officers in fiscal year 2009. For additional information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled "Stock-Based Compensation" under Note 2 to our audited consolidated financial statements provided herein.

6)       Mr. Bennett was issued an option to purchase 300,000 shares of our common stock on February 8, 2007 at $0.173 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2010, Mr. Bennett has not exercised his option grants.

Outstanding Equity Awards at 2010 Fiscal Year-End

        The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2011.

	Option Awards				Stock Awards
							Equity	Equity
							Incentive	Incentive
							Plan Awards:	Plan Awards:
					Number	Market	Number of	Market or
	Number of	Number of			of Shares	Value of	Unearned	Payout Value
	Securities	Securities			or Units	Shares or	Shares, Units	of Unearned
	Underlying	Underlying			of Stock	Units of	or Other	Shares, Units
	Unexercised	Unexercised	Option		That	Stock That	Rights That	or Other
	Options	Options	Exercise	Option	Have Not	Have Not	Have Not	Rights That
	Exercisable	Unexercised	Price	Expiration	Vested	Vested	Vested	Have Not
Name	(#) (1)	(#)	($)	Date	(#)	($)	(#)	Vested ($)
Kambiz Mahdi	—	—	—	—	—	—	—	—
John Bennett	300,000	—	0.173	February 8, 2017	—	—	—	—
	300,000	—	0.033	February 8, 2017	—	—	—	—

_______________

(1) Mr. Bennett was issued an option to purchase 300,000 shares of our common stock on February 8, 2007 at $0.173 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2010, Mr. Bennett has not exercised his option grants.

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

Financial Statements

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2010, 2009 and 2008 we had $5,000, $0 and $13,000, respectively, in share based expense to executives.  For the year ended December 31, 2011, we had $0 in non-vested expense to be recognized.

Executive Employment Agreements

On September 1, 2011, the Board approved long-term executive employment agreements with our Chief Executive Officer, Kambiz Mahdi and Chief Financial Officer John Bennett, for a period of five years from execution, unless terminated earlier pursuant to the terms of their respective agreements.

Mr. Mahdi will receive an annual compensation of $150,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. In addition, Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

Mr. Bennett will receive an annual compensation of $140,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. Additionally, Mr. Bennett will receive $40,000, payable in 8,000,000 shares of the company’s common stock at $.005 per share, as a retention bonus. The shares will be issued at the rate of 1,000,000 shares per quarter, on the 15th day of each quarter, commencing on September 15, 2011 and continuing for the following seven quarters. Mr. Bennett will also receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

Potential Payments upon Termination or Change of Control

Severance Benefits

Mr. Mahdia will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

Mr. Bennett will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 30, 2012, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 197,659,056 shares of our common stock outstanding as of March 30, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Financial Statements

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

Kambiz Mahdi(2)	69,959,347	35%
John Bennett(3)	2,620,924	1.30%
Shervin Talieh	500,000	*
Bijan Israel(4)	69,959,347	35%
All directors and officers as a group (3 persons)	73,080,271	71.30%

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Probe Manufacturing, Inc., 17475 Gillette Ave., Irvine, California 92614.

(2)	The shares of common stock are held directly by the Kambiz and Bahareh Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

(3)

On March 18, 2011, Mr. Bennett purchased 1,020,924 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.0048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 1,000,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2010. In addition Mr. Bennett was issued an option to purchase 300,000 shares of our common stock on February 8, 2007 at $0.173 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2011, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he will be granted 8,000,000 shares of the Company's common stock over the next eight quarters.

(4)	The shares of common stock are held directly by the Bijan and Sima Israel Family Trust and indirectly by Bijan Israel and Sima Israel, Trustees.

None of the above shares have been pledged as security.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a three-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, only one of our directors can be deemed an “independent director.”

While our stock is not listed on the New York Stock Exchange, our independent director would qualify as independent under the rules of the New York Stock Exchange.

Review of Related Person Transactions

Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors, such as:

•         Business transaction between the company and any executive are prohibited, unless otherwise approved by the Board;

•         Activities that may interfere with an executive’s performance in carrying out company responsibilities;

•         Activities that call for the use of the company’s influence, resources or facilities; and

•         Activities that may discredit the name or reputation of the company.

We have various procedures in place to identify potential related person transactions, and the Board of Directors and a separate compliance committee work together in reviewing and considering whether any identified transactions or

Financial Statements

relationships are covered by the Code of Business Conduct and Ethics. A copy of the company's Code of Business Conduct and Ethics on the Corporate Governance is on our website at www.probeglobal.com.

Transactions with Related Persons

For the years ended December 31, 2010 and 2011, the company had the transactions which involved related persons:

•         On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of %15 percent per annum.  This note required the payment of a 12% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel, B&S Development Group, LLC’s managing partner, is one of our largest shareholders; beneficially owning of the company at 69,959,347 shares. On February 17, 2010 the balance of this note was paid in full.  As of December 31, 2011 the outstanding balance was zero.

•         Our chief executive officer was a supplier of parts and had dealings with current and former customers of our company; however, our board of directors has approved such transactions of our chief executive officer.

Item 14.    Principal Accounting Fees and Services.

W.T. Uniack & Co, CPA’s, P.C. has served as our independent registered public accounting firm since November 10, 2008 and audited our financial statements for the period for the year ended December 31, 2010 and December 31, 2011.

The following table lists the fees for services billed by our independent registered public accounting firm in 2010 and 2011:

Services:	2011	2010
Audit Fees (1)	$ 24,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	985	985
Total	$ 24,985	$ 24,985

(1)

Audit fees billed in 2010 and 2011 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by W.T. Uniack & Co, CPA’s, P.C. for the year ended December 31, 2010 and 2011 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Board of Directors Audit Report to Shareholders

Since we do not have a standing Audit Committee our full Board of Directors oversees our financial reporting process. Our management has the primary responsibility for our financial statements as well as our financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of our financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2010 and December 31, 2011 with management and the independent registered public accounting firm. The Board of Directors has

Financial Statements

discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8 herein.

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

\

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 5th day of April, 2011.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 6, 2012

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Financial Statements

Date: April 6, 2012

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

Date: April 6, 2012

/s/ John Bennett                                   Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 6, 2012

/s/ Shervin Talieh                                 Director

_______________________

By: Shervin Talieh

Date: April 6, 2012

Financial Statements

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Financial Statements

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

_________________

* Filed herewith

** Furnished herewith