Form 10-Q
period 2012-03-31
Probe Manufacturing Inc
filed 2012-05-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

                              ☐ Yes ☑ No

    As of May 9, 2012 there were 198,311,803 shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2012 and the related statements of operations and cash flows for the three month period ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 10, 2012

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-Audited
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$ -	$ 18,349
Accounts receivable - Net	998,777	719,320
Inventory - Net	829,776	693,528
Total Current Assets	1,828,553	1,431,197

Property And Equipment - Net	118,505	127,092

Notes receivable - Net	11,000	11,000
Other Assets	22,217	29,709
Total Assets	$ 1,980,275	$ 1,598,998

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank overdraft	$ 33,905	$ -
Accounts payable - trade	626,028	495,487
Customer Deposits	23,139	23,139
Accrued Expenses	160,660	188,083
Notes Payable - Line of Credit	773,816	545,579
Notes Payable - Related Party	-	-
Notes Payable - Current	8,664	8,664
Total Current Liabilities	1,626,212	1,260,952
Long-Term Debt:
Notes Payable
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,626,212	1,260,952

Stockholders' ( Deficit )
Shares to be issued	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 198,319,056 and 197,659,056 shares issued and outstanding respectively	198,319	197,659
Additional paid-in capital	382,143	379,503
Treasury Stock	(633)	(633)
Accumulated deficit	(225,766)	(238,483)
Total Stockholders' ( Deficit )	354,063	338,046
Total Liabilities And Stockholders' Deficit	$ 1,980,275	$ 1,598,998

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2012	2011

Sales	$ 1,285,868	$ 906,313
Cost of Goods Sold	835,912	647,552
Gross Profit	449,956	258,761

General And Administrative	389,603	217,656
Share Based Expense	3,300	-
Net Profit / (Loss) From Operations	57,053	41,105

Other Income / (Expenses)	-	3,845
Interest Expense	(44,336)	(20,221)
Net Profit / (Loss) Before Income Taxes	12,717	24,729
Income Tax Expense	-	-
Net Profit / (Loss)	$ 12,717	$ 24,729

Per Share Information:
Basic weighted average number
of common shares outstanding	198,311,803	184,638,320

Net Profit / (Loss) per common share	$ 0.00	$ 0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	209,960,113	203,639,511

Diluted, Net Profit / (Loss) per common share	$ 0.00	$ 0.00

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2012

	Un-Audited	Un-Audited
	2012	2011
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 12,717	$ 24,727
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,439	8,299
Share based compensation	3,300	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(279,457)	(190,267)
(Increase) decrease in inventory	(136,248)	(84,330)
(Increase) decrease in other assets	7,492	(38,644)
(Decrease) increase in accounts payable	130,541	(19,446)
(Decrease) increase in customer deposits	-	(598)
Other (Decrease) increase in accrued expenses	(27,423)	(59,483)
Net Cash provided / (Used) In Operating Activities	(278,639)	(359,742)

Cash Flows from Investing Activities
Purchase of Property and equipment	(1,852)	-
Cash Flows Used In Investing Activities	(1,852)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	33,905	(47,502)
Proceeds / (Payments) on Line of Credit	228,237	588,277
Proceeds / (Payments) on notes payable	-	(75,000)
Cash Flows Provided / (used) By Financing Activities	262,142	465,775

Net (Decrease) Increase in Cash and Cash Equivalents	(18,349)	106,033

Cash and Cash Equivalents at Beginning of Period	18,349	-

Cash and Cash Equivalents at End of Period	$ -	$ 106,033

Supplemental Information:
Interest Paid	$ 44,174	$ 19,040

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers from our 23,000 sq./ft. facility in Irvine, California and strategic locations worldwide. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, flexible and high quality manufacturing services. We utilize global partnerships to secure the best cost and materials available by providing our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCBA), and box build assemblies.  Some examples of our customer’s finished goods products includes medical devices such as portable ultrasound and electro-stimulation therapy equipment, electronic control units that help vehicles run on natural gas, electronic control units for precision laser welding equipment, PCB’s for landing gear systems and flap controllers, RFID products, Industrial sensors  and devices for defense industry.

Our vision is to be the preeminent manufacturing foundry for startups and technological innovators, while expanding our low cost and scalable domestic operations leveraging global opportunities.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

technology onshore and managed offshore manufacturing; and (v) global relationships and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2012, we had a net profit of $12,717 a working capital surplus of $202,341 and a shareholder surplus of $354,063; we had an accumulated deficit of $(225,766) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on April 9, 2012.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2012, we had a reserve for potentially un-collectable accounts of $20,000.  Five customers accounted for approximately 73% of accounts receivable at March 31, 2012 and no one customer accounted for 22% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2012, we had a reserve for potentially obsolete inventory of $165,000.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2012, we had outstanding common stock shares of 198,319,056 used in the calculation of basic earnings per share. Basic Weighted average common stock  shares and equivalents for the three months ended March 31, 2012, was 198,311.803. As of March 31, 2012, we had outstanding warrants to purchase 10,682,955 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 4,250,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2012, was 209,960,113.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Research and Development

For the three months ended March 31, 2012 and 2011, respectively, we expensed zero for research and development.

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

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(238,482) and a deferred tax asset of $81,084 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $76,760.

March 31, 2012
Deferred Tax Asset	$ 76,760
Valuation Allowance	(76,760)
Deferred Tax Asset (Net)	$ -

3.  Inventory.

Inventories by major classification were comprised of the following as of:

	March 31, 2012	December 31, 2011
Raw Material	693,893	601,214
Work in Process	298,442	249,872
Finished Goods	2,441	2,441
Total	994,776	853,528
Less Reserve for excess or obsolete inventory	(165,000)	(160,000)
Total Inventory	829,776	693,528

4.  Property and Equipment

Property and equipment were comprised of the following at:

	March 31, 2012	December 31, 2011
Furniture and fixtures	$ -	$ -
Equipment	2,009,911	2,008,059

Total	2,009,911	2,008,059
Accumulated Depreciation	(1,891,406)	(1,880,967)
Net Fixed Assets	$ 118,505	$ 127,092

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5.  Accrued Expenses

Accrued expenses were comprised of the following at:

	March 31, 2012	December 31, 2011

Accrued Wages	$ 58,832	$ 89,704
Accrued Interest	3,812	3,552
Accrued Other	6,935	3,345
State Income Tax Payable	6,238	14,638
Accrued Rent	50,190	52,190
Accrued Vacation	34,653	24,654
Total Accrued Expenses	$ 160,660	$ 188,083

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

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2012 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2011 the outstanding balance was $4,332.

Related Party – Notes payable

None.

8.  Commitments and Contingencies

Operating Rental Leases

On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009.  The facility is approximately 23,000 square feet and is located at 17475 Gillette Avenue, Irvine CA, 92614.  Subsequently on March 28, 2011, we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commenced on April 1, 2011 and continues through year five.  The amended lease has the following payments:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
1	$7,880	$7,880
2	$9,850	$10,650
3	$10,835	$11,715
4	$11,820	$12,780
5	$12,805	$13,845

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

During the three months ended March 31, 2012 we did not issue any capital stock.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2012 there were 198,319,056 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights. There were also an additional 4,250,000 shares of common stock that were authorized but un-issued as of March 31, 2012, for key individuals.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all shares preferred stock has been converted into common stock and there were no outstanding preferred shares as of March 31, 2012.

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

As of March 31, 2012, we had repurchased 115,000 shares of our common stock.

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

Series E – Common Stock warrants

Subsequently on April 8, 2011, we issued 3,000,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (3,000,000 total shares) at $0.05 per share. The Series E Warrants will expire on April 8, 2016.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants Activity for the Period and Summary of Outstanding Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2009	14,247,330	0.38	14,247,330	0.38
Granted	-	-	-	-
Expired C - Warrants	600,000	0.27	600,000	0.27
Exercised	-	-	-
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	3,000,000	0.05	3,000,000	0.05
Expired	5,964,375	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding December 31, 2011	10,682,955	0.31	10,682,955	0.31
Granted	-	0.05	3,000,000	0.05
Expired	-	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding March 31, 2012	10,682,955	0.31	7,718,580	0.31

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33		$0.33	Expired	-	$0.33
0.50	5,964,375	$0.50	0.21	5,964,375	$0.50
$0.13		$0.13	Expired		$0.13
0.13	1,718,580	$0.13	0.60	1,718,580	$0.13
0.05	3,000,000	$0.05	4.02	3,000,000	$0.05
Total	10,682,955	$0.31		10,682,955	$0.31

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2012, there were 194,780 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011. As of December 31, 2012 the balance of the outstanding options under this plan is 600,000.

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

On April 7, 2011 our board of directors approved  the Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan to assist in attracting and retaining highly competent employees, directors and consultants to act as an incentive in motivating selected employees, directors and consultants of the Company to achieve long-term corporate objectives and to enable stock-based and cash-based incentive awards to qualify as performance-based compensation for purposes of the tax deduction limitations under Section 162(m) of the Code.

As of March 31, 2012 we have issued 6,000,000 shares pursuant to our 2011 Omnibus Incentive Plan.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

10.  Related Party Transactions

Kambiz Mahdi our Chief Executive Officer owns Billet Electronics, which is an independent distributor of electronic components.  From time to time we purchase parts from Billet Electronics. Pursuant to our Code of Ethics, our board of directors approved such related party transaction.

11.  Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers from our 23,000 sq./ft. facility in Irvine, California and strategic locations worldwide. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, automotive, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, low risk, flexible and high quality manufacturing services. We utilize global partnerships to secure the best cost and materials available by providing our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include surface mount and through-hole assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCBA), and box build assemblies.  Some examples of our customer’s finished goods products includes medical devices such as portable ultrasound and electro-stimulation therapy equipment, electronic control units that help vehicles run on natural gas, electronic control units for precision laser welding equipment, PCB’s for landing gear systems and flap controllers, RFID products, Industrial sensors and devices for defense industry.

Our vision is to be the preeminent manufacturing foundry for startups and technological innovators, while expanding our low cost and scalable domestic operations leveraging global opportunities.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2012, we had a net profit of $12,717, a working capital surplus of $202,341 and a shareholder surplus of $354,063; we had an accumulated deficit of $(225,766) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

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

Probe Manufacturing, Inc.
Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2012	2011

Sales	$ 1,285,868	$ 906,313
Cost of Goods Sold	835,912	647,552
Gross Profit	449,956	258,761

General And Administrative	389,603	217,656
Share Based Expense	3,300	-
Net Profit / (Loss) From Operations	57,053	41,105

Other Income / (Expenses)	-	3,845
Interest Expense	(44,336)	(20,221)
Net Profit / (Loss) Before Income Taxes	12,717	24,729
Income Tax Expense	-	-
Net Profit / (Loss)	$ 12,717	$ 24,729

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	March 31,	December 31,
	2012	2011
. .
Working Capital	$ 202,341	$ 170,245
Total Assets	1,980,275	1,598,998
Long term Debt	-	-
Stockholder Equity	$ 354,063	$ 338,046

Summary of Results:

For the three month period ended March 31, 2012, we had a net profit of $12,717 compared to net profit of $24,729 for the same period in 2011.

For the three months ended March 31, 2012, our revenue was $1,285,868 compared to $906,313 for the same period in 2011, due to increased orders within existing accounts and we added 6 new customers in 2011.

For the three months ended March 31, 2012, our administrative expense was $389,603 compared to $217,656 for the same period in 2011.

For the three months ended March 31, 2012, our operating income was $57,053 compared $41,105 for the same period in 2011.

Key performance indicators for the three months ended March 31:

	2012	2011
Inventory Turns	4.87	4.03
Days Sales in Backlog	153	228
Days Receivables Outstanding	59	70
Days Payables Outstanding	69	72

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2012. For the three months ended March 31, 2012, our inventory turns were 4.87 compared to 4.03 for the same period in 2011.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2012, days sales in backlog was 153 days compared to 228 days for the same period in 2011.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months period ended March 31, 2012, days receivables outstanding was 59 days compared to 70 days for the same period in 2011.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months period ended March 31, 2012, days payable outstanding was 69 days compared to 72 days for the same period in 2011.

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

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on April 9, 2012.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2012, we had a reserve for potentially un-collectable accounts of $20,000.  Five customers accounted for approximately 73% of accounts receivable at March 31, 2012 and no one customer accounted for 22% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value.  Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2012, we had a reserve for potentially obsolete inventory of $165,000  .

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2012, we had outstanding common stock shares of 198,319,056 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the three months ended March 31, 2012, was 198,311,803. As of March 31, 2012, we had outstanding warrants to purchase 10,682,955 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 4,250,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2012, was 260,960,113.

Research and Development:

For the three months ended March 31, 2012 and 2011 respectively, we expensed zero for research and development.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended, March 31, 2012 and 2011, we recognized $0 and $0, respectively, in share based amortization expense, due to the issuance of our options and warrants. We also had $0 in non-vested expense as of March 31, 2012to be recognized over the next year.  For the three months ended, March 31, 2012 and 2011 we also recognized $0 and $0 respectively in share based expense due to the authorization to issue 1,250,000 shares of common stock to key individuals, which were unissued as of March 31, 2012.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(238,482) and a deferred tax asset of $81,084 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However due to uncertainty of future events we have booked valuation allowance of  $76,760.

March 31, 2012
Deferred Tax Asset	$ 76,760
Valuation Allowance	(76,760)
Deferred Tax Asset (Net)	$ -

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

Probe Manufacturing, Inc.
Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010

Sales	100%	100%
Cost Of Goods Sold	65%	71%
Gross Profit	35%	29%

General And Administrative	30.3%	24%
Share Based Compensation	0%	0%
Net Profit / (Loss) From Operations	4%	5%

Other Income / (Expenses)	0%	0%
Interest Expense	-3%	-2%
Net Profit / (Loss) Before Income Taxes	1%	3%
Income Tax Expense	0%	0%
Net Profit / (Loss)	1%	3%

Net Sales

For the three month period ended March 31, 2012, our revenue was $1,285,868 compared to $906,313 for the same period in 2011.

Major Customers

Our top five customers accounted for approximately 73% of our net sales for the three month period ended March 31, 2012, compared to 61%, for the same period in 2011. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three month period ended March 31, 2012, our gross profits were 35% and 29% in the same period in 2011. This was caused primarily due to increased overtime in the first quarter of 2011 to meet the increased production demand.

For the three month period ended March 31, 2012, our cost of goods sold was 65% compared to 71% for the same period in 2011, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the three month period ended March 31, 2012, our SG&A expense was 30.3% compared to 24% for the same period in 2011.  This decrease is primarily due to the increase in revenue.  Although the percentage has decreased from the previous year the dollar amount of fixed expenses has increased due to the increase in rent and salaries.

Net Income/ (Loss) from operations

For the three month period ended March 31, 2012, our net income from operations was 5% compared to a 4% for the same period in 2011.

For the three month period ended March 31, 2012, our interest expense was ($44,336) compared to ($20,221) for the same period in 2011, this was to due to the interest generated from our accounts receivable financing line referenced in Note 7.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the three months ended March 31, 2012

	2012	2011
Net Cash provided / (Used) In Operating Activities	$ (278,639)	$ (359,742)
Cash Flows Used In Investing Activities	(1,852)	-
Cash Flows Provided / (used) By Financing Activities	262,142	465,775
Net (Decrease) Increase in Cash and Cash Equivalents	$ (18,349)	$ 106,033

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

Capital Requirements for long-term Obligations

Capital Requirements for long-term Obligations	2012	2013
Notes - Payable	$8,664	$ 0
Total	$8,664	$ 0

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 31, 2012, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2012, we had a net profit of $12,717, a working capital surplus of $202,341 and a shareholder surplus of $354,063; we had an accumulated deficit of $(225,766) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) continue to generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of March 31, 2012, we had current liabilities of $1,626,212 Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 14, 2012

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 14, 2012

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (are numbered in accordance with Item 601 of Regulation S-K).

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

4.12 Amended Series B Warrant Purchase Agreement (included as exhibit 4.2 to Form 8-K filed on November 10, 2008 and incorporated herein by reference)

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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