Form 10-Q
period 2012-06-30
Probe Manufacturing Inc
filed 2012-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

                              ☐ Yes ☑ No

    As of August 13, 2012 there were 198,319,056 shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2012 and the related statements of operations and cash flows for the three and six month period ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 13, 2012

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-Audited
	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$ 29,799	$ 18,349
Accounts receivable - net	999,170	719,320
Inventory	753,975	693,528
Total Current Assets	1,782,944	1,431,197

Property And Equipment - Net	117,881	127,092

Notes receivable	11,000	11,000
Other Assets	36,541	29,709
Total Assets	$ 1,948,366	$ 1,598,998

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable - trade	569,776	518,626
Accrued Expenses	147,245	188,083
Notes Payable - Line of Credit	787,165	545,579
Notes Payable – Related Party - Current	8,664	8,664
Total Current Liabilities	1,512,850	1,260,952
Long-Term Debt:
Notes Payable
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,512,850	1,260,952

Stockholders' ( Deficit )
Common stock, $.001 par value; 400,000,000 shares authorized; 198,319,056 and 195,888,320 shares issued and outstanding respectively	198,319	197,659
Additional paid-in capital	392,143	379,503
Treasury Stock	(633)	(633)
Accumulated deficit	(154,313)	(238,483)
Total Stockholders' ( Deficit )	435,516	338,046
Total Liabilities And Stockholders' Deficit	$ 1,948,366	$ 1,598,998

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2012 and 2011 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2012	2011	2012	2011

Sales	$ 1,603,285	$ 1,164,312	$ 2,889,153	$ 2,070,625
Cost of Goods Sold	1,143,532	821,584	2,064,648	1,487,083
Gross Profit	459,753	342,728	824,505	583,542

General And Administrative	325,266	266,948	629,663	466,657
Share Based Compensation	10,000	16,092	13,300	16,092
Net Profit / (Loss) From Operations	124,487	59,688	181,542	100,793

Other Income / (Expenses)	133	5,072	230	8,917
Interest Expense	(53,167)	(32,548)	(97,601)	(52,770)
Net Profit / (Loss) Before Income Taxes	71,453	32,212	84,171	56,940
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 71,453	$ 32,212	$ 84,171	$ 56,940

Per Share Information:
Basic weighted average number
of common shares outstanding	198,319,056	189,179,529	198,315,430	186,921,469

Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	204,154,394	206,930,720	204,107,837	204,574,587

Diluted, Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,

	Un-Audited	Un-Audited
	2012	2011
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 84,171	$ 56,940
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,884	16,698
Share based compensation	13,300	16,092
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(279,850)	(287,936)
(Increase) decrease in inventory	(60,447)	(108,112)
(Increase) decrease in other assets	(6,832)	(24,668)
(Decrease) increase in accounts payable	51,150	(26,953)
Other (Decrease) increase in accrued expenses	(40,838)	(51,051)
Net Cash provided / (Used) In Operating Activities	(218,463)	(408,990)

Cash Flows from Investing Activities
Purchase of Equipment	(11,673)	-
Cash Flows Used In Investing Activities	(11,673)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(47,502)
(Decrease) increase in advances line of credit	241,586	561,482
Proceeds / (Payments) on notes payable	-	(75,000)
Cash Flows Provided / (used) By Financing Activities	241,586	438,980

Net (Decrease) Increase in Cash and Cash Equivalents	11,450	29,990

Cash and Cash Equivalents at Beginning of Period	18,349	-

Cash and Cash Equivalents at End of Period	$ 29,799	$ 29,990

Supplemental Information:
Interest Paid	$ 97,351	$ 52,169

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the Six months ended June 30, 2012, we had a net profit of $84,169 a working capital surplus of $270,094 and a shareholder surplus of $435,516; we had an accumulated deficit of $(154,313) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and maintain profitability.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Cash and cash equivalents consisted of the following as of:

	June 30, 2012	December 31, 2011
Cash and bank balances	$ 29,799	$ 18,349

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accounts Receivable

We grant credit to its customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2012, we had a reserve for potentially un-collectable accounts of $31,000.  Five customers accounted for approximately 74% of accounts receivable at June 30, 2012 and no one customer accounted for 23% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2012, we had a reserve for potentially obsolete inventory of $160,000.

Inventories by major classification were comprised of the following as of:

	June 30, 2012	December 31, 2011
Raw Material	725,072	601,214
Work in Process	186,462	249,872
Finished Goods	2,441	2,441
Total	913,975	853,528
Less Reserve for excess or obsolete inventory	(160,000)	(160,000)
Total Inventory	753,975	693,528

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Property and equipment were comprised of the following at:

	June 30, 2012	December 30, 2011
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,949,490	1,937,815
Leasehold improvements	36,686	36,686
Total	2,019,9 34	2,008,059
Accumulated Depreciation	(1,901,853)	(1,880,967)
Net Fixed Assets	$ 117,881	$ 127,092

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

Research and Development

For the Six months ended June 30, 2012 and 2011, respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3. Share Based Compensation

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the Six months ended, June 30, 2012 and 2011 we recognized $13,300 and $16,092 respectively

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	June 30,		June 30,
	2012	2011	2012	2011

Stock based compensation expense	$ 10,000	$ 16,092	$ 13,300	$ 16,092

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of June 30, 2012, we had outstanding common stock shares of 198,319,056 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the Six months ended June 30, 2012, were 198,311.803. As of June 30, 2012, we had outstanding warrants to purchase 4,718,580 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 2,000,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the Six months ended June 30, 2012, was 204,107,837.

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$ 71,453	$ 32,212	$ 84,169	$ 56,940
Shares used in computation:
Weighted-average ordinary shares outstanding	198,319,056	189,179,529	198,315,430	186,921,469
Basic earnings per share	0.00	0.00	0.00	0.00

Diluted earnings per share:
Net income	$ 71,453	$ 32,212	$ 84,169	$ 56,940
Shares used in computation:
Weighted-average ordinary shares outstanding	198,319,056	189,179,529	198,315,430	186,921,469
Weighted-average ordinary share equivalents from stock options, warrants and awards	5,874,938	17,751,191	5,831,789	17,653,118
Weighted-average ordinary shares and ordinary share equivalents outstanding	204,154,394	206,930,720	204,107,387	204,574,587
Diluted earnings per share	0.00	0.00	0.00	0.00

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(238,482) and a deferred tax asset of $81,084 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $52,466.

June 30, 2012
Deferred Tax Asset	$ 52,466
Valuation Allowance	(52,466)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

	June 30, 2012	December 31, 2011

Accrued Wages	$ 70,426	$ 89,704
Accrued Interest	4,062	3,552
Accrued Other		3,345
State Income Tax Payable	-	14,638
Accrued Rent	48,190	52,190
Accrued Vacation	24,567	24,653
Total Accrued Expenses	$ 147,245	$ 188,082

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Additionally, provided there does not exist an event of default under the ARPA or the rider thereto (the “Rider”), FWC may make advances to or for the benefit of the company  in an aggregate amount up to and not to exceed  $250,000.00 from time to time during the term of the Rider and upon our request therefore, which advances shall be subject to all of the terms and conditions of the ARPA and shall be revolving consisting of advances against our  eligible inventory as defined in the Rider as follows: (i) the advances against eligible inventory, at FWC’s discretion, will be in amounts up to the sum 50% of all eligible inventory; provided, however, the advances against eligible inventory shall at no time exceed 33% of the net outstanding purchased accounts under the ARPA plus the outstanding amount due, or net funds employed, from advances made on eligible inventory within conditions contained within the Rider. The

Related Party – Notes payable

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2012 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2011 the outstanding balance was $4,332.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

During the Six months ended June 30, 2012 we did not issue any capital stock, however we accrued for 2,000,000 shares to be issued

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2012 there were 198,319,056 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights. There were also an additional 4,250,000 shares of common stock that were authorized but un-issued as of June 30, 2012, for key individuals.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all shares preferred stock has been converted into common stock and there were no outstanding preferred shares as of June 30, 2012.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The company's Board of Directors authorized the repurchase plan because it believes recent market conditions may have caused the Company's common stock to be undervalued. The timing and number of any shares repurchased will depend on the terms and conditions of the plan and no assurance can be given that any specific amount of common stock will be repurchased.

As of June 30, 2012, we had repurchased 115,000 shares of our common stock.

Warrants

Series A - Common Stock Warrants

We currently have 1,192,875 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $0.33 per share.  The Series A Warrants expired on November 15, 2011.

Series B - Common Stock Warrants

We currently have 1,192,875 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (5,964,375 total shares) at $0.50 per share.  The Series B Warrants expired on May 15, 2012.

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

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warrants Activity for the Period and Summary of Outstanding Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2010	13,647,330	0.38	13,647,330	0.38
Granted	3,000,000	0.05	3,000,000	0.05
Expired	5,964,375	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding December 31, 2011	10,682,955	0.31	10,682,955	0.31
Granted	-	0.05	3,000,000	0.05
Expired	-	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding March 31, 2012	10,682,955	0.31	7,718,580	0.31
Granted	-	0.05	3,000,000	0.05
Expired	5,964,375	0.33	5,964,375	0.33
Exercised	-	-	-
Outstanding June 30, 2012	4,718,580	0.08	4,754,205	0.31

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.33		$0.33	Expired	-	$0.33
0.50	-	$0.50	Expired	-	$0.50
$0.13		$0.13	Expired		$0.13
0.13	1,718,580	$0.13	0.35	1,718,580	$0.13
0.05	3,000,000	$0.05	3.77	3,000,000	$0.05
Total	4,718,580	$0.08		4,718,580	$0.08

PROBE MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2012, there were 194,780 outstanding options under this plan.

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

As of June 30, 2012 we have issued 6,000,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2012 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2011 the outstanding balance was $4,332.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the Six months ended June 30, 2012, we had a net profit of $84,169 a working capital surplus of $270,094 and a shareholder surplus of $435,516; we had an accumulated deficit of $(154,313) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and maintain profitability.

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
June 30, 2012 and 2011 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2012	2011	2012	2011

Sales	$ 1,603,285	$ 1,164,312	$ 2,889,153	$ 2,070,625
Cost of Goods Sold	1,143,532	821,584	2,064,648	1,487,083
Gross Profit	459,753	342,728	824,505	583,542

General And Administrative	325,266	266,948	629,663	466,657
Share Based Compensation	10,000	16,092	13,300	16,092
Net Profit / (Loss) From Operations	124,487	59,688	181,542	100,793

Other Income / (Expenses)	133	5,072	230	8,917
Interest Expense	(53,167)	(32,548)	(97,601)	(52,770)
Net Profit / (Loss) Before Income Taxes	71,453	32,212	84,171	56,940
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 71,453	$ 32,212	$ 84,171	$ 56,940

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	June 30,	December 31,
	2012	2011

Working Capital	$ 270,094	$ 170,245
Total Assets	1,948,366	1,598,998
Long term Debt	-	-
Stockholder Equity	$ 435,516	$ 338,046

Summary of Results:

For the three and six month period ended June 30, 2012, we had a net profit of $71,453 and $84,169 compared to net profit of $32,212 and 56,940 for the same periods in 2011.

For the three and six months ended June 30, 2012, our revenue was $1,603,285 and $2,889,153 compared to $1,164,312 and $2,070,625 for the same period in 2011, due to increased orders within existing accounts and we added 3 new customers in 2012.

For the three and six months ended June 30, 2012, our administrative expense was $325,266 and $629,663 compared to $266,948 and $466,657 for the same period in 2011.

For the three six months ended June 30, 2012, our operating income was $124,487 and 181,540 compared $59,688 and $100,793 for the same period in 2011.

Key performance indicators for the six months ended June 30:

	2012	2011
Inventory Turns	5.71	5.42
Days Sales in Backlog	176	226
Days Receivables Outstanding	53	48
Days Payables Outstanding	47	50

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended June 30, 2012. For the three months ended June 30, 2012, our inventory turns were 5.71 compared to 5.42 for the same period in 2011.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended June 30, 2012, days sales in backlog was 176 days compared to 226 days for the same period in 2011.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months period ended June 30, 2012, days receivables outstanding was 53 days compared to 48 days for the same period in 2011.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months period ended June 30, 2012, days payable outstanding was 47 days compared to 50 days for the same period in 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Cash and cash equivalents consisted of the following as of:

	June 30, 2012	December 31, 2011
Cash and bank balances	$ 29,799	$ 18,349

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2012, we had a reserve for potentially un-collectable accounts of $31,000.  Five customers accounted for approximately 74% of accounts receivable at June 30, 2012 and no one customer accounted for 23% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2012, we had a reserve for potentially obsolete inventory of $160,000.

Inventories by major classification were comprised of the following as of:

	June 30, 2012	December 31, 2011
Raw Material	725,072	601,214
Work in Process	186,462	249,872
Finished Goods	2,441	2,441
Total	913,975	853,528
Less Reserve for excess or obsolete inventory	(160,000)	(160,000)
Total Inventory	753,975	693,528

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

Property and equipment were comprised of the following at:

	June 30, 2012	December 30, 2011
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,949,490	1,937,815
Leasehold improvements	36,686	36,686
Total	2,019,734	2,008,059
Accumulated Depreciation	(1,901,853)	(1,880,967)
Net Fixed Assets	$ 117,881	$ 127,092

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

Research and Development

For the Six months ended June 30, 2012 and 2011, respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

3. Share Based Compensation

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the Six months ended, June 30, 2012 and 2011 we recognized $13,300 and $16,092 respectively

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	June 30,		June 30,
	2012	2011	2012	2011

Stock based compensation expense	$ 10,000	$ 16,092	$ 13,300	$ 16,092

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of June 30, 2012, we had outstanding common stock shares of 198,319,056 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the Six months ended June 30, 2012, were 198,311.803. As of June 30, 2012, we had outstanding warrants to purchase 4,718,580 additional common stock shares, options to purchase 1,103,861 additional common stock shares and common stock shares to be issued of 2,000,000, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the Six months ended June 30, 2012, was 204,107,439.

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$ 71,453	$ 32,212	$ 84,169	$ 56,940
Shares used in computation:
Weighted-average ordinary shares outstanding	198,319,056	189,179,529	198,315,430	186,921,469
Basic earnings per share	0.00	0.00	0.00	0.00

Diluted earnings per share:
Net income	$ 71,453	$ 32,212	$ 84,169	$ 56,940
Shares used in computation:
Weighted-average ordinary shares outstanding	198,319,056	189,179,529	198,315,430	186,921,469
Weighted-average ordinary share equivalents from stock options, warrants and awards	5,874,938	17,751,191	5,831,789	17,653,118
Weighted-average ordinary shares and ordinary share equivalents outstanding	204,154,394	206,930,720	204,107,837	204,574,587
Diluted earnings per share	0.00	0.00	0.00	0.00

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(238,482) and a deferred tax asset of $81,084 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $52,466.

June 30, 2012
Deferred Tax Asset	$ 52,466
Valuation Allowance	(52,466)
Deferred Tax Asset (Net)	$ -

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
June 30, 2012 and 2011 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2012	2011	2012	2011

Sales	100%	100%	100%	100%
Cost of Goods Sold	71.3%	70.6%	71.5%	71.8%
Gross Profit	28.7%	29.4%	28.5%	28.2%

General And Administrative	20.3%	22.9%	21.8%	22.5%
Share Based Compensation	0.6%	1.4%	0.5%	0.8%
Net Profit / (Loss) From Operations	7.8%	5.1%	6.3%	4.9%

Other Income / (Expenses)	0.0%	0.4%	0.0%	0.4%
Interest Expense	-3.3%	-2.8%	-3.4%	-2.5%
Net Profit / (Loss) Before Income Taxes	4.5%	2.8%	2.9%	2.7%
Income Tax Expense	0.0%	0.0%	0.0%	0.0%
Net Profit / (Loss)	4.5%	2.8%	2.9%	2.7%

Net Sales

For the Six month period ended June 30, 2012, our revenue was $2,889,153 compared to $2,070,625 for the same period in 2011.

Major Customers

Our top five customers accounted for approximately 68% of our net sales for the six month period ended June 30, 2012, compared to 61%, for the same period in 2011. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the six month period ended June 30, 2012, our gross profits were 29% and 28% in the same period in 2011.

For the six month period ended June 30, 2012, our cost of goods sold was 71% compared to 72% for the same period in 2011, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the six month period ended June 30, 2012, our SG&A expense was 21.8% compared to 22.5% for the same period in 2011.  This decrease is primarily due to the increase in revenue.  Although the percentage has decreased from the previous year the dollar amount of fixed expenses has increased due to the increase in rent and salaries.

Net Income/ (Loss) from operations

For the six month period ended June 30, 2012, our net income from operations was 6.3% compared to a 4.9% for the same period in 2011.

For the six month period ended June 30, 2012, our interest expense was ($97,601) compared to ($52,770) for the same period in 2011, this was to due to the interest generated from our accounts receivable financing line referenced in Note 7.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	June 30,	December 31,
	2012	2011

Working Capital	$ 270,094	$ 170,245
Total Assets	1,948,366	1,598,998
Long term Debt	-	-
Stockholder Equity	$ 435,516	$ 338,046

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on June 30, 2012, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the Six months ended June 30, 2012, we had a net profit of $84,169 a working capital surplus of $270,094 and a shareholder surplus of $435,516; we had an accumulated deficit of $(154,313) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and maintain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2012, we had current liabilities of $1,512,850 Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 14, 2012

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 14, 2012

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (are numbered in accordance with Item 601 of Regulation S-K).

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