Form 10-K
period 2012-12-31
Probe Manufacturing Inc
filed 2013-04-01
CIK 1329606

Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2012: $473,259 based on the average of the bid and asked price of $0.088 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2013: 20,916,906 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements

PROBE MANUFACTURING, INC.

10-K

Part I

Part II

Part III

Financial Statements

PART I

 Item 1.  Business.

Our Company

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers (OEM) from our 23000 sq-ft facility in Irvine, California and Trident Manufacturing’s 16,000 sq-ft facility in Salt Lake City, Utah, which we subsequently acquired in the first quarter of 2013. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace/military, telecommunication, alternative fuel, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, flexible and scalable manufacturing services. We utilize innovative manufacturing solutions, automated management systems and global sourcing strategies to provide our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCB), and box build assemblies.  Some examples of our customer’s finished goods products includes Ultrasound Therapeutic medical devices, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for precision laser welding equipment, PCB’s for landing gear systems and flap controllers, fluid control units for airliners, and devices for defense industry.

Our strategy is to build and pursue global opportunities leveraging core competencies and to expand our manufacturing foundry platform for innovative start-ups and technology companies in return for manufacturing rights and equity.

As innovation, cost, and time to market become hyper-competitive, domestic OEM’s are now compelled to use EMS partners with easy onshore access, providing local program management during product conceptualization, development, and integration.  Many of the mid-tier OEMs in industries such as military/aerospace, medical, industrial/instrumentation, and green-tech products tend to be too small for $1 billion-plus revenue EMS companies. Most of these OEMs value close proximity and the ability to provide complex manufacturing and personal customer service, which often favors regional providers that truly value and foster their relationships.

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

We believe that the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) innovative manufacturing solutions and now multiple domestic facilities; and (v) global sourcing solutions and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

Financial Statements

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $284,973 and a working capital surplus of $131,010; however, we still had net loss of $(116,373) for the year ended December 31, 2012 and an accumulated deficit of $(354,856) as of December 31, 2012 and used $314,334 in net cash from operations for the year ended December 31, 2012. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) organic growth, new sales and expansion of services along the supply chain line; (ii) Utilization of our manufacturing foundry platform to support innovators by making investment in their technologies in return for manufacturing rights and equity; and (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

Sales and Marketing

Our marketing approach is to position PMI as a domestic US based electronics manufacturing company providing low cost, flexible, and scalable manufacturing solutions to customers by providing product development and manufacturing services through our factories in U.S. as well as factories worldwide.

Financial Statements

The Majority of our clients are in the Aerospace, Industrial, Instrumentation, Alternative Fuel, Medical and Telecommunication Industries. However our product development division works with clients in many other areas such as commercial, consumer, entertainment and energy products.  We utilize both direct sales force and sales representatives with expertise in supply chain management and manufacturing services. We have also expanded our services along the supply chain line to cable and harness, sheet metal, PCB fabrication and plastics in order to support organic growth by cross selling and identifying new opportunities with prospect customers.

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

Strategy

Our strategy is to pursue and build global opportunities by leveraging core competency and to create a manufacturing foundry for innovative start-ups in return for manufacturing rights and equity. We are also planning the expansion of our capabilities and competencies through mergers & acquisitions. The rationale behind this strategy is to provide scale, cost synergies, revenue opportunities and a larger domestic footprint.

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc., a full-service electronics manufacturing service Company based in Salt Lake City, Utah. This acquisition and future acquisitions like this will provide us with an expanded presence in lower cost regions of the US; strengthen our supply chain performance while increasing service levels and profitability; provides additional manufacturing capacity and value-added cable and harness offerings through Trident’s facility and ultimately enhance our capacity to deliver seamless end-to-end solutions for diversified markets from manufacturing to distribution. (See Note 12, Subsequent Events, included in the notes to our financial statements herein).

Financial Statements

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $(116,373); total stockholder’s equity of $284,973; and a working capital surplus of $131,010; however, we still had an accumulated deficit of $354,856 as of December 31, 2012 and $314,334 of net cash used in operations for the year ended December 31, 2012. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Financial Statements

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

As of December 31, 2012, we had current liabilities of $1,426,788. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The EMS industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share, whereby we compete with numerous domestic and foreign EMS firms. We do not compete with first tier EMS companies such as Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Foxconn; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; and CTS Electronics. We mostly compete with second and third tier EMS companies. We compete with different companies depending on the type of service and/or geographic area.

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

Financial Statements

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

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See “Principal Shareholders”).

WE CURRENTLY  SERVICE AND ATTEMPT TO OBTAIN THE MAJORITY OF OUR CUSTOMERS IN THE LIMITED GEOGRAPHIC OF SOUTHERN CALIFORNIA WHICH IS A SMALL ADDRESSABLE MARKET AND COULD BE SUBJECT TO ECONOMIC HARDSHIP OR SLOWDOWN, AS A RESULT OUR GROWTH COULD BE LIMITED AND ADVERSELY AFFECT OUR PROJECTED SALES AND OPERATING INCOME.

We currently service, attempt to solicit new, and direct majority of our marketing efforts to customers in the Southern California region. This is a very small addressable market which ultimately limits the amount of growth we could experience. In addition, this region could experience an economic recession or other market contraction which would cause our current customers and any potential customers to also contract their businesses as well and cease outsourcing any current products that we currently service and would attempt to obtain. Both the size of the market and any potential economic hardship affecting this small regional market could adversely affect our project sales and operating income. If we are forced to expand our marketing efforts outside this region we could also incur significant costs in an attempt to penetrate other regional or national markets.

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

During the twelve months ended December 31, 2012, we derived approximately 13% of our revenue from customers in the medical device manufacturing, 33% industrial products, 1% from customers in the semiconductor industry, 5% from customers in alternative fuel and green technologies, 14% from customers in the instrumentation industry,  6% from customers in the military industry,  3% from customers in the telecommunications industry,  and 25% from customers in aerospace/defense industries.

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

Financial Statements

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 69% of net sales during the twelve months ended December 31, 2012.

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

WE RECENTLY ACQUIRED ANOTHER ELECTRONICS MANUFACTURING COMPANY, TRIDENT MANUFACTURING, INC. WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE IF WE ARE UNABLE TO INTERGRATE THE TWO COMPANIES EFFECTIVELY, ACHIEVE ECOMONY OF SCALE AND/OR DIVERTS OUR EXECUTIVE TEAM’S TIME AND  FOCUS.

Mergers and acquisitions often fail for numerous economic reasons such as economies of scale not achieved to the magnitude expected, poor strategic fit or unexpected changes in market conditions. Furthermore, mergers and acquisitions can fail or be impeded for additional causes such as (i) underestimating the difficulties of merging two cultures (ii) demotivation of employees of acquired company (iii) departure of key people in acquired company; (iv) too much energy devoted to ‘doing the deal’, not enough to post-acquisition planning and integration; (v) decision making delayed by unclear responsibilities and post-acquisition conflicts; (vi) neglecting existing business due to the amount of attention going into the acquired company; and/or (vii) insufficient research about or due diligence performed on the acquired company.  Therefore, if we are unable to properly integrate, Trident Manufacturing, Inc. for the reasons outlined above into our company or if we cannot achieve our desired business strategy with the acquisition, our financial performance will be significantly impacted in an adverse manner.

RISKS ABOUT OUR STOCK

SHARES OF OUR COMMON STOCK ARE SUBJECT TO THE PENNY STOCK RESTRICTIONS WHICH CREATES A LACK OF LIQUIDITY AND MAKE TRADING DIFFICULT OR IMPOSSIBLE.

Our shares of common stock are traded in the over-the-counter markets which are commonly referred to as the OTCQB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

Financial Statements

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009. The facility is approximately 21,300 square feet and located at 17475 Gillette, Irvine CA, 92614.

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

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2012, as reported by the Bloomberg Financial Network, are as follows:

2012 FISCAL YEAR	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.095	$0.045
Third Quarter	$0.128	$0.072
Fourth Quarter	$0.18	$0.075

2011 FISCAL YEAR	High	Low
First Quarter	$0.10	$0.036
Second Quarter	$0.10	$0.075
Third Quarter	$0.095	$0.045
Fourth Quarter	$0.10	$0.05

*The low and high bid prices have been adjusted to reflect the 10:1 reverse stock split that was declared effective on January 22, 2013.

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

Financial Statements

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	17,789	$1.70	406,638
Non-Qualified Equity compensation plans approved by security holders	90,000	$1.3	-
Total	112,735	$1.40	406,638

Recent Sales of Unregistered Securities

For the years ended December 31, 2012 and 2011, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On June 29, 2011, we issued 100,000 shares to our Chief Financial Officer for service and employment with the company during the year ended December 31, 2011.  These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 100,000 shares to our Vice-President of Quality for service and employment with the company during the year ended December 31, 2011. These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 125,000 shares for business consulting services performed on behalf of the company during the year ended December 31, 2011.  These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 50,000 shares for to a board of directors’ advisor for advisory services performed on behalf of the company during the year ended December 31, 2011.  These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 50,000 shares to our independent director for his board service during the year ended December 31, 2011. These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On September 1, 2011, we issued 100,000 shares as an initial tranche for website design consulting services performed during the first three quarters of 2011. In addition, on October 2, 2011, we issued another 100,000 said services to be performed for the remainder of 2011.

Financial Statements

On October 4, 2011 we issued 50,000 shares for business consulting services performed on behalf of the company during the first three quarters of 2011.

On December 1, 2011, we issued 200,000 shares for website optimization consulting services.

On December 24, 2012 we issued 500,000 Shares of common stock to an accredited investor at $.10 per share.

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2012	2011

Sales	$ 4,961,612	$ 4,549,798
Cost of Goods Sold	3,581,639	3,146,478
Gross Profit	1,379,973	1,403,320

General And Administrative	1,295,163	1,133,836
Share Based Expense	13,300	40,764
Net Profit From Operations	71,510	228,720

Other Income / (Expenses)	-	13,755
Interest Expense	(187,883)	(136,897)
Net Profit / (Loss) Before Income Taxes	(116,373)	105,578
Income Tax Expense	-	14,638
Net Profit / (Loss)	$ (116,373)	$ 90,940

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	December 31,	December 31,
	2012	2011

Working Capital	$ 131,010	$ 170,245
Total Assets	1,711,761	1,598,998
Long term Debt	-	-
Stockholder Equity	$ 284,973	$ 338,046

Financial Statements

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

Overview

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) We provide global design and manufacturing services to original electronic equipment manufacturers (OEM) from our 23000 sq-ft facility in Irvine, California and Trident Manufacturing’s 16000 sq-ft facility in Salt Lake City, Utah, which we subsequently acquired in the first quarter of 2013. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace/military, telecommunication, alternative fuel, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, flexible and scalable manufacturing services. We utilize innovative manufacturing solutions, automated management systems and global sourcing strategies to provide our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCB), and box build assemblies.  Some examples of our customer’s finished goods products includes Ultrasound Therapeutic medical devices, electronic control units that help vehicles run on natural gas or hydrogen, electronic control units for precision laser welding equipment, PCB’s for landing gear systems and flap controllers, fluid control units for airliners, and devices for defense industry.

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

Financial Statements

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

We believe that the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) innovative manufacturing solutions and now multiple domestic facilities; and (v) global sourcing solutions and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc., a full-service electronics manufacturing service company based in Salt Lake City, Utah. This acquisition and future acquisitions like this will provide us with an expanded presence in lower cost regions of the US; strengthen our supply chain performance while increasing service levels and profitability; provides additional manufacturing capacity and value-added cable and harness offerings through Trident’s facility and ultimately enhance our capacity to deliver seamless end-to-end solutions for diversified markets from manufacturing to distribution. (See Note 12, Subsequent Events, included in the notes to our financial statements herein).

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $284,973 and a working capital surplus of $131,010 and a net profit from operations of $71,510; however, we still had net loss of $(116,373) for the year ended December 31, 2012 and an accumulated deficit of $(354,856) as of December 31, 2012 and used $314,334 in net cash from operations for the year ended December 31, 2012. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Financial Statements

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) organic growth, new sales and expansion of services along the supply chain line; (ii) Utilization of our manufacturing foundry platform to support innovators by making investment in their technologies in return for manufacturing rights and equity; and (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

Financial Statements

Summary of Results

For the year ended December 31, 2012, we had a net loss of $(116,373) compared to a net profit of $90.940 for the same period in 2011. The decreased net profit in 2012 was mainly due to the increase in interest expense of $50,986, an increase in our allowance for doubtful accounts of $44,000 and our increase in inventory reserve of $30,000. In addition we saw a decrease in orders and revenue in the third and fourth quarter and an increase in administrative expenses due to the investment in additional certifications and personnel and purchases of additional manufacturing equipment.

For the year ended December 31, 2012, our revenue was $4,961,612 compared to $4,549,798 for the same period in 2011, due to the increase in revenue in the first and second quarter of 2012 from existing customer accounts.

For the year ended December 31, 2012, our cost of goods sold was 72% compared to 69% for the same period in 2011, mainly due to the increase in direct labor as a percent of sales.

For the twelve months ended December 31, 2012, our gross margin was 28% compared to 31% for the same period in 2011.

For the twelve months ended December 31, 2012, our SG&A cost was 26% compared to 25% for the same period in 2011.

For the year ended December 31, 2012, we had a net profit from operations of $71,510, net loss of $(116,373) and a working capital surplus of $131,010.  Our total stockholder’s equity decreased by $53,073, resulting in shareholder surplus of $284,973 as of December 31, 2012.  The net loss of $(116,373) was mainly due to the increase in interest expense of $50,986, an increase in our allowance for doubtful accounts of $44,000 and our increase in inventory reserve of $30,000.

As of December 31, 2012, we had a working capital surplus of $131,010, compared to working capital surplus of $170,245 as of December 31, 2011, a decrease of $39,235. This was mainly due to the increase in our allowance for doubtful accounts of $44,000 and our increase in inventory reserve of $30,000.

Key performance indicators for the year ended December 31, 2012 and 2011:

Key performance indicators:

	2012	2011
Inventory Turnover	5.41	5.51
Days Sales in Backlog	67	184
Days Sales Outstanding	68	45
Days Payables Outstanding	46	51

Inventory turnover are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2012, our inventory turnover was 5.41 compared to 5.51 for the same period in 2011.

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2012, Days Sales in Backlog was 67 days compared to 184 days for the same period in 2011.

Our backlog as of December 31, 2012 was $913,427 compared to $2,293,596 as of December 31, 2011.

Days sales outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has deteriorated as a result of our customers stretching out payments and adverse economic conditions in general.  For the year ended December 31, 2012, days receivables outstanding was 68 days compared to 45 days for the same period in 2011.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2012, day’s payable outstanding was 46 compared to 51 for the same period in 2011.

Financial Statements

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2012.

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

 Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2012, we had a reserve for potentially un-collectable accounts of $66,000.  Five (5) customers accounted for approximately 75% of accounts receivable at December 31, 2012 and one customer accounted for 32% and no other customer accounted for more than 13% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

 Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2012, we had a reserve for potentially obsolete inventory of $190,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2012, we had outstanding common shares of 20,331,906 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2012 and 2011 were 19,848,119 and 19,031,540, respectively.  As of December 31, 2012, we had outstanding warrants to purchase 300,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2012 and 2011 were 20,335,887 and 20,206,993, respectively; however, the fully diluted shares were withheld from the calculation in 2012, as they were anti-dilutive due to the net loss.

Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0.00 in Research and Development Costs during the years ended December 31, 2012 and 2011.

Segment Information

Except as identified above in the research and development section, we operate our primary business of electronics contract manufacturing.

Share Based Compensation

For a discussion on share based compensation and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying audited financial statements.

Financial Statements

Income Taxes

For a discussion income taxes and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying financial statements.

Result of operations

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2012	2011

Sales	100%	100%
Cost of Goods Sold	72%	69%
Gross Profit	28%	31%

General And Administrative	26%	25%
Share Based Compensation	0%	1%
Net Profit / (Loss) From Operations	1%	5%
	0%	0%
Other Income / (Expenses)	0%	0%
Interest Expense	-4%	-3%
Net Profit / (Loss) Before Income Taxes	-2%	2%
Income Tax Expense	0%	0%
Net Profit / (Loss)	-2%	2%

Net Sales

For the year ended December 31, 2012, our revenue was $4,961,612 compared to $4,549,798 for the same period in 2011.  Our revenue increased by $411,814 for the year ended December 31, 2012, compared to the same period in 2011. The increased in revenue was due to increased orders within existing accounts.

Major Customers

Our top 5 customers accounted for approximately 69% of our net sales for the year ended December 31, 2012, compared to 58%, for the same period in 2011. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Financial Statements

Gross Profit

For the year ended December 31, 2012, our gross profits decreased to 28% from 31% for the same period in 2011. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December31, 2012, our SG&A expense was 26% compared to 25% for the same period in 2011.  This Increase was primarily due to our increase in expenses associated with investments in our infrastructure Medical device and Aerospace manufacturing approvals and certifications.

Net Profit from operations

For the year ended December 31, 2012, our net Profit from operations was 2% compared to net income from operations of 5% for the same period in 2011. This decrease was primarily due to the increase in our allowance for doubtful accounts of $44,000 and our increase in inventory reserve of $30,000.

Net Income / Loss

For the year ended December 31, 2012, our net loss was (2%) compared to net income from operations of 5% for the same period in 2011. This decrease was primarily due to the increase in our allowance for doubtful accounts of $44,000 and our increase in inventory reserve of $30,000.

Interest Expense

For the year ended December 31, 2012 interest expense was $187,883 compared to $136,897 for the same period in 2011, this was due to increased borrowing under our asset based line of credit with Farwest Capital referenced in Note 8.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	Un-audited	Un-audited
	2012	2011
Net Cash provided / (Used) In Operating Activities	$ (314,334)	$ (378,117)
Cash Flows Used In Investing Activities	(47,719)	(25,310)
Cash Flows Provided / (used) By Financing Activities	362,964	421,776
Net (Decrease) Increase in Cash and Cash Equivalents	$ 911	$ 18,349

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

Financial Statements

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

 April 1, 2013

Board of Directors

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have audited the accompanying balance sheet of Probe Manufacturing, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $1,557,798 and current liabilities of $1,426,788.   The Company has an accumulated deficit of ($354,856).  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

Financial Statements

PROBE MANUFACTURING, INC.
Audited Condensed Balance Sheet

	December 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$ 19,260	$ 18,349
Accounts receivable - net	908,697	719,320
Inventory	629,841	693,528
Total Current Assets	1,557,798	1,431,197

Property And Equipment - Net	131,587	127,092

Notes receivable	-	11,000
Other Assets	22,376	29,709
Total Assets	$ 1,711,761	$ 1,598,998

Liabilities And Stockholders Equity
Current Liabilities:
Accounts payable - trade	453,913	518,626
Accrued Expenses	105,668	188,083
Notes Payable - Line of Credit	858,543	545,579
Notes Payable - Current	8,664	8,664
Total Current Liabilities	1,426,788	1,260,952
Long-Term Debt:
Notes Payable
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,426,788	1,260,952

Stockholders' Equity
Common stock, $.001 par value; 400,000,000 shares authorized; 20,331,906 and 19,765,906 shares issued and outstanding respectively	20,332	19,767
Additional paid-in capital	620,130	557,395
Treasury Stock	(633)	(633)
Accumulated deficit	(354,856)	(238,483)
Total Stockholders' Equity	284,973	338,046
Total Liabilities And Stockholders' Equity	$ 1,711,761	$ 1,598,998

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2012	2011

Sales	$ 4,961,612	$ 4,549,798
Cost of Goods Sold	3,581,639	3,146,478
Gross Profit	1,379,973	1,403,320

General And Administrative	1,295,163	1,133,836
Share Based Expense	13,300	40,764
Net Profit From Operations	71,510	228,720

Other Income / (Expenses)	-	13,755
Interest Expense	(187,883)	(136,897)
Net Profit / (Loss) Before Income Taxes	(116,373)	105,578
Income Tax Expense	-	14,638
Net Profit / (Loss)	$ (116,373)	$ 90,940

Per Share Information:
Basic weighted average number
of common shares outstanding	19,848,119	19,031,540

Net Profit / (Loss) per common share	(0.01)	0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	20,355,887	20,206,993

Diluted, Net Profit / (Loss) per common share	(0.01)	0.00

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
as of December 31, 2012

	Common Stock .001 Par		Treasury Stock
Description	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Equity Totals
Balance 12/31/2010	18,463,832	$ 18,465	-	$ -	$ 494,132	$ (329,422)	$ 183,175

Shares issued for 2010 services	425,000	425			(425)		-
Shares issued for services	477,074	477		-	33,687		34,164
Shares issued for Web Development	400,000	400			23,401		23,801
Warrants issued for financing fee					6,600		6,600
Treasury Stock - Repurchase			11,500	(633)			(633)
Net Profit						90,940	90,940
Balance 12/31/2011	19,765,906	$ 19,767	11,500	$ (633)	$ 557,395	$ (238,483)	$ 338,046

							-
Shares issued to Employees	66,000	66			3,234		3,300
Shares to be issued - key employees					10,000		10,000
Stock issued for cash	500,000	500			49,500		50,000
Net Profit						(116,373)	(116,373)
12/31/2012	20,331,906	$ 20,333	11,500	$ (633)	$ 620,129	$ (354,856)	$ 284,973

The accompanying footnotes are an integral part of these financial statements

Financial Statements

PROBE MANUFACTURING, INC.
Audited Consolidated Statements of Cash Flows
for the years ended December 31,

	2012	2011
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (116,373)	$ 90,940
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,224	35,683
Share based compensation	13,300	40,764
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(189,377)	(316,211)
(Increase) decrease in inventory	63,687	(246,395)
(Increase) decrease in other assets	18,333	(9,652)
(Decrease) increase in accounts payable	(64,713)	111,498
Other (Decrease) increase in accrued expenses	(82,415)	(84,744)
Net Cash provided / (Used) In Operating Activities	(314,334)	(378,117)

Cash Flows from Investing Activities
Purchase property plant and equipment	(47,719)	(25,310)
Cash Flows Used In Investing Activities	(47,719)	(25,310)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(47,502)
(Decrease) increase in advances line of credit	312,964	545,579
Repurchase Treasury Stock		(633)
Common Stock issued for cash	50,000	-
Proceeds / (Payments) on notes payable	-	(75,668)
Cash Flows Provided / (used) By Financing Activities	362,964	421,776

Net (Decrease) Increase in Cash and Cash Equivalents	911	18,349

Cash and Cash Equivalents at Beginning of Period	18,349	-

Cash and Cash Equivalents at End of Period	$ 19,260	$ 18,349

Supplemental Information:
Interest Paid	186,886	127,415
Shares Issued for Services	$ -	$ 23,801

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.

Notes to Financial Statements

For The Years Ended December 31, 2012 And 2011

Notes 1- GENERAL

The Company

Probe Manufacturing, Inc. was founded in 1993. Probe is a high quality global electronics manufacturing service (EMS) company. We provide a full range of engineering, manufacturing and integrated supply chain services to original equipment manufacturers (OEM) companies, who design and market electronic products. Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel, industrial and instrumentation products manufacturers. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $284,973 and a working capital surplus of $131,010; however, we still had net loss of $(116,373) for the year ended December 31, 2012 and an accumulated deficit of $(354,856) as of December 31, 2012 and used $314,334 in net cash from operations for the year ended December 31, 2012. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) organic growth, new sales and expansion of services along the supply chain line; (ii) Utilization of our manufacturing foundry platform to support innovators by making investment in their technologies in return for manufacturing rights and equity; (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

Financial Statements

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2012.

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

 Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2012, we had a reserve for potentially un-collectable accounts of $44,000.  Five (5) customers accounted for approximately 75% of accounts receivable at December 31, 2012 and one customer accounted for 32% and no other customer accounted for more than 13% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2012, we had a reserve for potentially obsolete inventory of $190,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2012, we had outstanding common shares of 20,331,906 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2012 and 2011 were 19,848,119 and 19,031,540, respectively.  As of December 31, 2012, we had outstanding warrants to purchase 300,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2012 and 2011 were 20,335,887 and 20,206,993, respectively; however the fully diluted shares were withheld from the calculation in 2012, as they were anti-dilutive due to the net loss.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the years ended December 31, 2012 and 2011.

 Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with contract electronics manufacturing. As such, our operations have been aggregated into one reportable segment for all periods presented.

Financial Statements

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   As of December 31, 2012 we had $0 in non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2012, we had a net operating loss carry forward of $(334,855) and a deferred tax asset of $120,651 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $120,651.

December 31, 2012
Deferred Tax Asset	$ 120,651
Valuation Allowance	(120,651)
Deferred Tax Asset (Net)	$ -

Financial Statements

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2012	December 31, 2011
Accounts Receivable Trade	$ 952,697	$ 723,320
Receivable from Solar Masters	-	22,000
Total Receivables	952,697	745,320
Less Reserve for uncollectable accounts	(44,000)	(26,000)
Accounts and notes receivable (net)	$ 908,697	$ 719,320

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2012	December 31, 2011
Raw Material	$ 658,241	$ 601,214
Work in Process	156,175	249,872
Finished Goods	5,426	2,441
Total	819,842	853,528
Less Reserve for excess or obsolete inventory	(190,000)	(160,000)
Total Inventory	$ 629,842	$ 693,528

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2012	December 31, 2011
Furniture and fixtures	$ 33,558	$ 33,558
Equipment	1,985,534	1,937,815
Leasehold improvements	36,686	36,686
Total	2,055,778	2,008,059
Accumulated Depreciation	(1,924,193)	(1,880,967)
Net Fixed Assets	$ 131,586	$ 127,092

Financial Statements

NOTE 6 – ACCRUED EXPENSES

	December 31, 2012	December 31, 2011

Accrued Wages	$ 28,362	$ 89,705
Accrued Interest	4,549	3,552
Accrued Other		17,983
Accrued Rent	48,190	52,190
Accrued Vacation	24,567	24,653
Total Accrued Expenses	$ 105,668	$ 188,083

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

None.

NOTE 8 – NOTES PAYABLE

Related Party – Notes payable

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2011 with an interest rate of 15.00% percent per annum.  This note required the payment of a 12.00% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 3,497,967 shares of common stock. On February 17, 2011 the balance of this note was paid in full.  As of December 31, 2012 the outstanding balance was zero.

Notes payable

Note Payable. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2012 the balance was $4,332.

Note Payable. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2012 the balance was $4,332.

Financial Statements

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

On May 25, 2006, our Board of Directors and shareholders approved the following capital stock transactions:

An amendment to the Articles of Incorporation of the Company authorizing a new series of preferred stock, which shall be designated as Series C, and consists of 15,000 shares.

Stock Repurchase Program

On November 1, 2011, the Company adopted a plan to repurchase up to 500,000 shares of its issued and outstanding common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

As of December 31, 2012, we had repurchased 11,500 shares of our common stock.

Financial Statements

Common Stock Transactions

For the years ended December 31, 2012 and 2011, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On June 29, 2011, we issued 100,000 shares to our Chief Financial Officer for service and employment with the company during the year ended December 31, 2011.  These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 100,000 shares to our Vice-President of Quality Control for service and employment with the company during the year ended December 31, 2011. These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 125,000 shares for business consulting services performed on behalf of the company during the year ended December 31, 2011.  These shares were accrued for during 2011 and were accounted for in our financial statements but the stock certificate was not physically issued until the date stated herein.

On June 29, 2011, we issued 50,000 shares for to a board of directors’ advisor for advisory services performed on behalf of the company during the year ended December 31, 2012.

On June 29, 2011, we issued 50,000 shares to our independent director for his board service during the year ended December 31, 2012.

On September 1, 2011, we issued 100,000 shares as an initial tranche for website design consulting services performed during the first three quarters of 2011. In addition, on October 2, 2011, we issued another 100,000 said services to be performed for the remainder of 2011.

On October 4, 2011 we issued 50,000 shares for business consulting services performed on behalf of the company during the first three quarters of 2011.

On December 1, 2011, we issued 200,000 shares for website optimization consulting services.

On December 24, 2012 we issued 500,000 of common stock in a private sale to an accredited investor for $.10 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2012 and 2011, there were 20,331,906 and 19,765,906 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Financial Statements

Reverse Stock Split

Effective January 22, 2013, we completed a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was previously approved by the our board of directors and by shareholders at the 2012 Annual General Meeting of Shareholders held on November 28, 2012. Upon effectiveness of the reverse stock split, each ten (10) shares of the company's issued and outstanding common stock was automatically combined and converted into one (1) issued and outstanding share of common stock. This reduced the number of issued and outstanding shares of the company's common stock from approximately 200 million to approximately 20 million. The reverse stock split affected only the issued and outstanding shares of the company's common stock, as well as common stock underlying stock options outstanding immediately prior to the effectiveness of the reverse stock split. The number of authorized shares of the company's common stock was not affected by the reverse split. All Shares referenced in this report have been retroactively adjusted to reflect the post split shares.

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock.

As of August 20, 2006 all preferred stock has been converted into Common stock and there are no outstanding preferred shares as of December 31, 2012.

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

Warrants

Series A - Common Stock Warrants

We currently have 119,288 Series A Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (596,438 total shares) at $3.30 per share.  The Series A Warrants expired on November 15, 2011.

Series B - Common Stock Warrants

We currently have 119,288 Series B Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 5 shares of common stock (596,438 total shares) at $5.00 per share.  The Series B Warrants expired on May 15, 2012.

Series C – Common Stock Warrants

We currently have 60,000 Series C Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 shares of common stock (60,000 total shares) at $2.67 per share.  The Series C Warrants expired on November 5, 2011.

Financial Statements

Series D – Common Stock warrants

We currently have 171,858 Series D Warrants issued and outstanding.  Each warrant gives the holder the right to purchase 1 share of common stock (171,858 total shares) at $1.33 per share. The Series D Warrants expired on November 5, 2012.

For the year ended December 31, 2008 and 2009, we recognized share based compensation expense of $14,403 and $8,232, respectively from the issuance of options and Warrants.

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants. Each warrant gives the holder the right to purchase 1 share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants expire on April 8, 2016, as a result we recognized $6,600 in share based expense.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2010	1,364,733	3.77	1,364,733	3.77
Granted	300,000	0.50	300,000	0.50
Expired	596,438	3.30	1,192,875	3.30
Exercised	-	-	-	-
Outstanding December 31, 2011	1,068,295	3.10	471,858	3.10
Granted	-	-	-	-
Expired	768,295	3.30	171,858	3.30
Exercised	-	-	-	-
Outstanding December 31, 2012	300,000	0.50	300,000	0.50

 Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.50	300,000	$0.50	3.27	300,000	$0.50
Total	300,000	$0.50		300,000	$0.50

Financial Statements

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.  As of December 31, 2012, there were 107,789 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2011 and $0 for the year ended December 31, 2012. As of December 31, 2012 the balance of the outstanding options under this plan is 60,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2011; and $0 for the year ended December 31, 2012.

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - On June 23, 2011 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2011 with an interest rate of 15.00% percent per annum.  This note required the payment of a 12.00% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 69,959,347 shares of common stock. On February 17, 2011 the balance of this note was paid in full.  As of December 31, 2012 the outstanding balance was zero.

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

 On June 26, 2011 we issued 100,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation for 2011, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 100,000 shares of common stock to Linwood Goddard, our Vice President of Quality, as additional compensation for 2011, these shares were previously accrued and to be issued.

On June 26, 2011 we issued 50,000 shares of common stock to Shervin Talich for Board of Director fees for April 2011 through March 2012.

For the year ended December 31, 2012 we accrued to issued 200,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation for 2012, these shares were subsequently issued on January 25, 2013.

Financial Statements

NOTE 12 – SUBSEQUENT EVENTS – (Un-audited)

Stock Issuances

On February 5, 2013, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

We issued 400,000 shares to our CFO, John Bennett, pursuant to his employment agreement with the Company.

We issued 10,000 to an engineering consultant pursuant to the terms of his consulting agreement with the Company.

We issued 100,000 to a business management consultant pursuant to the terms of his consulting agreement with the Company.

Reverse Stock Split

Effective January 22, 2013, we completed a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was previously approved by the our board of directors and by shareholders at the 2012 Annual General Meeting of Shareholders held on November 28, 2012. Upon effectiveness of the reverse stock split, each ten (10) shares of the company's issued and outstanding common stock was automatically combined and converted into one (1) issued and outstanding share of common stock. This reduced the number of issued and outstanding shares of the company's common stock from approximately 200 million to approximately 20 million. The reverse stock split affected only the issued and outstanding shares of the company's common stock, as well as common stock underlying stock options outstanding immediately prior to the effectiveness of the reverse stock split. The number of authorized shares of the company's common stock was not affected by the reverse split. All Shares referenced in this report have been retroactively adjusted to reflect the post split shares.

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

Acquisition

On March 15, 2013, we entered into an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation, (“Trident”), and the shareholders of Trident, to acquire 100% of the issued and outstanding common stock shares of Trident. Trident is a full-service electronics manufacturing service company with a 16,000 sq. ft. manufacturing facility based in Salt Lake City, Utah and has been servicing the industrial, aerospace, military, instrumentation, and medical markets since 2005.

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident and all its operational assets in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of Probe Manufacturing, Inc.

Trident Manufacturing, Inc.
Condensed Financial Data
(Un-Audited)
December 31, 2012
Assets	829,645
Liabilities	525,893
Stockholders Deficit	303,752

For year ended December 31, 2012
Sales	2,956,222
Net Loss	(53,805)

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b)                 Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

None.

Financial Statements

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Director Qualifications

We believe that our Board of Directors should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and represent the long-term interests of our Shareholders. Furthermore, we believe our Board of Directors should be comprised of persons with skills in areas such as: finance, electronic manufacturing, leadership of business organizations and legal matters.

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

Our Directors

Kambiz Mahdi, age 47, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of

Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to Probe Manufacturing, Mr. Mahdi was Technical Sales Manager at Future Electronics for six years. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top1000 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge.  Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 52, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

Financial Statements

Our Board of Directors selected Mr. Bennett to serve as a director because he is our Chief Financial Officer and has been with our company for more than eight years, where his primary focus has been on the financial systems and operations and SEC reporting of the company. He has significant knowledge of, and relationships within, the electronic manufacturing industry, due in part to the 25 years he has spent working in the industry. Our Board of Directors believes that his executive experience in the electronic manufacturing coupled with his deep knowledge of our company’s strategies and operations will bring strong financial and operational expertise to our Board of Directors.

Robert Young, age 60, prior to joining our board of directors in June of 2012, Mr. Young was Director of Mobile Services for Boeing Satellite Systems, Inc. (“BSS”), the world’s largest manufacturer of commercial satellites, where he was responsible for developing communication and navigation services for governmental and commercial clients. Prior to joining BSS, Mr. Young was the CFO and Chief of Business Operations for a joint venture between Hughes Electronics, General Motors and Delco Electronics. Previously, Mr. Young was assigned to the Hughes Electronics Corporate Office where he was responsible for mergers and acquisitions, identifying and developing foreign offset programs and served as the Hughes Chief Economist.  Mr. Young currently sits on the board of Kinecta Federal Credit Union, which is the 9th largest credit union in the United States (having previously served as Kinecta’s Chairman of the board of directors from 2007-2009).  Mr. Young received his B.S. degree from the San Diego State University and an M.BA. from Loyola Marymount University.

Our Board of Directors selected Mr. Young to serve as a director due to his knowledge of the electronics manufacturing industry and his previous relationships with companies such as BSS, Hughes Electronics, General Motors and Delco Electronics. Mr. Young’s extensive knowledge of our company’s business sector combined with his executive experience at numerous other companies focused on the manufacturing industry is a significant asset to our company. Our Board of Directors believes that Mr. Young’s experience will assist us in developing our long- term strategy in the electronics manufacturing services industry.

Shervin Talieh, age 45, Shervin Talieh has over 17 years of hands-on experience building and growing organizations that provide solutions to clients in various sectors. This experience has been developed across many functions, including corporate strategy, business development, marketing, branding, alliances, and operations; in small and large firms, through startups, turnarounds, and stable environments alike. Mr. Talieh started his career by successfully building, growing and selling his consulting startup, Index Data. Most recently, Mr. Talieh is the founder and CEO of Drumbi; an Internet technology startup focused on data and voice synchronization. At Drumbi, he guides the company's strategy, fund-raising, and operations. Prior to Drumbi, Mr. Talieh served at Vice President, Business Development for Goldeneye Solutions; a SaaS technology company. This was preceded by his tenure at Accenture, where he was a Partner in the Los Angeles Office, and a member of the executive team responsible for over 700 professionals in the region. Mr. Talieh has not served on any other boards of public companies in the past five years.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 2 meetings during the fiscal year ended December 31, 2012. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Financial Statements

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

Financial Statements

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

In addition, the Board reviews the potential risks related to our financial reporting. The Board meets with our Chief Financial Officer and with representatives of our independent registered public accounting firm on a quarterly basis to discuss and assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

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

Financial Statements

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

Fiscal Years 2011 and 2011 Annual Cash Compensation

We currently do not provide cash compensation to our non-employee directors and as such did not provide any cash compensation during the years ended December 31, 2012 and 2011.

Fiscal Years 2012 and 2011 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. During fiscal year 2011, our one non-employee director received a restricted common stock share award 50,000 shares of common stock under this program.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2012 or 2011.

Director Summary Compensation in Fiscal Years 2012 and 2011

The following table sets forth the fiscal years 2012 and 2011compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh 2012	$ -	$ -	$ -
Shervin Talieh 2011	$ -	$ 1,800	$ 1,800

(1)        This column represents the amount of cash compensation earned in fiscal years 2011 and 2011 for Board and committee service.

Financial Statements

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years 2011 and 2011 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

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

EXECUTIVE OFFICERS

        The names, ages and positions of our executive officers as of December 31, 2012 are as follows:

Name	Age	Position
Kambiz Mahdi	47	Chief Executive Officer and Chairman
John Bennett	52	Chief Financial Officer and Member of Board of Directors

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

Financial Statements

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

Fiscal Year 2012 and 2011 Executive Compensation

Summary of Fiscal Year 2012 and 2011 Compensation Decisions

The company achieved significant growth in revenue, as well as in adjusted and GAAP operating income, net income and earnings per share. We realized strong revenue growth across all of our market segments, maintaining a diversified and balanced business portfolio. As a result of the company's excellent performance in fiscal year 2011, we decided in 2011 to enter into long-term employment agreement with our CEO and CFO to ensure continuity of management. The agreements are discussed in this proxy statement under the heading entitled “Executive Employment Agreements.”

Financial Statements

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

The following table sets forth the fiscal year 2009, 2010, 2011 and 2012 compensation for:

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

Financial Statements

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)(3)	($)(4)	($)(5)	($)(6)	($)	($)		($)
Kambiz Mahdi (1)	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Executive Officer	2010	$ 45,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 45,000
	2011	$ 114,222.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 114,222
	2012	$ 149,989.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 149,989
									$ -
John Bennett (2)	2009	$ 112,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
Chief Financial Officer	2010	$ 112,000.00	$ -	$ 5,000.00	$ -	$ -	$ -	$ -	$ 117,000
	2011	$ 112,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
	2012	$ 124,385.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 134,385

1)       Information for fiscal year 2008 is not included for Mr. Mahdi, who was appointed as the chief executive officer during fiscal year. In 2009 Mr. Mahdi did not take or accrue any salary. In 2011, Mr. Mahdi accrued $45,000 in salary and as of December 31, 2012 the outstanding balance owed is $0.

2)       For the years 2009, 2011 and 2012, Mr. Bennett took a voluntary pay cut of 20% from $140,000 to $112,000.

3)       For 2012, Mr. Mahdi’s salary was 150,000, pursuant to his employment agreement.  Mr. Bennett’s salary for 2012 was $140,000 and will receive 100,000 shares of common stock per quarter, pursuant to his employment agreement.

4)       There were no bonuses paid or accrued for any executives for fiscal years 2009, 2010, 2011 and 2012..

5)       Mr. Bennett was granted 100,000 shares of restricted common stock valued at .05 ($5,000) as additional compensation. These shares were issued in 2011. Stock awards consist of service-based and performance-based restricted share unit awards. The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the grant date fair value for grants made by us in fiscal years 2011, calculated in accordance with FASB ASC Topic 718. There were no stock awards granted to the named executive officers in fiscal year 2009. For additional information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled "Stock-Based Compensation" under Note 2 to our audited consolidated financial statements provided herein.

6)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2012, Mr. Bennett has not exercised his option grants.

Financial Statements

Outstanding Equity Awards at 2011 Fiscal Year-End

 The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2012.

	Option Awards				Stock Awards
							Equity	Equity
							Incentive	Incentive
							Plan Awards:	Plan Awards:
					Number	Market	Number of	Market or
	Number of	Number of			of Shares	Value of	Unearned	Payout Value
	Securities	Securities			or Units	Shares or	Shares, Units	of Unearned
	Underlying	Underlying			of Stock	Units of	or Other	Shares, Units
	Unexercised	Unexercised	Option		That	Stock That	Rights That	or Other
	Options	Options	Exercise	Option	Have Not	Have Not	Have Not	Rights That
	Exercisable	Unexercised	Price	Expiration	Vested	Vested	Vested	Have Not
Name	(#) (1)	(#)	($)	Date	(#)	($)	(#)	Vested ($)
Kambiz Mahdi	—	—	—	—	—	—	—	—
John Bennett	30,000	—	$1.73	February 8, 2017	—	—	—	—
	30,000	—	.333	February 8, 2017	—	—	—	—

_______________

(1) Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2012, Mr. Bennett has not exercised his option grants.

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

Financial Statements

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

Mr. Bennett will receive an annual compensation of $140,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. Additionally, Mr. Bennett will receive $40,000, payable in 800,000 shares of the company’s common stock at $.05 per share, as a retention bonus. The shares will be issued at the rate of 100,000 shares per quarter, on the 15th day of each quarter, commencing on September 15, 2011 and continuing for the following seven quarters. Mr. Bennett will also receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

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

Financial Statements

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 30, 2013, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 20,916,906 shares of our common stock outstanding as of March 30, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

Kambiz Mahdi(2)	7,366,616	36.23%
John Bennett(3)	262,092	1.29%
Shervin Talieh	50,000	*
Robert Young (4)	150,000	*
Bijan Israel(5)	3,425,935	16.85%
Finn-Partners, Inc. (6)	3,349,319	16.47%
All directors and officers as a group (3 persons)	7,828,708	38.50%

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Probe Manufacturing, Inc., 17475 Gillette Ave., Irvine, California 92614.

(2)	The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2011. In addition Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2011, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he will be granted 800,000 shares of the Company's common stock over the next eight quarters.

(4)

Robert Young was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2012. Mr. Young purchased the shares of the issuer in regular open market transaction. In addition, Mr. Young will be entitled to receive 50,000 shares of the issuer's common stock for the first year and 100,000 shares of common stock per year thereafter for each year Mr. Young serves as a director of the issuer pursuant to the issuer's director compensation plan.

(5)

The shares of common stock are held directly by the Bijan and Sima Israel Family Trust and indirectly by Bijan Israel and Sima Israel, Trustees. The Bijan and Sima Israel Family Trust disposed of 570,000 share of common stock of the issuer to The Kambiz and Bahareh Mahdi Living Trust pursuant to a settlement agreement dated June 19, 2012 in order to settle the additional paid in capital that Mr. Mahdi provided to KB Development Group, LLC which was the company jointly owned by Mr. Mahdi and Mr. Israel. The Bijan and Sima Israel Family Trust sold 3,000,000 shares of common stock to Finn-Partners, Inc. in a private sale transaction pursuant to a Stock Purchase Agreement date October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended.

(6)

Finn-Partners, Inc. acquired 3,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 600,000 through regular open-market transactions.

Financial Statements

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

We have various procedures in place to identify potential related person transactions, and the Board of Directors and a separate compliance committee work together in reviewing and considering whether any identified transactions or relationships are covered by the Code of Business Conduct and Ethics. A copy of the company's Code of Business Conduct and Ethics on the Corporate Governance is on our website at www.probeglobal.com.

Transactions with Related Persons

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of 15.00% percent per annum.  This note required the payment of a 12.00% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 69,959,347 shares of common stock. On February 17, 2011 the balance of this note was paid in full.  As of December 31, 2012 the outstanding balance was zero.

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

Financial Statements

Item 14.    Principal Accounting Fees and Services.

W.T. Uniack & Co, CPA’s, P.C. has served as our independent registered public accounting firm since November 10, 2008 and audited our financial statements for the period for the year ended December 31, 2011 and December 31, 2012.

The following table lists the fees for services billed by our independent registered public accounting firm in 2011 and 2011:

Services:	2012	2011
Audit Fees (1)	$ 24,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	985	985
Total	$ 24,985	$ 24,985

(1)

Audit fees billed in 2012 and 2011 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by W.T. Uniack & Co, CPA’s, P.C. for the year ended December 31, 2011 and 2011 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2012 and December 31, 2011 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

Financial Statements

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

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 1st day of April, 2013.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 1, 2013

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 1, 2013

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

Date: April 1, 2013

/s/ John Bennett                                   Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 1, 2013

/s/ Shervin Talieh                                 Director

_______________________

By: Shervin Talieh

Date: April 1, 2013

/s/ Robert Young                                 Director

_______________________

By: Robert Young

Date: April 1, 2013

Financial Statements

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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