Form 10-K/A
period 2012-12-31
Probe Manufacturing Inc
filed 2013-04-09
CIK 1329606

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                           ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .                                                                 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements

PROBE MANUFACTURING, INC.

10-K/A

(Amendment No. 1)

Part III

Financial Statements

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Original
10-K”), is being filed to revise the Summary Compensation Table in Part III, Item 11 of the Original 10-K to correct errors that occurred in the EDGAR conversion of our word document that resulted in incorrect compensation data due to the elimination of several numbers from the Summary Compensation table in the Original 10-K. This Amendment No. 1 also corrects a scrivener error that occurred in footnote 6 of Item 12, whereby the correct open number of common stock shares purchased by Finn-Partners, Inc. is 349,319 shares and not 600,000 as stated in the Original 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Summary Compensation Table in Part III, Item 11 of the Original 10-K has been amended and restated in its entirety reflect the correct executive compensation data; footnote 6 to the table included in Part III, Item 12 of the Original 10-K has been amended as discussed above; and Part IV, Item 15 of the Original 10-K has been amended and restated in its entirety, solely to include as exhibits the certifications under Exchange Act Rule 13a-14(a) required to be filed with this Amendment No. 1. This Amendment No. 1 does not amend or otherwise update any other information in the Original 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and with our filings with the Securities and Exchange Commission subsequent to the Original 10-K.

Item 11.	Executive Compensation.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)(3)	($)(4)	($)(5)	($)(6)	($)	($)		($)
Kambiz Mahdi (1)	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Executive Officer	2010	$ 45,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 45,000
	2011	$ 114,222	$ -	$ -	$ -	$ -	$ -	$ -	$ 114,222
	2012	$ 149,989	$ -	$ -	$ -	$ -	$ -	$ -	$ 149,989
									$ -
John Bennett (2)	2009	$ 112,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
Chief Financial Officer	2010	$ 112,000	$ -	$ 5,000	$ -	$ -	$ -	$ -	$ 117,000
	2011	$ 112,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
	2012	$ 124,385	$ -	$ -	$ -	$ -	$ -	$ -	$ 124,385

1)       Information for fiscal year 2008 is not included for Mr. Mahdi, who was appointed as the chief executive officer during fiscal year. In 2009 Mr. Mahdi did not take or accrue any salary. In 2011, Mr. Mahdi accrued $45,000 in salary and as of December 31, 2012 the outstanding balance owed is $0.

Financial Statements

2)       For the years 2009 thru 2011 Mr. Bennett took a voluntary pay cut of 20% from $140,000 to $112,000 and from $140,000 to $124,385 in 2012.

3)       For 2012, Mr. Mahdi’s salary was 150,000, pursuant to his employment agreement.  Mr. Bennett’s salary for 2012 was $140,000 and will receive 100,000 shares of common stock per quarter, pursuant to his employment agreement.

4)       There were no bonuses paid or accrued for any executives for fiscal years 2009, 2010, 2011 and 2012..

5)       Mr. Bennett was to be granted 100,000 shares of restricted common stock valued at .05 ($5,000) as additional compensation. 100,000 shares were issued in 2011 and zero were issued in 2012. Stock awards consist of service-based and performance-based restricted share unit awards. The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the grant date fair value for grants made by us in fiscal years 2011, calculated in accordance with FASB ASC Topic 718. There were no stock awards granted to the named executive officers in fiscal year 2009. For additional information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled "Stock-Based Compensation" under Note 2 to our audited consolidated financial statements provided herein.

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

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2011. In addition Mr. Bennett was issued an option to purchase 30,0,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 3,00,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2011, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he will be granted 800,000 shares of the Company's common stock over the next eight quarters.

(4)

Robert Young was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2012. Mr. Young purchased 150,000 shares of common stock of the issuer in regular open market transaction. In addition, Mr. Young will be entitled to receive 50,000 shares of the issuer's common stock for the first year and 100,000 shares of common stock per year thereafter for each year Mr. Young serves as a director of the issuer pursuant to the issuer's director compensation plan.

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

(6)

Finn-Partners, Inc. acquired 3,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 349,319 through regular open-market transactions.

None of the above shares have been pledged as security.

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8 of our Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes included in Item 8 of our Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Amendment to Annual Report on Form 10-K filed with the Commission on April 1, 2013.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes included in Item 8 of our Annual Report on Form 10-K filed with the Commission on April 1, 2013.

Financial Statements

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, on April 4, 2013, thereunto duly authorized.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 9, 2013

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 9, 2013

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

21.1** List of Subsidiaries

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1† Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2† Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

101.INS**       XBRL Instance Document

Financial Statements

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

_________________

† Filed herewith

*Furnished herewith

** Exhibit filed with the original Form 10-K