Form 10-Q
period 2013-03-31
Probe Manufacturing Inc
filed 2013-05-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

                              ☐ Yes ☑ No

    As of May 15, 2013 there were 20,451,945 shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of March 31, 2013 and the related statements of operations and cash flows for the three month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 20, 2013

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Consolidated Balance Sheet
	Un-Audited	Audited
	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$ 1,724	$ 19,260
Accounts receivable - net	672,428	908,697
Inventory	631,191	629,841
Total Current Assets	1,305,343	1,557,798

Property And Equipment - Net	157,367	131,587

Goodwill	420,673	-
Other Assets	79,262	22,376
Total Assets	$ 1,962,645	$ 1,711,761

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable - trade	634,527	453,913
Accrued Expenses	149,994	105,668
Notes Payable - Line of Credit	723,041	858,543
Notes Payable - Current	36,708	8,664
Total Current Liabilities	1,544,270	1,426,788
Long-Term Debt:
Notes Payable	120,000	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	120,000	-
Total Liabilities	1,664,270	1,426,788

Stockholders' ( Deficit )
Common stock, $.001 par value; 400,000,000 shares authorized; 20,451,945 and 20,331,906 shares issued and outstanding respectively	38,873	20,332
Additional paid-in capital	1,042,806	620,130
Treasury Stock	(1,113)	(633)
Accumulated deficit	(782,191)	(354,856)
Total Stockholders' Equity	298,375	284,973
Total Liabilities And Stockholders' Equity	$ 1,962,645	$ 1,711,761

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Condensed Consolidated Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2013	2012

Sales	$ 712,657	$ 1,285,868
Cost of Goods Sold	536,617	835,912
Gross Profit	176,040	449,956

General And Administrative	289,431	389,603
Share Based Expense	2,124	3,300
Net Profit / (Loss) From Operations	(115,515)	57,053

Other Income / (Expenses)	-	-
Interest Expense	(30,421)	(44,336)
Net Profit / (Loss) Before Income Taxes	(145,936)	12,717
Income Tax Expense	-	-
Net Profit / (Loss)	$ (145,936)	$ 12,717

Per Share Information:
Basic weighted average number
of common shares outstanding	20,415,906	19,831,180

Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	20,415,906	20,996,011

Diluted, Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2013

	Un-Audited	Un-Audited
	2013	2012
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (145,936)	$ 12,717
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,885	10,439
Share based compensation	2,124	3,300
Net Assets Acquired	(262,979)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	236,269	(279,457)
(Increase) decrease in inventory	(1,350)	(136,248)
(Increase) decrease in other assets	(56,886)	7,492
(Decrease) increase in accounts payable	180,614	130,541
Other (Decrease) increase in accrued expenses	44,326	(27,423)
Net Cash provided / (Used) In Operating Activities	4,067	(278,639)

Cash Flows from Investing Activities
Purchase of Property and equipment	(33,665)	(1,852)
Net Assets acquired in Acquisition	-
Cash Flows Used In Investing Activities	(33,665)	(1,852)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	33,905
Proceeds / (Payments) on Line of Credit	(135,502)	228,237
Repurchase of Treasury shares	(480)
Proceeds / (Payments) on notes payable	148,044	-
Cash Flows Provided / (used) By Financing Activities	12,062	262,142

Net (Decrease) Increase in Cash and Cash Equivalents	(17,536)	(18,349)

Cash and Cash Equivalents at Beginning of Period	19,260	18,349

Cash and Cash Equivalents at End of Period	$ 1,724	$ -

Supplemental Information:
Interest Paid	$ 44,174	$ 44,174
Excess of purchase price over net assets-acquisition	$ 420,673
Shares issued for Acquisiton	$ 233,751	$ -

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2013, we had shareholder surplus of $298,375; however, we had a net loss of $(145,936), a working capital deficit of $(238,927) and an accumulated deficit of $(782,191) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and regain profitability.

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States of America, or GAAP, in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed consolidated or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC on April 1, 2013.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Cash and cash equivalents consisted of the following as of:

	March 31,2013	December 31, 2011
Cash and bank balances	$ 1,724	$ 19,260

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2013, we had a reserve for potentially un-collectable accounts of $80,350.  Five customers accounted for approximately 55% of accounts receivable at March 31, 2013 and no one customer accounted for more than 18% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2013, we had a reserve for potentially obsolete inventory of $200,000.

Inventories by major classification were comprised of the following as of:

	March 31, 2013	December 31, 2012
Raw Material	$ 662,925	$ 658,241
Work in Process	158,180	156,175
Finished Goods	10,086	5,426
Total	831,191	816,561
Less Reserve for excess or obsolete inventory	(200,000)	(190,000)
Total Inventory	$ 631,191	$ 629,841

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

Property and equipment were comprised of the following at:

	March 31, 2013	December 31, 2012
Capital Equipment	$ 2,446,942	$ 2,019,092
Leasehold improvements	119,536	36,686
Total	2,566,478	2,055,778
Accumulated Depreciation	(2,409,112)	(1,924,193)
Net Fixed Assets	$ 157,367	$ 131,585

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

Research and Development

For the three months ended March 31, 2013 and 2012, respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

Acquisition of Trident Manufacturing

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

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident and all its operational assets in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of Probe Manufacturing, Inc.  As a result we recognized $420,673 in goodwill.

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	$ 4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	$ (262,978)

Adjustments to Stockholders equity

Reduction Opening balance Equity	$ (18,419)
Adjustment to accumulated deficit	281,397
Net Asset Adjustment to equity	$ 262,978

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three ended, March 31, 2013 and 2012 we recognized $2,124 and $3,300 respectively

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited
	Three month period ended
	March 31,
	2013	2012

Stock based compensation expense	$ 2,124	$ 3,300

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2013, we had outstanding common stock shares of 20,451,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the three months ended March 31, 2013, were 20,415,906.   As of March 31, 2013, we had outstanding warrants to purchase 300,000 additional common stock shares, options to purchase 110,386, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2013, was 20,862,331, however these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

	Un-audited
	Three month period ended
	March 31,
	2013	2012
Per Share Information:
Basic weighted average number
of common shares outstanding	20,415,906	19,831,180

Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	20,415,906	20,996,011

Diluted, Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2012, we had a net operating loss carry forward of $(500,791) and a deferred tax asset of $170,269 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $170,269.

March 31, 2013
Deferred Tax Asset	$ 170,269
Valuation Allowance	(170,269)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

	March 31, 2013	December 31, 2012

Accrued Wages	$ 71,436	$ 28,362
Accrued Interest	5,801	4,549
Accrued Rent	48,190	48,190
Accrued Vacation	24,567	24,567
Total Accrued Expenses	$ 149,994	$ 105,668

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

Related Party – Notes payable

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2013 the outstanding balance was $4,332.

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

On February 21, 2012 we entered into a 5 year lease with First Industrial, L.P. with a commencement date of March 1, 2012.  The facility is approximately 15,000 square feet and is located at 440 West Lawndale Drive, Salt Lake City UT 84115. The Lease has the following Payments:

Lease Period	Monthly Base Rent
3/1/2012 to 8/31/2012	$ 3,008.00
9/1/2012 to 2/28/2013	$ 6,016.00
3/1/2013 to 2/28/2014	$ 6,191.00
3/1/2014 to 2/28/2015	$ 6,379.00
3/1/2015 to 2/28/2016	$ 6,580.00
3/1/2016 to 2/28/2017	$ 6,768.00

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

On January 21, 2013 we issued 100,000 shares of common stock as for legal services.

On January 21, 2013 we issued 10,000 shares of common stock for consulting services.

On January 21, 2013 we issued 10,000 shares of common stock to employees as additional compensation.

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2013 there were 20,451,945 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all shares preferred stock has been converted into common stock and there were no outstanding preferred shares as of March 31, 2013.

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

As of March 31, 2013, we had repurchased 16,300 shares of our common stock.

Warrants

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants will expire on April 8, 2016.

Warrants Activity for the Period and Summary of Outstanding Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2012	300,000	0.50	300,000	0.50
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2013	300,000	0.50	300,000	0.50

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
0.50	300,000	$0.50	3.02	300,000	$0.50
Total	300,000	$0.50		300,000	$0.50

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2013, there were 194,780 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 75,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011. As of March 31, 2013 the balance of the outstanding options under this plan is 60,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.33 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2010; and $0 for the year ended December 31, 2011.

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

As of March 31, 2013 we have issued 500,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2013 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2012 the outstanding balance was $4,332.

11.  Subsequent Events

As of May 20, 2013, we have exceeded our borrowing capacity under our financing arrangement with Far West Capital and are paying increased interest rates. As a result our liquidity and operations are currently and will continue to be adversely impacted, until we find an alternative financing source or decrease our borrowings under our financing arrangement with Far West Capital.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2013, we had shareholder surplus of $298,375; however, we had a net loss of $(145,936), a working capital deficit of $(238,927) and an accumulated deficit of $(782,191) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and regain profitability.

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

Probe Manufacturing, Inc.
Condensed Consolidated Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2013	2012

Sales	$ 712,657	$ 1,285,868
Cost of Goods Sold	536,617	835,912
Gross Profit	176,040	449,956

General And Administrative	289,431	389,603
Share Based Expense	2,124	3,300
Net Profit / (Loss) From Operations	(115,515)	57,053

Other Income / (Expenses)	-	-
Interest Expense	(30,421)	(44,336)
Net Profit / (Loss) Before Income Taxes	(145,936)	12,717
Income Tax Expense	-	-
Net Profit / (Loss)	$ (145,936)	$ 12,717

Per Share Information:
Basic weighted average number
of common shares outstanding	20,415,906	19,831,180

Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	20,415,906	20,996,011

Diluted, Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
	Unaudited
	March 31,	December 31,
	2013	2012

Working Capital	$ (238,927)	$ 131,010
Total Assets	1,962,645	1,711,761
Long term Debt	120,000	-
Stockholder Equity	$ 298,375	$ 284,973

Summary of Results:

For the three month period ended March 31, 2013, we had a net loss of $(145,936) compared to net profit of $12,717 for the same periods in 2012.

For the three months ended March 31, 2013, our revenue was $712,657 compared to $1,285,868 for the same period in 2012, due to decrease in the economy and lower defense spending, during this period we did not lose and customers, however their orders simply slowed down.  We are however  seeing an increase in our backlog and increased orders within existing accounts and we added 5 new customers in the first quarter of 2013.

For the three months ended March 31, 2013, our administrative expense was $289,431 compared to $389,603 for the same period in 2012.  This was mainly due to a decrease in administrative payroll in response to the decrease in shipments.

Key performance indicators:
	March 31,
	2013	2012
Inventory Turns	3.41	4.87
Days Sales in Backlog	126	153
Days Receivables Outstanding	84	59
Days Payables Outstanding	106	69

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2013. For the three months ended March 31, 2013, our inventory turns were 3.4 compared to 4.87 for the same period in 2012.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2013, days sales in backlog was 126 days compared to 153 days for the same period in 2012.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months period ended March 31, 2013, days receivables outstanding was 84 days compared to 59 days for the same period in 2012.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months period ended March 31, 2013, days payable outstanding was 106 days compared to 69 days for the same period in 2012.

Critical Accounting Policies and Estimates

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

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC on April 1, 2013.

Cash and Cash Equivalents

We maintain the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Cash and cash equivalents consisted of the following as of:

	March 31, 2013	December 31, 2012
Cash and bank balances	$ 1,724	$ 19,260

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2013, we had a reserve for potentially un-collectable accounts of $80,350.  Five customers accounted for approximately 55% of accounts receivable at March 31, 2013 and no one customer accounted for more than 18% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2013, we had a reserve for potentially obsolete inventory of $200,000.

Inventories by major classification were comprised of the following as of:

	March 31, 2013	December 31, 2012
Raw Material	$ 662,925	$ 654,960
Work in Process	158,180	156,175

Finished Goods	10,086	5,426
Total	831,191	816,561
Less Reserve for excess or obsolete inventory	(200,000)	(190,000)
Total Inventory	$ 631,191	$ 626,561

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

2 years (life of the lease)

Property and equipment were comprised of the following at:

	March 31, 2013	December 31, 2012
Capital Equipment	$ 2,446,942	$ 2,019,092
Leasehold improvements	119,536	36,686
Total	2,566,478	2,055,778
Accumulated Depreciation	(2,409,112)	(1,924,193)
Net Fixed Assets	$ 157,367	$ 131,585

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

Research and Development

For the three months ended March 31, 2013 and 2012, respectively, we expensed zero for research and development.

Segment Information

We operate in one segment; our primary business of electronics contract manufacturing.

Acquisition of Trident Manufacturing

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

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident and all its operational assets in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of Probe Manufacturing, Inc.  As a result we recognized $420,673 in goodwill.

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	$ 4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	$ (262,978)

Adjustments to Stockholders equity

Reduction Opening balance Equity	$ (18,419)
Adjustment to accumulated deficit	281,397
Net Asset Adjustment to equity	$ 262,978

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three ended, March 31, 2013 and 2012 we recognized $2,124 and $3,300, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited
	Three month period ended
	March 31,
	2013	2012

Stock based compensation expense	$ 2,124	$ 3,300

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2013, we had outstanding common stock shares of 20,451,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the three months ended March 31, 2013, were 20,415,906.   As of March 31, 2013, we had outstanding warrants to purchase 300,000 additional common stock shares, options to purchase 110,386, which may dilute future earnings per share. Fully diluted weighted average common stock shares and equivalents for the three months ended March 31, 2013, was 20,862, 331, however these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

	Un-audited
	Three month period ended
	March 31,
	2013	2012
Per Share Information:
Basic weighted average number
of common shares outstanding	20,415,906	19,831,180

Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	20,415,906	20,996,011

Diluted, Net Profit / (Loss) per common share	$ (0.01)	$ 0.00

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2012, we had a net operating loss carry forward of $(500,791) and a deferred tax asset of $170,269 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $170,269.

March 31, 2013
Deferred Tax Asset	$ 170,269
Valuation Allowance	(170,269)
Deferred Tax Asset (Net)	$ -

Result of operations:

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Probe Manufacturing, Inc.
Statement of Operations
Condensed Consolidated Statement of Operations

	Un-Audited	Un-Audited
	2013	2012

Sales	100%	100%
Cost Of Goods Sold	75%	65%
Gross Profit	25%	35%

General And Administrative	41%	30%
Share Based Compensation	0%	0%
Net Profit / (Loss) From Operations	-16%	4%
	0%	0%
Other Income / (Expenses)	0%	0%
Interest Expense	-4%	-3%
Net Profit / (Loss) Before Income Taxes	-20%	1%
Income Tax Expense	0%	0%
Net Profit / (Loss)	-20%	1%

Net Sales

For the three month period ended March 31, 2013, our revenue was $712,657 compared to $1,285,868 for the same period in 2012.

Major Customers

Our top five customers accounted for approximately 63% of our net sales for the three month period ended March 31, 2013, compared to 73% for the same period in 2012. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three month period ended March 31, 2013, our gross profits were 25% and 35% in the same period in 2012.

For the three month period ended March 31, 2013, our cost of goods sold was 75% compared to 65% for the same period in 2012, mainly due to the increase in direct labor and overtime as a percent of the sales.

Selling, General and Administrative (SG&A) Expenses

For the three month period ended March 31, 2013, our SG&A expense was 41% compared to 30% for the same period in 2012.  This increase is primarily due to the decrease in revenue.

Net Income/ (Loss) from operations

For the three month period ended March 31, 2013, our net income from operations was (20%) compared to 1% for the same period in 2012.

Liquidity and Capital Resources:

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	March 31,	December 31,
	2013	2012

Working Capital	$ (238,927)	$ 131,010
Total Assets	1,962,645	1,711,761
Long term Debt	120,000	-
Stockholder Equity	$ 298,375	$ 284,973

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

Capital Requirements for long-term Obligations

	2013	2014	2015
Notes - Payable	$ 8,664	$ -	$ 120,000
Total	$ 8,664	$ -	$ 120,000

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on April 1, 2013, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Although for the three months ended March 31, 2013, we had shareholder surplus of $398,375; however, we had a net loss of $(145,936), a working capital deficit of $(238,927) and an accumulated deficit of $(782,191) our ability to operate as a going concern is still dependent upon our ability (1) to obtain sufficient debt and/or equity capital and/or (2) generate positive cash flow from operations and regain profitability.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of March 31, 2013, we had current liabilities of $1,544,270. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

We have incurred indebtedness to support the cash flow of our operations and enable us to acquire parts and deliver finished products to our customers; however, such revolving lines of credits and accounts receivable purchasing arrangements have high interest rates, and penalties associated with some restrictive covenants that negatively impact our operating results.

Interest we will pay on our debt obligations will reduce cash available for operations.  During periods where we experience slow-downs in customer orders will not be able to access the funds available under such lines of credits which will negatively impact our cash flow, disrupt our supply chain and ultimately severely limit our ability to support our customers and/or generate new business.  In addition, if fail to meet the restrictive covenants of our financing arrangements it could trigger additional penalty charges and/or default whereby we would be required to pay the entire amount outstanding under the financing agreements which if we are unable to pay will allow the financial lender to take the company’s property securing the credit line or force us into bankruptcy.  As of May 20, 2013, we have exceeded our borrowing capacity under our financing arrangement with Far West Capital and are paying increased interest rates. As a result our liquidity and operations are currently and will continue to be adversely impacted, until we find an alternative financing source or decrease our borrowings under our financing arrangement with Far West Capital.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 20, 2013

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 20, 2013

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

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