Form 10-Q
period 2013-06-30
Probe Manufacturing Inc
filed 2013-08-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

                              ☐ Yes ☑ No

    As of August 1, 2013there were 23,451,945 shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of June 30, 2013 and the related statements of operations and cash flows for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

/s/William.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 16, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-Audited
	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$ 340,072	$ 19,260
Accounts receivable - net	600,387	908,697
Inventory	700,806	629,841
Total Current Assets	1,641,265	1,557,798

Property And Equipment - Net	148,780	131,587

Goodwill	420,673	-
Other Assets	40,023	22,376
Total Assets	$ 2,250,741	$ 1,711,761

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Accounts payable - trade	622,770	453,913
Accrued Expenses	104,970	105,668
Notes Payable - Line of Credit	698,699	858,543
Notes Payable - Current	32,698	8,664
Total Current Liabilities	1,459,137	1,426,788
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,459,137	1,426,788

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	500,000	-
Common stock, $.001 par value; 400,000,000 shares authorized; 23,251,945 and 20,331,906 shares issued and outstanding respectively	40,073	20,332
Additional paid-in capital	1,119,912	620,130
Treasury Stock	(1,113)	(633)
Accumulated deficit	(867,268)	(354,856)
Total Stockholders' ( Deficit )	791,604	284,973
Total Liabilities And Stockholders' Deficit	$ 2,250,741	$ 1,711,761

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2013 and 2012 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2013	2012	2013	2012

Sales	$ 1,023,338	$ 1,603,285	$ 1,735,995	$ 2,889,153
Cost of Goods Sold	650,214	1,143,532	1,186,831	2,064,648
Gross Profit	373,124	459,753	549,164	824,505

General And Administrative	441,731	325,266	731,162	629,663
Share Based Compensation	-	10,000	2,124	13,300
Net Profit / (Loss) From Operations	(68,607)	124,487	(184,122)	181,542

Other Income / (Expenses)	55,777	133	55,777	230
Interest Expense	(72,246)	(53,167)	(102,667)	(97,601)
Net Profit / (Loss) Before Income Taxes	(85,076)	71,453	(231,012)	84,171
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (85,076)	$ 71,453	$ (231,012)	$ 84,171

Per Share Information:
Basic weighted average number
of common shares outstanding	21,682,685	19,831,906	21,052,790	19,831,543

Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	21,682,685	20,415,439	20,410,784	20,410,784

Diluted, Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,

	Un-Audited	Un-Audited
	2013	2012
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (231,012)	$ 84,170
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,472	20,884
Share based compensation	2,124	13,300
Gain from issuance of Shares for acquisition	(41,694)	-
Net Assets Acquired	(262,979)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	308,310	(279,850)
(Increase) decrease in inventory	(70,965)	(60,447)
(Increase) decrease in other assets	(17,647)	(6,832)
(Decrease) increase in accounts payable	168,857	51,150
Other (Decrease) increase in accrued expenses	(698)	(40,838)
Net Cash provided / (Used) In Operating Activities	(129,232)	(218,463)

Cash Flows from Investing Activities
Purchase of Equipment	(33,665)	(11,673)
Cash Flows Used In Investing Activities	(33,665)	(11,673)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	-
(Decrease) increase in advances line of credit	(159,845)	241,586
Proceeds / (Payments) on notes payable	144,034	-
Payments for Treasury stock repurchase	(480)	-
Proceeds from issuance of Preferred stock	500,000	-
Cash Flows Provided / (used) By Financing Activities	483,709	241,586

Net (Decrease) Increase in Cash and Cash Equivalents	320,812	11,450

Cash and Cash Equivalents at Beginning of Period	19,260	18,349

Cash and Cash Equivalents at End of Period	$ 340,072	$ 29,799

Supplemental Information:
Interest Paid	$ 101,017	$ 97,351

Shares issued for note conversion	$ 120,000	$ -

Shares issued for acquisition	$ 116,000

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “Probe,” “PMI,” “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. Probe is a high quality global electronics manufacturing service (EMS) company. We provide a full range of engineering, manufacturing and integrated supply chain services to original equipment manufacturers (OEM) companies, who design and market electronic products. Currently, our revenue is generated from sales of our services primarily to customers in the medical device, aerospace, alternative fuel, industrial and instrumentation products manufacturers. Probe's EMS offerings include new product introduction, collaborative design, materials management, product manufacturing, product testing and product warranty repair, and end-of-life support. Because our core business is a service company, we’re impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently determining future trends and estimates of activity can be very difficult

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $791,604 and a working capital surplus of $182,128; however, we still had net loss of $(231,012) for the six months ended June 30, 2013 and an accumulated deficit of $(867,268) as of June 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

Cash and cash equivalents consisted of the following as of:

	June 30, 2013	December 31, 2012
Cash and bank balances	$ 340,072	$ 19,260

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2013, we had a reserve for potentially un-collectable accounts of $59,000.  Six (6) customers accounted for approximately 53% of accounts receivable at June 30, 2013 and one customer accounted for 15% and no other customer accounted for more than 13% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2013, we had a reserve for potentially obsolete inventory of $185,000.

Inventories by major classification were comprised of the following as of:

	June 30, 2013	December 31, 2012
Raw Material	$ 739,981	$ 658,241
Work in Process	135,339	156,175
Finished Goods	10,486	5,426
Total	885,806	816,561
Less reserve for excess or obsolete inventory	(185,000)	(190,000)
Total Inventory	$ 700,806	$ 629,841

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

                Leasehold improvements                                                     2 years (life of the lease)

Property and equipment were comprised of the following at:

	June 30, 2013	December 31, 2012
Furniture and Equipment	$ 2,089,445	$ 2,055,778
Accumulated Depreciation	(1,940,665)	(1,924,193)
Net Fixed Assets	$ 148,780	$ 131,585

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

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the six months ended June 30, 2013 and 2012.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the six months ended, June 30, 2013 and 2012 we recognized $2,124 and $13,300, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	June 30,		June 30,
	2013	2012	2013	2012

Stock based compensation expense	$ 0	$ 10,000	$ 2,124	$ 13,300

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of June 30, 2013, we had outstanding common stock shares of 23,251,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the six months ended June 30, 2013, were 21,025,790. As of June 30, 2013, we had outstanding warrants to purchase 800,000 additional common stock shares, options to purchase 110,386 additional common stock shares and common stock shares to be issued of 2,000,000, which may dilute future earnings per share, however, these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2013, we had a net operating loss carry forward of $(585,667) and a deferred tax asset of $199,195 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $199,195.

June 30, 2013
Deferred Tax Asset	$ 199,195
Valuation Allowance	(195,195)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

	June 30, 2013	December 31, 2012

Accrued Wages	$ 25,799	$ 28,362
Accrued Interest	5,764	4,549
Accrued Rent	48,190	48,190
Accrued Vacation	24,567	24,567
Total Accrued Expenses	$ $104,970	$ 105,668

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

Related Party – Notes payable

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2013 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2013 the outstanding balance was $4,332.

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

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

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in financial position to pay it back it need to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

For the six months ended June 30, 2013, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On January 21, 2013 we issued 100,000 shares of common stock as for legal services.

On January 21, 2013 we issued 10,000 shares of common stock for consulting services.

On January 21, 2013 we issued 10,000 shares of common stock to employees as additional compensation.

One January 25, 2013, we issued 400,000 shares to our Chief Financial Officer, John Bennett, pursuant to his employment agreement with the Company.

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2013 there were 23,251,945 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Reverse Stock Split

Effective January 22, 2013, we completed a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was previously approved by the our board of directors and by shareholders at the 2012 Annual General Meeting of Shareholders held on November 28, 2012. Upon effectiveness of the reverse stock split, each ten (10) shares of the company's issued and outstanding common stock was automatically combined and converted into one (1) issued and outstanding share of common stock. This reduced the number of issued and outstanding shares of the company's common stock from approximately 200 million to approximately 20 million. The reverse stock split affected only the issued and outstanding shares of the company's common stock, as well as common stock underlying stock options outstanding immediately prior to the effectiveness of the reverse stock split. The number of authorized shares of the company's common stock was not affected by the reverse split. All Shares referenced in this report have been retroactively adjusted to reflect the post-split shares.

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended authorizing 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all shares preferred stock has been converted into common stock and there were no outstanding preferred shares as of June 30, 2013.

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in financial position to pay it back it need to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

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

As of June 30, 2013, we had repurchased 21,100 shares of our common stock.

Warrants

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants.  Each warrant gives the holder the right to purchase 1 share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants will expire on April 8, 2016.

Series F & G – Common Stock warrants

See Note 11. Subsequent Events for a description of the Series F & G Common Stock Warrants to be issued in our Series D Preferred Stock private offering.

Warrants Activity for the Period and Summary of Outstanding Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2012	300,000	0.50	300,000	0.50
Granted	500,000	0.15	500,000	0.15
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2013	800,000	0.50	800,000	0.50

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	3.02	300,000	$0.50
$ 0.10	250,000	$0.10	5.00	250,000	$0.10
$ 0.20	250,000	$0.20	5.00	25,000	$0.20
Total	800,000	$0.28		300,000	$0.28

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2013, there were 194,780 outstanding options under this plan.

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

On April 7, 2011 our board of directors approved of the Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan to assist in attracting and retaining highly competent employees, directors and consultants to act as an incentive in motivating selected employees, directors and consultants of the Company to achieve long-term corporate objectives and to enable stock-based and cash-based incentive awards to qualify as performance-based compensation for purposes of the tax deduction limitations under Section 162(m) of the Code.

As of June 30, 2013 we have issued 500,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2013 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2013 the outstanding balance was $4,332.

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

11.  Subsequent Events

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in financial position to pay it back it need to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

Investors in the Series D Preferred Stock private offering shall receive one (1) warrant to purchase 50,000 shares of common stock for every $100,000 invested in the offering at a price per share equal to $0.10 per share and one (1) warrant to purchase 50,000 shares of common stock at a price per share equal to $0.20 (the “Series F and G Warrants”).  The Series F and G Warrants be valid for a period of 5 years from the date of the Closing. The amount and price per share shall be subject to adjustments for stock dividends, splits, combinations and similar events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise specifically stated, references in this report to “Probe,” “PMI,” “the Company,” “we,” “us,” “our” and similar terms mean Probe Manufacturing, Inc. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”). We provide global design and manufacturing services to original electronic equipment manufacturers (OEM) from our 23,000 sq-ft facility in Irvine, California and Trident Manufacturing’s 16,000 sq-ft facility in Salt Lake City, Utah, which we acquired in the first quarter of 2013. Our revenue is generated from sales of our services primarily to customers in the medical device, aerospace/military, telecommunication, alternative fuel, industrial and instrumentation product manufacturers. We provide our domestic customers with low cost, flexible and scalable manufacturing services. We utilize innovative manufacturing solutions, automated management systems and global sourcing strategies to provide our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $791,604 and a working capital surplus of $182,128; however, we still had net loss of $(231,012) for the six months ended June 30, 2013 and an accumulated deficit of $(867,268) as of June 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

Our operating results are affected by a number of factors, including the following:

•             changes in the macro-economic environment and related changes in consumer demand;

•             the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•             the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•             our components offerings which have required that we make substantial investments in the resources necessary to design and develop these products;

•             our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers;

•             our customers’ ability to cancel or delay orders or change production quantities;

•             our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•    our exposure to financially troubled customers; and

•             integration of acquired businesses and facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULT OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2013 and 2012, respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2013	2012	2013	2012

Sales	$ 1,023,338	$ 1,603,285	$ 1,735,995	$ 2,889,153
Cost of Goods Sold	650,214	1,143,532	1,186,831	2,064,648
Gross Profit	373,124	459,753	549,164	824,505

General And Administrative	441,731	325,266	731,162	629,663
Share Based Compensation	-	10,000	2,124	13,300
Net Profit / (Loss) From Operations	(68,607)	124,487	(184,122)	181,542

Other Income / (Expenses)	55,777	133	55,777	230
Interest Expense	(72,246)	(53,167)	(102,667)	(97,601)
Net Profit / (Loss) Before Income Taxes	(85,076)	71,453	(231,012)	84,171
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (85,076)	$ 71,453	$ (231,012)	$ 84,171

Net Sales

For the six-month period ended June 30, 2013, we had a net sales of $1,735,995, compared to net sales of $2,889,153 for the same period in 2012.

Our top five customers accounted for approximately 62% of our net sales for the six-month period ended June 30, 2013, compared to 61%, for the same period in 2012. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities, which allows us to better utilize our manufacturing capacity. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time as manufacturing program volumes increase, as our utilization rates and overhead absorption improves, and as we increase the level of vertically-integrated manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during the six-month period ended June 30, 2013 was $549,164 at 32% of sales compared to $824,505 at 29% of sales for the same period in 2012, mainly attributable primarily to the more favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $731,162 during the three-month period ended June 30, 2013, compared to 629,663 for the same period in 2012 mainly due to the investment in our new certification programs and technical personnel.

Interest Expense

For the six month period ended June 30, 2013, our interest expense was $102,667, compared to $97,601 for the same period in 2012; this was due to the interest generated from our accounts receivable financing line referenced in Note 7 of the notes in this document.

Key performance indicators

	June 30,
	2013	2012
Inventory Turns	3.57	5.71
Days Sales in Backlog	133	176
Days Receivables Outstanding	62	53
Days Payables Outstanding	157	47

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2013. For the six months ended June 30, 2013, our inventory turns were 3.57 compared to 5.71 for the same period in 2012.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the six months ended June 30, 2013, days sales in backlog was 133 days compared to 176 days for the same period in 2012.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the six months ended June 30, 2013, days receivables outstanding was 62 days compared to 53 days for the same period in 2012.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the six months ended June 30, 2013, days payable outstanding was 157 days compared to 47 days for the same period in 2012.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the six months ended June 30,

	Un-audited	Un-audited
	2013	2012
Net Cash provided / (Used) In Operating Activities	$ (129,232)	$ (218,463)
Cash Flows Used In Investing Activities	(33,665)	(11,673)
Cash Flows Provided / (used) By Financing Activities	483,709	241,586
Net (Decrease) Increase in Cash and Cash Equivalents	$ 320,812	$ 11,450

Accounts Receivable Financing

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

Series D Preferred Stock Offering

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in financial position to pay it back it need to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

Capital Requirements for long-term Obligations

	2014	2013
Notes - Payable	$0	$8,664
Total	$0	$8,664

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $791,604 and a working capital surplus of $182,128; however, we still had net loss of $(231,012) for the six months ended June 30, 2013 and an accumulated deficit of $(867,268) as of June 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2013, we had current liabilities of $1,459,137.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

Furthermore, On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months. The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit or dividend payments to our Series D Preferred stockholder we will be in default which will have a material adverse impact on our business and working capital.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 19, 2013

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 19, 2013

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

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