Form 10-Q
period 2013-09-30
Probe Manufacturing Inc
filed 2013-11-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number:333-125678 (1933 Act)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                     ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☑ No

    As of November1, 2013there were 23,451,945shares of common stock of Probe Manufacturing, Inc. outstanding.

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

We have reviewed the accompanying balance sheet of Probe Manufacturing, Inc. as of S September 30, 2013 and the related statements of operations and cash flows for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

/s/William.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

November 19, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
	Un-Audited
	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$ 3,398	$ 19,260
Accounts receivable - net	720,182	908,697
Inventory	752,664	629,841
Total Current Assets	1,476,244	1,557,798
Property And Equipment - Net	166,832	131,587

Goodwill	420,673	-
Other Assets	42,444	22,376
Total Assets	$ 2,106,193	$ 1,711,761

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	$ 41,124	$ -
Accounts payable - trade	687,211	453,913
Accrued Expenses	115,051	105,668
Notes Payable - Line of Credit	229,789	858,543
Notes Payable - Current	78,690	8,664
Total Current Liabilities	1,151,865	1,426,788
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,151,865	1,426,788

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 0 shares issued and outstanding respectively	750,000	-
Common stock, $.001 par value; 400,000,000 shares authorized; 23,251,945 and 20,331,906 shares issued and outstanding respectively	40,073	20,332
Additional paid-in capital	1,119,912	620,130
Treasury Stock	(1,113)	(633)
Accumulated deficit	(954,544)	(354,856)
Total Stockholders' ( Deficit )	954,328	284,973
Total Liabilities And Stockholders' Deficit	$ 2,106,193	$ 1,711,761

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2013 and 2012 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2013	2012	2013	2012

Sales	$ 1,049,732	$ 1,079,931	$ 2,785,727	$ 3,969,084
Cost of Goods Sold	700,291	748,425	1,887,122	2,729,474
Gross Profit	349,441	331,506	898,605	1,239,610

General And Administrative	383,889	368,084	1,115,051	1,081,348
Share Based Compensation	-	-	2,124	13,300
Net Profit / (Loss) From Operations	(34,448)	(36,578)	(218,570)	144,962

Other Income / (Expenses)	-	-	55,777	230
Interest Expense	(52,828)	(35,270)	(155,495)	(132,870)
Net Profit / (Loss) Before Income Taxes	(87,276)	(71,848)	(318,288)	12,322
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (87,276)	$ (71,848)	$ (318,288)	$ 12,322

Per Share Information:
Basic weighted average number
of common shares outstanding	23,251,906	19,831,906	21,793,884	19,831,543

Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	23,251,906	20,415,439	21,793,884	20,410,784

Diluted, Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2013	2012
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (318,288)	$ 12,323
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,226	31,323
Share based compensation	2,124	13,300
Gain from issuance of Shares for acquisition	(41,694)
Net Assets Acquired	(262,979)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	188,515	(111,724)
(Increase) decrease in inventory	(122,823)	(161,021)
(Increase) decrease in other assets	(20,068)	328
(Decrease) increase in accounts payable	233,298	73,770
Other (Decrease) increase in accrued expenses	9,382	(88,511)
Net Cash provided / (Used) In Operating Activities	(305,307)	(230,212)

Cash Flows from Investing Activities
Purchase of Equipment	(62,471)	(41,752)
Cash Flows Used In Investing Activities	(62,471)	(41,752)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	41,124	-
(Decrease) increase in advances line of credit	(628,754)	277,909
Conversion of Note payable to Common Stock	120,000
Proceeds / (Payments) on notes payable	70,026	-
Payments for Treasury stock repurchase	(480)	-
Proceeds from issuance of Preferred stock	750,000	-
Cash Flows Provided / (used) By Financing Activities	351,916	277,909

Net (Decrease) Increase in Cash and Cash Equivalents	(15,862)	5,945

Cash and Cash Equivalents at Beginning of Period	19,260	18,349

Cash and Cash Equivalents at End of Period	$ 3,398	$ 24,294

Supplemental Information:
Interest Paid	$ 155,495	$ 132,360

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “Probe,” “PMI,” “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing; Inc. Probe is an electronics design & manufacturing services (EMS) company. We provide a full range of engineering, manufacturing and supply chain management services to original equipment manufacturers (OEM), who design and market electronic products. We manufacture products primarily for customers in the medical, aerospace, alternative fuel, industrial and instrumentation industries. Probe's EMS offerings include collaborative design, materials management, proto-typing, product manufacturing, full system integration, product testing and product warranty repair, and end-of-life support. We support our customers from concept to fulfillment of their products resulting in improved return on investment, reduced materials acquisition time and cost and accelerating time to market.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $954,328 and a working capital surplus of $324379; however, we still had net loss of $(318,288) for the nine months ended September 30, 2013 and an accumulated deficit of $(954544) as of September 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to obtain &sustain profitability and growth: (i) organic growth through vertical integration (ii) diversification of sales and industries by continually driving new sales; (iii) participating in the growth of our foundry companies in return for manufacturing rights and equity; (iv) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

Our future success is dependent on our ability to sustain profitable growth and attain additional growth. Capital. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Cash and cash equivalents consisted of the following as of:

	September 30, 2013	December 31, 2012
Cash and bank balances	$ 3,398	$ 19,260

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2013, we had a reserve for potentially un-collectable accounts of $43,550.  Six (6) customers accounted for approximately 71% of accounts receivable at September 30, 2013 and four customers accounted for more 12% each for a total of 54%.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2013, we had a reserve for potentially obsolete inventory of $256,000.

Inventories by major classification were comprised of the following as of:

	September 30, 2013	December 31, 2012
Raw Material	$ 783,005	$ 658,241
Work in Process	215,119	156,175
Finished Goods	10,460	5,426
Total	1,008,664	816,561
Less reserve for excess or obsolete inventory	(256,000)	(190,000)
Total Inventory	$ 752,664	$ 629,841

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

                Leasehold improvements                                                     2 years (life of the lease)

Property and equipment were comprised of the following at:

	September 30, 2013	December 31, 2012
Furniture and Equipment	$ 2,504,235	$ 2,055,778
Accumulated Depreciation	(2,337,403)	(1,924,193)
Net Fixed Assets	$ 166,832	$ 131,585

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	$ 4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	$ (262,978)
Adjustments to Stockholders equity
Reduction Opening balance Equity	$ (18,419)
Adjustment to accumulated deficit	281,397
Equity adjustment from acquisition	$ 262,978

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended, September 30, 2013 and 2012 we recognized $2,124 and $13,300, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	September 30,		September 30,
	2013	2012	2013	2012

Stock based compensation expense	$ 0	$ 0	$ 2,124	$ 13,300

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of September 30, 2013, we had outstanding common stock shares of 23,251,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the nine months ended September 30, 2013, were 21,025,790. As of September 30, 2013, we had outstanding warrants to purchase 800,000 additional common stock shares, options to purchase 110,386 additional common stock shares and common stock shares to be issued of 2,000,000, which may dilute future earnings per share; however, these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2013, we had a net operating loss carry forward of $(585,667) and a deferred tax asset of $199,195 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $199,195.

September 30, 2013
Deferred Tax Asset	$ 228,869
Valuation Allowance	(228,869)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

	September 30, 2013	December 31, 2012

Accrued Wages	$ 46,032-	$ 28,362
Accrued Interest	6,262	4,549
Accrued Rent	48,190	48,190
Accrued Vacation	14,567	24,567
Total Accrued Expenses	$ 115,051	$ 105,668

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

On August 26, 2013, we terminated our agreement with FWC due to the level of the advance fees.  Pursuant to the ARPA, the agreement will terminate 90 days after the date of our termination agreement and we will also pay a nominal early termination fee.

On September 6, 2013 we entered into a short term note for $50,000 with an individual with a fixed fee of $3,000 and it is due upon demand.

Related Party – Notes payable

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of September 30, 2013 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of September 30, 2013 the outstanding balance was $4,332.

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

Series D Preferred Stock Special Dividend

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

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly dividend at the rate of 17.5% per annum or at the option of the investor they may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend is owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation will be with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall be equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in a financial position to pay it back the company needs to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our financial position, results of operations or cash flows.

9.  Capital Stock Transactions

For the nine months ended September 30, 2013, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On January 21, 2013 we issued 10,000 shares of common stock as for legal services.

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

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.  During the initial close Luxus Micro Cap S.A. purchased 5,000 shares of our Series D Preferred Stock for $500,000 and RDK Enterprises, LLC, an entity affiliated with our board of directors member Robert Young, purchased 2,500 Series D Preferred Stock for $250,000.

Common Stock

Our Articles of Incorporation authorizes us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2013 there were 23,251,945 shares of common stock issued and outstanding, respectively. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 we authorized 15,000 shares Series C Convertible Preferred Stock. As of August 20, 2006 all shares Series A, B and C preferred stock has been converted into common stock and there were no outstanding preferred shares of the series A, B, C as of September 30, 2013. On June 17, 2013 we authorized the issuance of 15,000 shares of Series D Preferred stock.

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.  During the initial close Luxus Micro Cap S.A. purchased 5,000 shares of our Series D Preferred Stock for $500,000 and RDK Enterprises, LLC, an entity affiliated with our board of directors member Robert Young, purchased 2,500 Series D Preferred Stock for $250,000.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly dividend at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall be equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in a financial position to pay it back the company needs to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

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

As of September 30, 2013, we had repurchased 21,100 shares of our common stock.

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

Warrants Activity for the Period and Summary of Outstanding Warrants (ADD IN SERIES F & G WARRANTS)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2012	300,000	0.50	300,000	0.50
Granted	500,000	0.15	500,000	0.15
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30, 2013	800,000	0.50	800,000	0.50

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	2.77	300,000	$0.50
$ 0.10	250,000	$0.10	4.75	250,000	$0.10
$ 0.20	250,000	$0.20	4.75	25,000	$0.20
Total	800,000	$0.28		300,000	$0.28

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of September 30, 2013, there were 194,780 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees, to purchase up to 75,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011.

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

As of September 30, 2013 we have issued 50,000 shares pursuant to our 2011 Omnibus Incentive Plan.

Stock to be issued under option and warrant plans

Any shares issued under the existing option or warrant plans will come from the company’s authorized but un-issued, un-registered shares.

10.  Related Party Transactions

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is an independent distributor of electronic components. From time to time we purchase parts from Billet Electronics for the 9 months ended September 30, 2013 we purchase approximately $47,000 in material from Billet electronics . In addition, from time to time we provide assembly and value added services to Billet Electronics.  In addition Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved such transactions of our chief executive officer.

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of September 30, 2013 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of September 30, 2013 the outstanding balance was $4,332.

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.  During the initial close Luxus Micro Cap S.A. purchased 5,000 shares of our Series D Preferred Stock for $500,000 and RDK Enterprises, LLC, an entity affiliated with our board of directors member Robert Young, purchased 2,500 Series D Preferred Stock for $250,000.

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

OVERVIEW

Probe Manufacturing Industries, Inc. was incorporated on July 7, 1995. On April 21, 2005, the Company was re-domiciled from California to Nevada, and changed its name to Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”). We provide electronics design and manufacturing services to original electronic equipment manufacturers (OEM) from our 23,000 sq-ft facility in Irvine, California and Trident Manufacturing’s 16,000 sq-ft. facility in Salt Lake City, Utah, which we acquired in the first quarter of 2013. Our revenue is generated from sales of our services. We manufacture electronics products primarily for customers in the medical device, aerospace/military, telecommunication, alternative fuel, industrial and instrumentation industries. We provide our domestic customers with low cost, flexible and scalable manufacturing services. We utilize innovative manufacturing solutions, automated management systems and global sourcing strategies to provide our customers with onshore, scalable manufacturing solutions. The services that we provide are commonly referred to as Electronics Manufacturing Services (EMS). Our EMS offerings include new product introduction, collaborative design, procurement and materials management, product manufacturing, full system integration, product warranty repair, and end-of-life support. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to production and direct order fulfillment. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

The majority of our revenue is driven from manufacturing a mix of complex printed circuit board assemblies (PCB), and box build assemblies.  Some examples of our customer’s finished goods products includes Ultrasound Therapeutic medical devices, Sensors, electronic control units for precision laser welding equipment, PCB’s for landing gear systems and flap controllers, fluid control units for airliners, and devices for defense industry.

We believe that US should no longer be the center for innovation but once again should become the center for manufacturing of American innovation.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $954,328 and a working capital surplus of $324,379; however, we still had net loss of $(318,288) for the nine months ended September 30, 2013 and an accumulated deficit of $(954,544) as of September 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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
September 30, 2013 and 2012 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2013	2012	2013	2012

Sales	$ 1,049,732	$ 1,079,931	$ 2,785,727	$ 3,969,084
Cost of Goods Sold	750,291	748,425	1,937,122	2,729,474
Gross Profit	299,441	331,506	848,605	1,239,610

General And Administrative	333,889	368,084	1,065,051	1,081,348
Share Based Compensation	-	-	2,124	13,300
Net Profit / (Loss) From Operations	(34,448)	(36,578)	(218,570)	144,962

Other Income / (Expenses)	-	-	55,777	230
Interest Expense	(52,828)	(35,270)	(155,495)	(132,870)
Net Profit / (Loss) Before Income Taxes	(87,276)	(71,848)	(318,288)	12,322
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (87,276)	$ (71,848)	$ (318,288)	$ 12,322

Net Sales

For the nine month period ended September 30, 2013, we had a net sales of $2,785,727 compared to net sales of $3,969,084 for the same period in 2012.

Our top five customers accounted for approximately 62% of our net sales for the nine month period ended September 30, 2013,compared to 61%, for the same period in 2012. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the nine month period ended September 30, 2013 was $848,605 at 30% of sales compared to $1,239,610 at 31% of sales for the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $1,065,051 during the nine month period ended September 30, 2013, compared to $1,081,348 for the same period in 2012.

Interest Expense

For the nine month period ended September 30, 2013, our interest expense was $155,495, compared to $132,870 for the same period in 2012; this was due to the interest generated from our accounts receivable financing line referenced in Note 7 of the notes in this document.

Key performance indicators

	September 30,
	2013	2012
Inventory Turns	3.33	3.52
Days Sales in Backlog	174	89
Days Receivables Outstanding	71	52
Days Payables Outstanding	95	54

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, our inventory turns were 2.8 compared to 3.52 for the same period in 2012.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the nine months ended September 30, 2013, days sales in backlog was 174 days compared to 89 days for the same period in 2012.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the nine months ended September 30, 2013, days receivables outstanding was 71 days compared to 52 days for the same period in 2012.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the nine months ended September 30, 2013, days payable outstanding was 95 days compared to 54 days for the same period in 2012.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	September 30,	December 31,
	2013	2012

Working Capital	$ 324,379	$ 131,010
Total Assets	2,106,193	1,711,761
Long term Debt	-	-
Stockholder Equity	$ 954,328	$ 284,973

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

On August 21, 2013, we terminated our agreement with FWC.  Pursuant to the ARPA, the agreement will terminate 90 days after the date of our termination agreement and we will also pay a nominal early termination fee.

Series D Preferred Stock Offering

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.  During the initial close Luxus Micro Cap S.A. purchased 5,000 shares of our Series D Preferred Stock for $500,000 and RDK Enterprises, LLC, an entity affiliated with our board of directors member Robert Young, purchased 2,500 Series D Preferred Stock for $250,000.

The following are primary terms of the Series D Preferred Stock Offering.  The Series D Preferred holders will be paid a special monthly dividend at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate shall be equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends.  If Company is not in a financial position to pay it back the company needs to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate in good faith for an extension of the Redemption Period.  Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

Capital Requirements for long-term Obligations

	2014	2013
Notes - Payable	$0	$58,664
Total	$0	$58,664

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4.Controls and Procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2013 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None.

Item 1A.Risk Factors.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $954,328 and a working capital surplus of $324,379; however, we still had net loss of $(318,288) for the nine months ended September 30, 2013 and an accumulated deficit of $(954,544) as of September 30, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of September 30, 2013, we had current liabilities of $1,151,865.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

Furthermore, On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months. The Series D Preferred holders will be paid a special monthly dividend at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends.  If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend is owed, the Company will pay the investor a penalty of 3.5%.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 19, 2013

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 19, 2013

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBERDESCRIPTION

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