Form 10-K
period 2013-12-31
Probe Manufacturing Inc
filed 2014-04-15
CIK 1329606

Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended : December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

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

Financial Statements

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $605,048 based upon the price ($0.075) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 24,251,945 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements

PROBE MANUFACTURING, INC.

10-K

Part I

Part II

Part III

Financial Statements

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

-

The availability and adequacy of our cash flow to meet our requirements;

-

Economic, competitive, demographic, business and other conditions in our local and regional markets;

-

Changes or developments in laws, regulations or taxes in our industry;

-

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

-

Competition in our industry;

-

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

-

Changes in our business strategy, capital improvements or development plans;

-

The availability of additional capital to support capital improvements and development; and

-

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PMFI”, “Probe”, “we”, “us” and “our” are references to Probe Manufacturing Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

We believe that with the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) innovative manufacturing solutions and now multiple domestic facilities; and (v) global sourcing solutions and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

On March 15, 2013, we entered into an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation, (“Trident”), and the shareholders of Trident, to acquire 100% of the issued and outstanding common stock shares of Trident. Trident is a full-service electronics manufacturing service company with a 16,000 sq. ft. manufacturing

Financial Statements

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $728,892 and a working capital surplus of $123,717; however, we still had net loss of $(650,652) for the year ended December 31, 2013 and an accumulated deficit of $(1,286,907) as of December 31, 2013 and used $266,038 in net cash from operating activity for the year ended December 31, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Manufacturing.  Flexibility, responsiveness, communication, global supply chain management and speed are key values in what we offer our customers. We establish clear communication about our customer needs and requirements enabling a seamless integration with their objectives and processes. PMI’s manufacturing capability supports high and low-mix assemblies  to low to medium-volume quantities.. Our manufacturing operations include printed circuit board assembly and testing; cable and harness assembly; mechanical assembly; and complex system integration.

Sales and Marketing

Financial Statements

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

We sustain and grow our relationships by a controllable and continuous delivery of high quality parts, a repeatable process and on time with flexibility at the lowest possible cost.

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

Our margins grow as our revenue grows.

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

Financial Statements

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

Item 1a.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

RISKS ABOUT OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $728,892 and a working capital surplus of $123,717; however, we still had net loss of $(650,652) for the year ended December 31, 2013 and an accumulated deficit of $(1,286,907) as of December 31, 2013 and used $266,038 in net cash from operating activity for the year ended December 31, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

On November 4th 2013 this financing line was paid off in full.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2013, we had current liabilities of $1,000,731 Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

IF DEMAND FOR THE PRODUCTS AND SERVICES THAT THE COMPANY OFFERS SLOWS OUR  BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which it intends to sell depends on many factors, including:

•	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products.

•	the competitive environment in the EMS sectors may force it to reduce prices below its desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for our EMS products in a timely cost-effective manner;

•	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
•

our ability to identify and respond successfully to emerging trends in the EMS industry.

For the long term, demand for the products and services that we offer may be affected by:

•

the ability to establish, maintain and eventually grow market share in a competitive environment;

•

our ability to deliver of our products and services globally, geopolitical changes, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond the Company’s control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability; and,

•

restrictions on access to North American markets and supplies.

All of these factors could result in immediate and longer term declines in the demand for the products and services that we offer, which could adversely affect our sales, cash flows and overall financial condition.

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

Financial Statements

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

We currently service, attempt to solicit new, and direct the majority of our marketing efforts to customers in the Southern California region. This is a very small addressable market which ultimately limits the amount of growth we could experience. In addition, this region could experience an economic recession or other market contraction which would cause our current customers and any potential customers to also contract their businesses as well and cease outsourcing any current products that we currently service and would attempt to obtain. Both the size of the market and any potential economic hardship affecting this small regional market could adversely affect our project sales and operating income. If we are forced to expand our marketing efforts outside this region we could also incur significant costs in an attempt to penetrate other regional or national markets.

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

During the twelve months ended December 31, 2013, we derived approximately 16% of our revenue from customers in the medical device manufacturing, 30% industrial products, 1% from customers in the semiconductor industry, 7% from customers in the instrumentation industry, 9% from customers in the military industry, 4% from customers in the telecommunications industry, and 32% from customers in aerospace/defense industries.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 60% of net sales during the twelve months ended December 31, 2013.

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

Financial Statements

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

AS THE COMPANY INTENDS TO BE CONDUCTING INTERNATIONAL BUSINESS TRANSACTIONS, IT WILL BE EXPOSED TO LOCAL BUSINESS RISKS IN DIFFERENT COUNTRIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

The Company intends to promote and sell its products internationally by virtue of the global access to its EMS products line and it expects to have customers located in several countries. The Company’s international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•

new and different legal and regulatory requirements in local jurisdictions;

•

potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

•

risk of nationalization of private enterprises by foreign governments;

•

legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,

•

local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

The Company may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where it will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on its base operations and upon its financial condition and results of operations.

Since our EMS products will be available over the Internet in foreign countries and the Company will have customers residing in foreign countries, foreign jurisdictions may require it to qualify to do business in their country. It will be required to comply with certain laws and regulations of each country in which it conducts business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

AS AN “EMERGING GROWTH COMPANY” UNDER THE JUMPSTART OUR BUSINESS STARTUPS ACT (THE “JOBS ACT”), THE COMPANY IS PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

PMFI qualifies as an “emerging growth company” under the JOBS Act. As a result, it is permitted to, and intends to, rely on exemptions from certain disclosure requirements. For so long as the Company is an emerging growth company, it will not be required to:

•	have an auditor report on its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company for up to five full fiscal years, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, it would cease to be an emerging growth company as of the following December 31, or if its annual revenues exceed $1 billion, it would cease to be an emerging growth company the following fiscal year, or if it issues more than $1 billion in non-convertible debt in a three-year period, the Company would cease to be an emerging growth company immediately.

THE COMPANY WILL ELECT TO TAKE ADVANTAGE OF THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH NEW OR REVISED ACCOUNTING STANDARDS UNDER SECTION 102(B)(1).

This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election the financial statements may not be comparable to companies that comply with public company effective dates.

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

THE MARKET PRICE AND TRADING VOLUME OF SHARES OF OUR COMMON STOCK MAY BE VOLATILE.

The market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, or competitors regarding their own performance, as well as general economic and industry conditions.  In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

As a public reporting company, we are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and may require attestation of this assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Financial Statements

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

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of December 31, 2009. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115

Year	Monthly Rent
1	6,016
2	6,191
3	6,379
4	6,580
5	6,768

Item 3. Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Financial Statements

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2013, as reported by the Bloomberg Financial Network, are as follows:

2013 FISCAL YEAR	High	Low
First Quarter	$0.15	$0.010
Second Quarter	$0.10	$0.05
Third Quarter	$0.13	$0.08
Fourth Quarter	$0.135	$0.08

2012 FISCAL YEAR	High	Low
First Quarter	$0.15	$0.089
Second Quarter	$0.10	$0.005
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.145	$0.08

* The low and high bid prices have been adjusted to reflect the 10:1 reverse stock split that was declared effective on

 January 22, 2013.

Record Holders

As of March 31, 2014, there were 24,251,945 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 240 holders of record, based on information provided by our transfer agent.

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

Re-Purchase of Equity Securities

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

Financial Statements

The company's Board of Directors authorized the repurchase plan because it believes recent market conditions may have caused the Company's common stock to be undervalued. The timing and number of any shares repurchased will depend on the terms and conditions of the plan and no assurance can be given that any specific amount of common stock will be repurchased.

As of December 31, 2013, we had repurchased 11,500 shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	17,789	$1.70	467,250
Non-Qualified Equity compensation plans approved by security holders	90,000	$1.3	-
Total	107,789	$1.40	467,250

Recent Sales of Unregistered Securities

For the years ended December 31, 2013 and 2012, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On December 24, 2012 we issued 500,000 Shares of common stock to an accredited investor at $.10 per share.

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc and as a result we issued 1,600,000 shares of our common stock at $.07

On January 25, 2013 we issued 110,000 of common stock for services at $.10

On January 25, 2013 we issued 10,000 of common stock to employees at $.10

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

On May 10, 2013 Luxus Micro Cap S.A. presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued  1,200,000 shares of common stock. The balance due on the note on December 31, 2013 is $0.

Financial Statements

 On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

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

The capital received from the Series D Preferred Stock offering shall be used as working capital and is intended to replace the accounts receivable financing and credit line we have with Far West Capital, which upon the final closing Series D Preferred Stock offering.

On June 25th, 2013 we received $500,000 from a related party and issued 5,000 shares of Preferred Series D Preferred stock.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock.

On December 4, 2013 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

Financial Statements

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide the Selected Financial Data in our future filings.

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2013	2012

Sales	$ 3,547,961	$ 4,961,612
Cost of Goods Sold	2,580,857	3,491,639
Gross Profit	967,104	1,469,973

General And Administrative	1,356,927	1,385,163
Share Based Expense	9,051	13,300
Net Profit / (Loss) From Operations	(398,874)	71,510

Other Income / (Expenses)	41,694	-
Interest Expense	(293,472)	(187,883)
Net Profit / (Loss) Before Income Taxes	(650,652)	(116,373)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (650,652)	$ (116,373)

Per Share Information:
Basic weighted average number
of common shares outstanding	22,243,577	19,848,119

Net Profit / (Loss) per common share	$ (0.03)	$ (0.01)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	22,243,577	19,848,119

Diluted, Net Profit / (Loss) per common share	$ (0.03)	$ (0.01)

Financial Statements

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	December 31,	December 31,
	2013	2012

Working Capital	$ 123,717	$ 131,010
Total Assets	1,729,623	1,711,761
Long term Debt	-	-
Stockholder Equity	$ 728,892	$ 284,973

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

We believe that with the combination of: (i) our management expertise; (ii) low overhead and cost structure; (iii) sophisticated management system developed internally to oversee operational systems; (iv) innovative manufacturing solutions and now multiple domestic facilities; and (v) global sourcing solutions and domestic customer centric program management team, PMI is well positioned to take advantage of the projected increase in outsourced onshore manufacturing.

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc., a full-service electronics manufacturing services company based in Salt Lake City, Utah. This acquisition and future acquisitions like this will provide us with an expanded presence in lower cost regions of the US; strengthen our supply chain performance while increasing service levels and profitability; provides additional manufacturing capacity and value-added cable and harness offerings through Trident’s facility and ultimately enhance our capacity to deliver seamless end-to-end solutions for diversified markets from manufacturing to distribution.

Going Concern

 The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $728,892 and a working capital surplus of $123,717; however, we still had net loss of $(650,652) for the year ended December 31, 2013 and an accumulated deficit of $(1,286,907) as of December 31, 2013 and used $266,038 in net cash from operating activity for the year ended December 31, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

On November 4th 2013 this financing line was paid off in full.

Financial Statements

Summary of Results

For the year ended December 31, 2013, we had a net loss of $(650,652) compared to a net loss of $(116,373) for the same period in 2012. The increase in the net loss in 2013was mainly due to the decrease in sales of 1,413,651, although we did not lose customers, we saw a general slowdown in the economy and a decrease in sales across the board. Also we saw an increase in interest expense of $105,589, due to increased fees as well as early termination fees due to the pay off of the line of credit. In addition we saw an increase in administrative expenses due to the investment in additional certifications and personnel and purchases of additional manufacturing equipment. For the year ended December 31, 2013, our revenue was $3,547,961 compared to $4,961,612 for the same period in 2012, For the year ended December 31, 2013, our cost of goods sold was 73% compared to 70% for the same period in 2012, mainly due to the increase in direct labor as a percent of sales.  For the twelve months ended December 31, 2013, our gross margin was 27% compared to 30% for the same period in 2012.  For the twelve months ended December 31, 2013, our SG&A cost was 38% compared to 28% for the same period in 2012.  For the year ended December 31, 2013, we had a net loss from operations of (398,874), net loss of $(650,652) and a working capital surplus of $123,718.  Our total stockholder’s equity increased by $443,919, resulting in shareholder surplus of $728,891 as of December 31, 2013.  As of December 31, 2013, we had a working capital surplus of $123,718, compared to working capital surplus of $131,010 as of December 31, 2012, a decrease of $7,292.

Key performance indicators for the year ended December 31, 2013 and 2012:

Key performance indicators:

	2013	2012
Inventory Turnover	3.92	5.41
Days Sales in Backlog	145	67
Days Sales Outstanding	67	68
Days Payables Outstanding	76	46

 Inventory turnover are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2013, our inventory turnover was 3.92 compared to 5.41 for the same period in 2012.

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2013, Days Sales in Backlog was 145 days compared to 67 days for the same period in 2012.

Our backlog as of December 31, 2013 was $1,429,555 compared to $913,427 as of December 31, 2012. Subsequently our backlog has grown to $2,895,588 as if April 7, 2014

Days sales outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has deteriorated as a result of our customers stretching out payments and adverse economic conditions in general.  For the year ended December 31, 2013, days receivables outstanding was 67 days compared to 68 days for the same period in 2012.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2013, day’s payable outstanding was 76 compared to 46 for the same period in 2011.

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2013.

We follow United States Generally Accepted Accounting Principles, or GAAP. Certain of the principles involve selection among alternatives and choices of methods, which are described in the footnotes to our financial statements.

Financial Statements

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

 Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2013, we had a reserve for potentially un-collectable accounts of $28,441.  Five (5) customers accounted for approximately 80% of accounts receivable at December 31, 2013 and one customer accounted for 26% and no other customer accounted for more than 22% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

 Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2013, we had a reserve for potentially obsolete inventory of $205,000.

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

Financial Statements

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2013, we had outstanding common shares of 24,251,945 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2013 and 2012 were 22,243,577 and 19,848,119, respectively.  As of December 31, 2013, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2013 and 2012 were withheld from the calculation in 2013, as they were anti-dilutive due to the net loss.

Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We expensed $0.00 in Research and Development Costs during the years ended December 31, 2013 and 2012.

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2013	2012

Sales	100%	100%
Cost Of Goods Sold	73%	70%
Gross Profit	27%	30%

General And Administrative	38%	28%
Share Based Compensation	0%	0%
Net Profit / (Loss) From Operations	-11%	1%
	0%	0%
Other Income / (Expenses)	1%	0%
Interest Expense	-8%	-4%
Net Profit / (Loss) Before Income Taxes	-18%	-2%
Income Tax Expense	0%	0%
Net Profit / (Loss)	-18%	-2%

Net Sales

For the year ended December 31, 2013, our revenue was $3,547,961 compared to $4,961,612 for the same period in 2012.  Our revenue decreased by $1,413,651 for the year ended December 31, 2013, compared to the same period in 2012. The decreased in revenue was due decreased orders across the board, although we did not lose any customers, we saw a general slowdown in the economy and a decrease in sales across the board.

Major Customers

Our top 5 customers accounted for approximately 60% of our net sales for the year ended December 31, 2013, compared to 69%, for the same period in 2012. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control

Financial Statements

over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2013, our gross profits decreased to 27% from 30% for the same period in 2012. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2013, our SG&A expense was 39% compared to 28% for the same period in 2012.  This Increase was primarily due to our increase in expenses associated with investments in our infrastructure Medical device and Aerospace manufacturing approvals and certifications.

Net (Loss) from operations

For the year ended December 31, 2013, our net loss from operations was (11)% compared to net income from operations of 1% for the same period in 2012. This decrease was primarily due to the decrease in revenue of $1,413,651 and our increase in investment in our medical and aerospace certifications.

Net Income / Loss

For the year ended December 31, 2013, our net loss was (18%) compared to net income from operations of (2)% for the same period in 2012. This decrease was primarily due to the decrease in revenue of $1,413,651 and our increase in investment in our medical and aerospace certifications.

Interest Expense

For the year ended December 31, 2013 interest expense was $293,472 compared to $187,833 for the same period in 2012, due to increased fees as well as early termination fees due to the pay off of the line of credit.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	Un-audited	Un-audited
	2013	2012
Net Cash provided / (Used) In Operating Activities	$ (270,060)	$ (314,334)
Cash Flows Used In Investing Activities	(48,451)	(47,719)
Cash Flows Provided / (used) By Financing Activities	306,978	362,964
Net (Decrease) Increase in Cash and Cash Equivalents	$ (11,533)	$ 911

Capital Requirements for long-term Obligations

None.

Financial Statements

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Financial Statements

Item 8.  Financial Statements and Supplemental Data.

PROBE MANUFACTURING, INC.

(A DEVELOPMENT STAGE COMPANY)

10-K

FINANCIAL STATEMENTS

Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet
Preliminary

	December 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$ 6,749	$ 19,260
Accounts receivable - net	429,413	908,697
Inventory	688,286	629,841
Total Current Assets	1,124,448	1,557,798
Property And Equipment - Net	142,058	131,587

Goodwill	420,673	-
Other Assets	42,444	22,376
Total Assets	$ 1,729,623	$ 1,711,761

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	16,098	-
Accounts payable - trade	654,127	453,913
Accrued Expenses	146,939	105,668
Notes Payable - Line of Credit	-	858,543
Notes Payable - Current	183,567	8,664
Total Current Liabilities	1,000,731	1,426,788
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,000,731	1,426,788

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	-
Common stock, $.001 par value; 400,000,000 shares authorized; 23,251,945 and 20,331,906 shares issued and outstanding respectively	24,253	20,332
Additional paid-in capital	1,242,659	620,130
Treasury Stock	(1,113)	(633)
Accumulated deficit	(1,286,907)	(354,856)
Total Stockholders' ( Deficit )	728,892	284,973
Total Liabilities And Stockholders' Deficit	$ 1,729,623	$ 1,711,761

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

	2013	2012

Sales	$ 3,547,961	$ 4,961,612
Cost of Goods Sold	2,580,857	3,491,639
Gross Profit	967,104	1,469,973

General And Administrative	1,356,927	1,385,163
Share Based Expense	9,051	13,300
Net Profit / (Loss) From Operations	(398,874)	71,510

Other Income / (Expenses)	41,694	-
Interest Expense	(293,472)	(187,883)
Net Profit / (Loss) Before Income Taxes	(650,652)	(116,373)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (650,652)	$ (116,373)

Per Share Information:
Basic weighted average number
of common shares outstanding	22,243,577	19,848,119

Net Profit / (Loss) per common share	$ (0.03)	$ (0.01)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	22,243,577	19,848,119

Diluted, Net Profit / (Loss) per common share	$ (0.03)	$ (0.01)

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
December 31, 2013

	Common Stock ..001 Par		Preferred Stock .001 Par		Treasury Stock
Description	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/2011	19,765,906	$ 19,767	-	$ -	11,500	$ (633)	$ 557,395	$ (238,483)	$ 338,046

									-
Shares issued to Employees	66,000	66					3,234		3,300
Shares to be issued - key employees							10,000		10,000
Stock issued for cash	500,000	500					49,500		50,000
Net Profit								(116,373)	(116,373)
12/31/2012	20,331,906	$ 20,333	-	$ -	11,500	$ (633)	$ 620,129	$ (354,856)	$ 284,973

Shares issued For Services	110,000	110					10,890		11,000
Shares issued For Services							(10,000)		(10,000)
Shares issued to employees	10,000	10					990		1,000
Shares due to rounding	39	0					-		0
Repurchased Employee shares					9,600	(480)			(480)
Push down allocation							262,980		262,980
Trident equity							18,419	$ (281,399)	(262,980)
Conversion of Promisory Note	1,200,000	1,200					118,800		120,000
Issued Preferred Shares			5,000	500,000					500,000
Shares issued for Trident	1,600,000	1,600					114,400		116,000
Issued Preferred Shares			2,500	250,000					250,000
Issued common Shares	1,000,000	1,000					99,000		100,000
									-
Share Based compensation							7,051		7,051
									-
Net Profit								(650,652)	(650,652)
12/30/2013	24,251,945	24,253	7,500	750,000	21,100	(1,113)	1,242,659	(1,286,907)	728,892

The accompanying footnotes are an integral part of these financial statements

Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2013	2012
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (650,652)	$ (116,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,980	43,224
Share based compensation	9,051	13,300
Gain on Shares issued	(41,694)	-
Stock issued for Services	-	-
Net Assets Acquired	(262,979)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	479,284	(189,377)
(Increase) decrease in inventory	(58,445)	63,687
(Increase) decrease in other assets	(20,068)	18,333
(Decrease) increase in accounts payable	200,214	(64,713)
Other (Decrease) increase in accrued expenses	41,271	(82,415)
Net Cash provided / (Used) In Operating Activities	(266,038)	(314,334)

Cash Flows from Investing Activities
Purchase property plant and equipment	(48,451)	(47,719)
Cash Flows Used In Investing Activities	(48,451)	(47,719)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	16,098	-
(Decrease) increase in advances line of credit	(738,156)	312,964
Repurchase Treasury Stock	(480)
Preferred Stock issued for cash	750,000
Common Stock issued for cash	220,000	50,000
Proceeds / (Payments) on notes payable	54,516	-
Cash Flows Provided / (used) By Financing Activities	301,978	362,964

Net (Decrease) Increase in Cash and Cash Equivalents	(12,511)	911

Cash and Cash Equivalents at Beginning of Period	19,260	18,349

Cash and Cash Equivalents at End of Period	$ 6,749	$ 19,260

Supplemental Information:
Interest Paid	293,471	186,886
Shares isssued for Acquisition	116,000
Shares Issued for Services	$ 2,124	$ 13,300

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.

 Notes to Financial Statements

For The Years Ended December 31, 2013 And 2012

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $728,892 and a working capital surplus of $123,717; however, we still had net loss of $(650,652) for the year ended December 31, 2013 and an accumulated deficit of $(1,286,907) as of December 31, 2013 and used $266,038 in net cash from operating activity for the year ended December 31, 2013. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Our future success is likely dependent on our ability to sustain profitable growth and attain additional capital to support our future success is likely dependent on our ability to attain growth capital in order to sustain growth and profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Financial Statements

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2013.

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

 Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2013, we had a reserve for potentially un-collectable accounts of $38,441.  Five (5) customers accounted for approximately 80% of accounts receivable at December 31, 2013 and one customer accounted for 26% and no other customer accounted for more than 22% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2013, we had a reserve for potentially obsolete inventory of $205,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2013, we had outstanding common shares of 24,251,945 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2013 and 2012 were 22,243,577 and 19,848,119, respectively.  As of December 31, 2013, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2013 and 2012 were withheld from the calculation in 2013, as they were anti-dilutive due to the net loss.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We expensed $0 in R&D during the years ended December 31, 2013 and 2012.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2013 and 2012 we had $2,124 and $13,300, respectively, in share based expense, due to the issuance of common stock shares to employees of the company.  As of December 31, 2013 we had $0 in non-vested expense to be recognized.  In addition we recognized $6,927 in 2013 for the issuance of common stock warrants

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2013, we had a net operating loss carry forward of $(1,005,507) and a deferred tax asset of $341,872 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $339,809.

December 31, 2013
Deferred Tax Asset	$ 341,872
Valuation Allowance	(341,872)
Deferred Tax Asset (Net)	$ -

Acquisition of Trident Manufacturing

Financial Statements

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	$ 4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	$ (262,978)
Adjustments to Stockholders equity
Reduction Opening balance Equity	$ (18,419)
Adjustment to accumulated deficit	281,397
Equity adjustment from acquisition	$ 262,978

Financial Statements

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2013	December 31, 2012
Accounts Receivable Trade	$ 467,854	$ 952,697
Less Reserve for uncollectable accounts	(38,441)	(44,000)
Accounts and notes receivable (net)	$ 429,413	$ 908,697

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2013	December 31, 2012
Raw Material	$ 670,310	$ 658,241
Work in Process	205,812	156,175
Finished Goods	17,162	5,426
Total	893,285	819,842
Less Reserve for excess or obsolete inventory	(205,000)	(190,000)
Total Inventory	$ 688,285	$ 629,842

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2013	December 31, 2012
Capital Equipment	$ 2,461,728	$ 2,019,092
Leasehold improvements	119,536	36,686
Total	2,581,263	2,055,778
Accumulated Depreciation	(2,439,207)	(1,924,193)
Net Fixed Assets	$ 142,056	$ 131,585

Financial Statements

NOTE 6 – ACCRUED EXPENSES

	December 31, 2013	December 31, 2012

Accrued Wages	$ 32,154	$ 28,362
Accrued Interest	52,029	4,549
Accrued Rent	48,190	48,190
Accrued Vacation	14,517	24,567
Total Accrued Expenses	$ 146,890	$ 105,668

NOTE 7 - CAPITAL LEASE SETTLEMENT OBLIGATIONS

None.

NOTE 8 – NOTES PAYABLE

Related Party – Notes payable

Notes payable

Note Payable. This is a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2013 the balance was $4,332.

Note Payable. This is a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2013 the balance was $4,332.

Note Payable. This is a short term note payable to an individual, unsecured, dated Sept 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2013 the balance was $38,500.

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

On May 10, 2013 Luxus Micro Cap S.A. presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued 1,200,000 shares of common stock.

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

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of December 31, 2009. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115

Year	Monthly Rent
1	6,016
2	6,191
3	6,379
4	6,580
5	6,768

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

Financial Statements

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

As of December 31, 2013, we had repurchased 11,500 shares of our common stock.

Common Stock Transactions

For the years ended December 31, 2013 and 2012, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On December 24, 2012 we issued 500,000 Shares of common stock to an accredited investor at $.10 per share.

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc and as a result we issued 1,600,000 shares of our common stock at $.07

On January 25, 2013 we issued 110,000 of common stock for services at $.10

On January 25, 2013 we issued 10,000 of common stock to employees at $.10

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

On May 10, 2013 the related party presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued  1,200,000 shares of common stock. The balance due on the note on December 31, 2012 is $0

On December 4, 2012 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2013 and 2011, there were 20,331,906 and 19,765,906 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of August 20, 2006 all series A, B, and C preferred been converted into Common stock.

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

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

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

Financial Statements

The capital received from the Series D Preferred Stock offering shall be used as working capital and is intended to replace the accounts receivable financing and credit line we have with Far West Capital, which upon the final closing Series D Preferred Stock offering.

On June 25th, 2013 we received $500,000 from a related party and issued 5,000 shares of Preferred Series D Preferred stock.

In addition We issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock.  In addition We issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

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

Series F – Common Stock warrants

On June 25th, we issued 250,000 series F warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

On September 19th, we issued 125,000 series F warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

Financial Statements

Series G – Common Stock warrants

On June 25th, we issued 250,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

On September 19th, we issued 125,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

Probe Manufacturing
Outstanding Warrants
December 31, 2013

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2012	300,000	0.50	300,000	0.50
Granted	750,000	0.15	500,000	0.15
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2013	1,050,000	0.50	800,000	0.50

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	2.52	300,000	$0.50
$ 0.10	375,000	$0.10	4.50	250,000	$0.10
$ 0.20	375,000	$0.20	4.50	25,000	$0.20
Total	1,050,000	$0.25		300,000	$0.25

Financial Statements

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.  As of December 31, 2013, there were 107,789 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2012 and $0 for the year ended December 31, 2013. As of December 31, 2013 the balance of the outstanding options under this plan is 60,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2012; and $0 for the year ended December 31, 2013.

NOTE 11 – RELATED PARTY TRANSACTIONS

Note Payable - On June 23, 2011 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2011 with an interest rate of 15.00% percent per annum.  This note required the payment of a 12.00% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 69,959,347 shares of common stock. On February 17, 2011 the balance of this note was paid in full.  As of December 31, 2013 the outstanding balance was zero.

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

On May 10, 2013 Luxus Micro Cap S.A. presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued 1,200,000 shares of common stock.

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

Financial Statements

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

The capital received from the Series D Preferred Stock offering shall be used as working capital and is intended to replace the accounts receivable financing and credit line we have with Far West Capital, which upon the final closing Series D Preferred Stock offering.

On June 25th, 2013 we received $500,000 from a related party and issued 5,000 shares of Preferred Series D Preferred stock.

In addition We issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock.  In addition We issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

Financial Statements

NOTE 12 – SUBSEQUENT EVENTS – (Un-audited)

None.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b)                 Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Directors

Kambiz Mahdi, age 48, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to Probe Manufacturing, Mr. Mahdi was Technical Sales Manager at Future Electronics for six years. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top1000 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge.  Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 53, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Bennett to serve as a director because he is our Chief Financial Officer and has been with our company for more than eight years, where his primary focus has been on the financial systems and operations and

Financial Statements

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

Robert Young, age 61, prior to joining our board of directors in June of 2012, Mr. Young was Director of Mobile Services for Boeing Satellite Systems, Inc. (“BSS”), the world’s largest manufacturer of commercial satellites, where he was responsible for developing communication and navigation services for governmental and commercial clients. Prior to joining BSS, Mr. Young was the CFO and Chief of Business Operations for a joint venture between Hughes Electronics, General Motors and Delco Electronics. Previously, Mr. Young was assigned to the Hughes Electronics Corporate Office where he was responsible for mergers and acquisitions, identifying and developing foreign offset programs and served as the Hughes Chief Economist.  Mr. Young currently sits on the board of Kinecta Federal Credit Union, which is the 19th largest credit union in the United States (having previously served as Kinecta’s Chairman of the board of directors from 2007-2009).  Mr. Young received his B.S. degree from the San Diego State University and an M.BA. from Loyola Marymount University.

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

Shervin Talieh, age 46, Shervin Talieh has over 17 years of hands-on experience building and growing organizations that provide solutions to clients in various sectors. This experience has been developed across many functions, including corporate strategy, business development, marketing, branding, alliances, and operations; in small and large firms, through startups, turnarounds, and stable environments alike. Mr. Talieh started his career by successfully building, growing and selling his consulting startup, Index Data. Most recently, Mr. Talieh is the founder and CEO of Drumbi; an Internet technology startup focused on data and voice synchronization. At Drumbi, he guides the company's strategy, fund-raising, and operations. Prior to Drumbi, Mr. Talieh served at Vice President, Business Development for Goldeneye Solutions; a SaaS technology company. This was preceded by his tenure at Accenture, where he was a Partner in the Los Angeles Office, and a member of the executive team responsible for over 700 professionals in the region. Mr. Talieh has not served on any other boards of public companies in the past five years.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 3 meetings during the fiscal year ended December 31, 2013. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

Financial Statements

92614, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We have a four-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, only one of our directors can be deemed an “independent director.”

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

Financial Statements

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

Financial Statements

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

Fiscal Years 2013 and 2012 Annual Cash Compensation

We currently do not provide cash compensation to our non-employee directors and as such did not provide any cash compensation during the years ended December 31, 2013 and 2012.

Fiscal Years 2013 and 2012 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. During fiscal year 2011, our one non-employee director received a restricted common stock share award 50,000 shares of common stock under this program.  For 2013 we will issue the 50,000 shares of common stock to our two independent directors.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2013 or 2012.

Director Summary Compensation in Fiscal Years 2013 and 2012

The following table sets forth the fiscal years 2013 and 2012 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh 2013	$ -	$ 50,000	$ 50,000
Shervin Talieh 2012	$ -	$ 50,000 -	$ -

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Robert Young 2013	$ -	$ 50,000	$ 50,000
Robert Young 2012	$ -	$ 50,000 -	$ -

 (1)        This column represents the amount of cash compensation earned in fiscal years 2012 and 2013 for Board and committee service.

Financial Statements

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years 2012 and 2012 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

(3)

Mr. Young was appointed as an independent director and shall be granted 50,000 shares for his service as a board member for 2012.  Mr. Talieh will also be receiving 50,000 shares for his service as a board member for 2013.

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

EXECUTIVE OFFICERS AND DIRECTORS

        The names, ages and positions of our executive officers and Directors as of December 31, 2013 are as follows:

Name	Age	Position
Kambiz Mahdi	48	Chief Executive Officer and Chairman
John Bennett	53	Chief Financial Officer and Member of Board of Directors
Robert Young	61	Director
Shervin Talieh	46	Director

The biographies of Mr. Mahdi, John Bennett can be found on page 52 in this Annual Report under the heading entitled “Our Director”

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

Financial Statements

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

Fiscal Year 2013 and 2012 Executive Compensation

Summary of Fiscal Year 2013 and 2012 Compensation Decisions

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

Financial Statements

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

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

Financial Statements

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2010, 2011, 2012 and 2013 compensation for:

•         Kambiz Mahdi, our Chief Executive Officer; and

•         John Bennett, our Chief Financial Officer; and

Financial Statements

The executive officers included in the Summary Compensation Table are referred to in this proxy statement as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled "Compensation Discussion and Analysis.”

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)(3)	($)(4)	($)(5)	($)(6)	($)	($)		($)
Kambiz Mahdi (1)	2010	$ 45,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 45,000
Chief Executive Officer	2011	$ 114,222.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 114,222
	2012	$ 149,989.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 149,989
	2013	$130,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$130,000
									$ -
John Bennett (2)	2010	$ 112,000.00	$ -	$ 5,000.00	$ -	$ -	$ -	$ -	$ 117,000
Chief Financial Officer	2011	$ 112,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 112,000
	2012	$ 124,385.00	$ -	$ -	$ -	$ -	$ -	$ -	$ 134,385
	2013	$114,000.00	$ -	$ -	$ -	$ -	$ -	$ -	$114,000

1)       Information for fiscal year 2008 is not included for Mr. Mahdi, who was appointed as the chief executive officer during fiscal year. In 2009 Mr. Mahdi did not take or accrue any salary. In 2011, Mr. Mahdi accrued $45,000 in salary and as of December 31, 2013 the outstanding balance owed is $0. For 2013, Mr. Mahdi’s salary was $150,000, pursuant to his employment agreement. For the year 2013 Mr. Mahdi took a voluntary pay cut of 13% from $150,000 to $130,000.

2)       For the years 2009, 2010 and 2011, Mr. Bennett took a voluntary pay cut of 20% from $140,000 to $112,000.For the year 2012 Mr. Bennett took a voluntary pay cut of 11% from $140,000 to $124,385. For the year 2013 Mr. Bennett took a voluntary pay cut of 19% from $140,000 to $114,000. Mr. Bennett will receive 100,000 shares of common stock per quarter, pursuant to his employment agreement but has elected to postpone the share grants until the company regains profitability.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2009, 2010, 2011, 2012 and 2013.

4)       Mr. Bennett was granted 100,000 shares of restricted common stock valued at .05 ($5,000) as additional compensation. These shares were issued in 2011. Stock awards consist of service-based and performance-based restricted share unit awards. The amounts in this column do not reflect compensation actually received by the named executive officers nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts reflect the grant date fair value for grants made by us in fiscal years 2011, calculated in accordance with FASB ASC Topic 718. There were no stock awards granted to the named executive officers in fiscal year 2009. For additional information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled "Stock-Based Compensation" under Note 2 to our audited consolidated financial statements provided herein.

5)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2013, Mr. Bennett has not exercised his option grants.

Financial Statements

Outstanding Equity Awards at 2011 Fiscal Year-End

 The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2013.

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

_______________

(1) Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2013, Mr. Bennett has not exercised his option grants.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2012, 2009 and 2008 we had $5,000, $0 and $13,000, respectively, in share based expense to executives.  For the year ended December 31, 2013, we had $0 in non-vested expense to be recognized.

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

The following table shows, as of March 30, 2014, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 24,251,945 shares of our common stock outstanding as of March 31, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

Kambiz Mahdi(2)	6,516,000	27.47%
John Bennett(3)	202,093	*
Shervin Talieh	50,000	*
Robert Young (4)	150,000	*
Bijan Israel(5)	3,425,935	14.44%
Luxus Micro Cap, SA. (6)	5,840,000	24.61%
All directors and officers as a group (4 persons)	16,184,644	68.21%

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Probe Manufacturing, Inc., 17475 Gillette Ave., Irvine, California 92614.

(2)	The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2012. In addition Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2013, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he will be granted 100,000 shares of the Company's common stock per quarter over the next seven quarters but has elected to postpone the stock grants until the company regains profitability.

(4)

Robert Young was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2012. Mr. Young purchased the shares of the issuer in regular open market transaction. In addition, Mr. Young will be entitled to receive 50,000 shares of the issuer's common stock for the first year and 100,000 shares of common stock per year thereafter for each year Mr. Young serves as a director of the issuer pursuant to the issuer's director compensation plan. On XXX Mr. Young was issued 250,000 shares of common stock.

(5)

The shares of common stock are held directly by the Bijan and Sima Israel Family Trust and indirectly by Bijan Israel and Sima Israel, Trustees. The Bijan and Sima Israel Family Trust disposed of 570,000 share of common stock of the issuer to The Kambiz and Bahareh Mahdi Living Trust pursuant to a settlement agreement dated June 19, 2012 in order to settle the additional paid in capital that Mr. Mahdi provided to KB Development Group, LLC which was the company jointly owned by Mr. Mahdi and Mr. Israel. The Bijan and Sima Israel Family Trust sold 30,000,000 shares of common stock to Finn-Partners, Inc. in a private sale transaction pursuant to a Stock Purchase Agreement date October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended.

(6)

Finn-Partners, Inc. acquired 30,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 600,000 through regular open-market transactions. FINN AKA LEXUS 120K shares on May 10, 2013.

None of the above shares have been pledged as security.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a four-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, only one of our directors can be deemed an “independent director.”

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

Transactions with Related Persons

Note Payable - On June 23, 2010 we entered short term $70,000 demand note to B&S Development Group, LLC.  The term of this note is four month due on October 23, 2010 with an interest rate of 15.00% percent per annum.  This note required the payment of a 12.00% due diligent fee to be amortized over the life of the note. Total payments for interest and due diligent fees are $3,000 per month.  Bijan Israel is one of our largest shareholders; beneficially owning 69,959,347 shares of common stock. On February 17, 2011 the balance of this note was paid in full.  As of December 31, 2013 the outstanding balance was zero.

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

On March 20, 2013, we completed the acquisition of Trident Manufacturing, Inc and as a result we issued 1,600,000 shares of our common stock at $.07

On January 25, 2013 we issued 110,000 of common stock for services at $.10

On January 25, 2013 we issued 10,000 of common stock to employees at $.10

Financial Statements

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

On May 10, 2013 Luxus Micro Cap S.A. presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued 1,200,000 shares of common stock. The balance due on the note on December 31, 2012 is $0

 On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

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

The capital received from the Series D Preferred Stock offering shall be used as working capital and is intended to replace the accounts receivable financing and credit line we have with Far West Capital, which upon the final closing Series D Preferred Stock offering.

On June 25th, 2013 we received $500,000 from a related party and issued 5,000 shares of Preferred Series D Preferred stock.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock.

On December 4, 2012 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

Item 14.    Principal Accounting Fees and Services.

W.T. Uniack & Co, CPA’s, P.C. has served as our independent registered public accounting firm since November 10, 2008 and audited our financial statements for the period for the year ended December 31, 2012 and December 31, 2013.

The following table lists the fees for services billed by our independent registered public accounting firm in 2012 and 2012:

Services:	2013	2012
Audit Fees (1)	$ 24,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	985	985
Total	$ 24,985	$ 24,985

Financial Statements

(1)

Audit fees billed in 2013 and 2012 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by W.T. Uniack & Co, CPA’s, P.C. for the year ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2013 and December 31, 2012 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

Financial Statements

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 15th day of April, 2014.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 15, 2014

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 15, 2014

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

Date: April 15, 2014

/s/ John Bennett                              Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 15, 2014

/s/ Shervin Talieh                                 Director

_______________________

By: Shervin Talieh

Date: April 15, 2014

/s/ Robert Young                                 Director

_______________________

By: Robert Young

Date: April 15, 2014

Financial Statements

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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