Form 10-K/A
period 2013-12-31
Probe Manufacturing Inc
filed 2014-05-13
CIK 1329606

Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended December 31, 2013, to include the audit report from our auditors that was inadvertently not included in the original filing of our Annual Report on Form 10K that was filed with the SEC on April 15, 2014. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

As of December 31, 2013, we had repurchased 21,500 shares of our common stock.

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

On May 10, 2013 notice of conversion for the entire note was given. The shares were converted at $.10. As a result, the company issued  1,200,000 shares of common stock. The balance due on the note on December 31, 2013 is $0.

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

On June 25th, 2013 we received $500,000 from a related party for 5,000 shares of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

In addition We issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

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

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	Un-audited	Un-audited
	2013	2012
Net Cash provided / (Used) In Operating Activities	$ (266,038)	$ (314,334)
Cash Flows Used In Investing Activities	(48,451)	(47,719)
Cash Flows Provided / (used) By Financing Activities	301,978	362,964
Net (Decrease) Increase in Cash and Cash Equivalents	$ (12,511)	$ 911

Capital Requirements for long-term Obligations

None.

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

April 15, 2014

Board of Directors

Probe Manufacturing, Inc.

17475 Gillette Avenue

Irvine, CA  92614

We have audited the accompanying balance sheet of Probe Manufacturing, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $1,124,448 and current liabilities of $1,000,731.   The Company has an accumulated deficit of ($1,286,907).  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

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

The accompanying footnotes are an integral part of these financial statements

Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2013	2012
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (650,652)	$ (116,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,980	43,224
Share based compensation	9,051	13,300
Gain on Shares issued	(41,694)	-
Stock issued for Services	-	-
Net Assets Acquired	(262,979)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	479,284	(189,377)
(Increase) decrease in inventory	(58,445)	63,687
(Increase) decrease in other assets	(20,068)	18,333
(Decrease) increase in accounts payable	200,214	(64,713)
Other (Decrease) increase in accrued expenses	41,271	(82,415)
Net Cash provided / (Used) In Operating Activities	(266,038)	(314,334)

Cash Flows from Investing Activities
Purchase property plant and equipment	(48,451)	(47,719)
Cash Flows Used In Investing Activities	(48,451)	(47,719)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	16,098	-
(Decrease) increase in advances line of credit	(738,156)	312,964
Repurchase Treasury Stock	(480)
Preferred Stock issued for cash	750,000
Common Stock issued for cash	220,000	50,000
Proceeds / (Payments) on notes payable	54,516	-
Cash Flows Provided / (used) By Financing Activities	301,978	362,964

Net (Decrease) Increase in Cash and Cash Equivalents	(12,511)	911

Cash and Cash Equivalents at Beginning of Period	19,260	18,349

Cash and Cash Equivalents at End of Period	$ 6,749	$ 19,260

Supplemental Information:
Interest Paid	293,471	186,886
Shares issued for Acquisition	116,000
Shares Issued for Services	$ 2,124	$ 13,300

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2013 and 2012 we had $2,124 5and $13,300, respectively, in share based expense, due to the issuance of common stock shares to employees of the company.  As of December 31, 2013 we had $0 in non-vested expense to be recognized.  In addition we recognized $6,927 in 2013 for the issuance of common stock warrants

Income Taxes

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	$ 4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	$ (262,978)
Adjustments to Stockholders equity
Reduction Opening balance Equity	$ (18,419)
Adjustment to accumulated deficit	281,397
Equity adjustment from acquisition	$ 262,978

Financial Statements

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2013	December 31, 2012
Accounts Receivable Trade	$ 467,854	$ 952,697
Less Reserve for uncollectable accounts	(38,441)	(44,000)
Accounts and notes receivable (net)	$ 429,413	$ 908,697

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2013	December 31, 2012
Raw Material	$ 670,310	$ 658,241
Work in Process	205,812	156,175
Finished Goods	17,162	5,426
Total	893,285	819,842
Less Reserve for excess or obsolete inventory	(205,000)	(190,000)
Total Inventory	$ 688,285	$ 629,842

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2013	December 31, 2012
Capital Equipment	$ 2,461,728	$ 2,019,092
Leasehold improvements	119,536	36,686
Total	2,581,263	2,055,778
Accumulated Depreciation	(2,439,207)	(1,924,193)
Net Fixed Assets	$ 142,056	$ 131,585

Financial Statements

NOTE 6 – ACCRUED EXPENSES

	December 31, 2013	December 31, 2012

Accrued Wages	$ 32,154	$ 28,362
Accrued Interest	52,029	4,549
Accrued Rent	48,190	48,190
Accrued Vacation	14,566	24,567
Total Accrued Expenses	$ 146,939	$ 105,668

NOTE 7 - CAPITAL LEASE OBLIGATIONS

None.

NOTE 8 – NOTES PAYABLE

Notes payable

Note Payable. This is a short term note payable to an individual, unsecured, dated Sept 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2013 the balance was $38,500.

On November 11, 2013 we entered in to an Accounts Receivable financing agreement with American Interbanc. It bears interest at the rate of 2% per month on the unpaid balance.  It is secured by the assets of the company.  In addition it is personally guaranteed by Kambiz Mahdi our Chief  Executive Officer. As of December 31, 2013 the outstanding balance was $120,387.

Related Party – Notes payable

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

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and is due on February 15, 2015.

On May 10, 2013 notice of conversion for the entire note was given. The shares were converted at $.10. As a result, the company issued 1,200,000 shares of common stock.

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

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2013 and 2012, there were 24,251,945 and 20,331,906 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On June 25th, 2013 we received $500,000 from a related party for 5,000 shares of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

In addition We issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

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

On May 10, 2013 notice of conversion for the entire note was presented. The shares were converted at $.10. As a result, the company issued 1,200,000 shares of common stock.

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

(6)

Finn-Partners, Inc. acquired 30,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 600,000 through regular open-market transactions. FINN AKA LEXUS converted a promissory note for 120K shares on May 10, 2013.

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

On May 10, 2013 notice of conversion for the entire note was given. The shares were converted at $.10. As a result, the company issued 1,200,000 shares of common stock. The balance due on the note on December 31, 2012 is $0

 On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

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

The following table lists the fees for services billed by our independent registered public accounting firm in 2012 and 2012:

Services:	2013	2012
Audit Fees (1)	$ 29,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	985	985
Total	$ 24,985	$ 24,985

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

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: May 13, 2014

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date:  May 13, 2014

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

Date: May 13, 2014

/s/ John Bennett                              Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: May 13 , 2014

/s/ Shervin Talieh                                 Director

_______________________

By: Shervin Talieh

Date: A May 13, 2014

/s/ Robert Young                                 Director

_______________________

By: Robert Young

Date: May 13, 2014

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

101.INS***       XBRL Instance Document

101.SCH***      XBRL Taxonomy Extension Schema Document

101.CAL***      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***      XBRL Taxonomy Extension Label Linkbase Document

101.PRE***      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***      XBRL Taxonomy Extension Definition Linkbase Document

_________________

* Filed herewith

** Furnished herewith

*** Furnished previously to the SEC on April 15, 2014 as part of our Annual Report on Form 10K.