Form 10-Q
period 2014-03-31
Probe Manufacturing Inc
filed 2014-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐Yes ☑ No

    As of May 14, 2014 there were 25,251,945 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

	Un-Audited
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$ -	$ 6,749
Accounts receivable - net	555,913	429,413
Inventory	664,278	688,286
Total Current Assets	1,220,191	1,124,448
Property And Equipment - Net	141,354	142,058

Goodwill	420,673	420,673
Other Assets	79,571	42,444
Total Assets	$ 1,861,789	$ 1,729,623

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	$ 2,726	$ 16,098
Accounts payable - trade	678,318	654,127
Accrued Expenses	225,434	146,939
Notes Payable - Current	295,460	183,567
Total Current Liabilities	1,201,938	1,000,731
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,201,938	1,000,731

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 24,251,945 and 24,251,945 shares issued and outstanding respectively	24,253	24,253
Additional paid-in capital	1,242,659	1,242,659
Treasury Stock	(1,113)	(1,113)
Accumulated deficit	(1,355,948)	(1,286,907)
Total Stockholders' ( Deficit )	659,851	728,892
Total Liabilities And Stockholders' Deficit	$ 1,861,789	$ 1,729,623

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2014	2013

Sales	$ 903,344	$ 712,657
Cost of Goods Sold	656,034	536,617
Gross Profit	247,310	176,040

General And Administrative	276,129	289,431
Share Based Expense	-	2,124
Net Profit / (Loss) From Operations	(28,819)	(115,515)

Other Income / (Expenses)	-	-
Interest Expense	(40,222)	(30,421)
Net Profit / (Loss) Before Income Taxes	(69,041)	(145,936)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (69,041)	$ (145,936)

Per Share Information:
Basic weighted average number
of common shares outstanding	24,251,945	20,415,906

Net Profit / (Loss) per common share	$ (0.00)	$ (0.01)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	24,251,945	20,415,906

Diluted, Net Profit / (Loss) per common share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the three months ended March 31,

	Preliminary	Preliminary
	Un-Audited	Un-Audited
	2014	2013
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (69,041)	$ (145,936)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,204	7,885
Share based compensation	-	2,124
Net Assets Acquired	-	(262,979)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(126,500)	236,269
(Increase) decrease in inventory	24,008	(1,350)
(Increase) decrease in other assets	(37,127)	(56,886)
(Decrease) increase in accounts payable	24,191	180,614
Other (Decrease) increase in accrued expenses	78,495	44,326
Net Cash provided / (Used) In Operating Activities	(97,770)	4,067

Cash Flows from Investing Activities
Purchase property plant and equipment	(7,500)	(33,665)
Cash Flows Used In Investing Activities	(7,500)	(33,665)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(13,372)	-
(Decrease) increase in advances line of credit	-	(135,502)
Repurchase Treasury Stock	-	(480)
Proceeds / (Payments) on notes payable	111,893	148,044
Cash Flows Provided / (used) By Financing Activities	98,521	12,062

Net (Decrease) Increase in Cash and Cash Equivalents	(6,749)	(17,536)
Cash and Cash Equivalents at Beginning of Period	6,749	19,260
Cash and Cash Equivalents at End of Period	$ -	$ 1,724

Supplemental Information:
Interest Paid	$ 9,182	$ 44,174
Excess of purchase price over net assets-acquisition	$ -	$ 420,673
Shares Issued for Services	$ -	$ 2,124
Shares issued for Acquisition	$ -	$ 233,751

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $659,851 and a working capital surplus of $18,253; however, we still had net loss of $(69,041) for the three months ended March 31, 2014 and an accumulated deficit of $(1,355,948) as of March 31, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K, as filed with the SEC on April 15, 2014.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Cash and cash equivalents consisted of the following as of:

	March 31, 2014	December 31, 2013
Cash and bank balances	$ -	$ 6,749

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2014, we had a reserve for potentially un-collectable accounts of $40,000.  Six customers accounted for approximately 76% of accounts receivable at March 31, 2014 and no one customer accounted for more than 20% of the accounts receivable balance.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of March 31, 2014 we had a reserve for potentially obsolete inventory of $205,000.

Inventories by major classification were comprised of the following as of:

	March 31, 2014	December 31, 2013
Raw Material	$ 668,096	$ 670,310
Work in Process	184,343	205,812
Finished Goods	16,839	17,162
Total	869,278	893,284
Less reserve for excess or obsolete inventory	(205,000)	(205,000)
Total Inventory	$ 664,278	$ 688,284

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

                Leasehold improvements                                                     5 years (life of the lease)

Property and equipment were comprised of the following at:

	March 31,2014	December 31, 2013
Capital Equipment	$ 2,469,228	$ 2,461,728
Leasehold improvements	119,536	119,536
Total	2,588,764	2,581,264
Accumulated Depreciation	(2,447,410)	(2,439,206)
Net Fixed Assets	$ 141,354	$ 142,058

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended, March 31, 2014 and 2013 we recognized $0 and $2,124, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited
	Three month period ended
	March 31,
	2014	2013

Stock based compensation expense	$ -	$ 2.124

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of March 31, 2014, we had outstanding common stock shares of 24,251,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the three months ended March 31, 2014, were 24,251,945. As of March 31, 2014, we had outstanding warrants to purchase 800,000 additional common stock shares, options to purchase 110,386 additional common stock shares and common stock shares to be issued of 600,000, which may dilute future earnings per share; however, these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2014, we had a net operating loss carry forward of $(1,355,948) and a deferred tax asset of $461,022 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $461,022.

March 31, 2014
Deferred Tax Asset	$ 461,022
Valuation Allowance	(461,022)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

	March 31, 2014	December 31, 2013

Accrued Wages	$ 81,161	$ 32,154
Accrued Interest	81,445	52,029
Accrued Rent	48,190	48,190
Accrued Vacation	14,638	14,566
Total Accrued Expenses	$ 225,434	$ 146,939

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

On August 26, 2013, we terminated our agreement with FWC due to the level of the advance fees.  Pursuant to the ARPA, the agreement will terminate 90 days after the date of our termination agreement. fee. As of December 31, 2013 the balance due to FWC was $0 and no further obligation exist to FWC.

On September 6, 2013 we entered into a short term note for $50,000 with an individual with a fixed fee of $3,500 and it is due upon demand. As of March 31, 2014 the balance was $ 38,500.

Related Party – Notes payable

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2014 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31,2014 the outstanding balance was $4,332.

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

On March 13, 2014 we entered into a Purchase order factoring agreement with a related party.  Purchase orders and the subsequent Invoices are factored and sold for an agreed upon fee at the time the purchase orders are sold.  As of March 31, 2014 the amount owed under this agreement was $92,800.

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

As of March 31, 2014, we had repurchased 21,500 shares of our common stock.

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

Subsequently on April 30, 2014 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2014 and December 31, 2013, there were 24,251,945 and 24,251,945 shares of common stock issued and outstanding, respectively.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On September 19th, we issued 125,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

Warrants Activity for the Period and Summary of Outstanding Warrants (ADD IN SERIES F & G WARRANTS)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2013	300,000	0.50	300,000	0.50
Granted	750,000	0.15	750,000	0.15
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2014	1,050,000	0.50	1,050,000	0.50

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	2.02	300,000	$0.50
$ 0.10	375,000	$0.10	4.25	375,000	$0.10
$ 0.20	375,000	$0.20	4.25	375,000	$0.20
Total	1,050,000	$0.25		1,050,000	$0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $.173 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2014, there were 194,780 outstanding options under this plan.

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

As of March 31, 2014 we have issued 50,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2014 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2014 the outstanding balance was $4,332.

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

On March 13, 2014 we entered into a Purchase order factoring agreement with a related party.  Purchase orders and the subsequent Invoices are factored and sold for an agreed upon fee at the time the purchase orders are sold.  As of March 31, 2013 the amount owed under this agreement was $92,800.

11.  Subsequent Events

On April 30, 2014 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless otherwise specifically stated, references in this report to “Probe,” “PMI,” “the Company,” “we,” “us,” “our” and similar terms mean Probe Manufacturing, Inc. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $659,851 and a working capital surplus of $18,253; however, we still had net loss of $(69,041) for the three months ended March 31, 2014 and an accumulated deficit of $(1,355,948) as of March 31, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULT OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Probe Manufacturing, Inc.
Statement of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2014	2013

Sales	$ 903,344	$ 712,657
Cost of Goods Sold	656,034	536,617
Gross Profit	247,310	176,040

General And Administrative	276,129	289,431
Share Based Expense	-	2,124
Net Profit / (Loss) From Operations	(28,819)	(115,515)

Other Income / (Expenses)	-	-
Interest Expense	(40,222)	(30,421)
Net Profit / (Loss) Before Income Taxes	(69,041)	(145,936)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (69,041)	$ (145,936)

Net Sales

For the three month period ended March 31, 2014, we had net sales of $903,344 compared to net sales of $712,657 for the same period in 2013.

Our top five customers accounted for approximately 64% of our net sales for the three month period ended March 31,2014, compared to 63%, for the same period in 2013. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the three month period ended March 31, 2014 was $247,310 at 27% of sales compared to $176,040 at 25% of sales for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $276,129 during the three month period ended March 31, 2014, compared to $289,431 for the same period in 2013.

Interest Expense

For the three month period ended March 31, 2014, our interest expense was $40,222, compared to $30,421 for the same period in 2013.

Key performance indicators

	March 31,
	2014	2013
Inventory Turns	3.88	3.41
Days Sales in Backlog	282	126
Days Receivables Outstanding	49	84
Days Payables Outstanding	93	106

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2014. For the three months ended March 30, 2014, our inventory turns were 3.88 compared to 3.41 for the same period in 2013.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2014, days sales in backlog was 282 days compared to 126 days for the same period in 2013.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended March 31, 2014, days receivables outstanding was 49 days compared to 84 days for the same period in 2013.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended March 31, 2014, days payable outstanding was 93 days compared to 106 days for the same period in 2013.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	March 31,	December 31,
	2014	2013

Working Capital	$ 18,253	$ 123,717
Total Assets	1,861,789	1,729,623
Long term Debt	-	-
Stockholder Equity	$ 659,851	$ 728,892

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

On August 26, 2013, we terminated our agreement with FWC due to the level of the advance fees.  Pursuant to the ARPA, the agreement will terminate 90 days after the date of our termination agreement. fee. As of December 31, 2013 the balance due to FWC was $0 and no further obligation exist to FWC.

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

Capital Requirements for long-term Obligations

	2014	2013
Notes - Payable	$0	$0
Total	$0	$0

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $659,851 and a working capital surplus of $18,253; however, we still had net loss of $(69,041) for the three months ended March 31, 2014 and an accumulated deficit of $(1,355,948) as of March 31, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of March 31,2014, we had current liabilities of $1,201,938.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 15, 2014

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 15, 2014

_______________________

John Bennett

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 3, 2014(are numbered in accordance with Item 601 of Regulation S-K).

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