Form 10-Q
period 2014-06-30
Probe Manufacturing Inc
filed 2014-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

☐Yes ☑ No

    As of August 14, 2014 there were 25,251,945 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

	Un-Audited
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$ 14,735	$ 6,749
Accounts receivable - net	644,976	429,413
Inventory - net: $674,724 Reserve for excess and obsolete - ($205,000)	674,724	688,286
Total Current Assets	1,334,435	1,124,448
Property And Equipment - Net	151,009	142,058

Goodwill	420,673	420,673
Other Assets	91,458	42,444
Total Assets	$ 1,997,575	$ 1,729,623

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft		16,098
Accounts payable - trade	668,889	654,127
Accrued Expenses	212,815	146,939
Notes Payable - Current	345,787	183,567
Total Current Liabilities	1,227,491	1,000,731
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,227,491	1,000,731

Stockholders' Equity
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 25,251,945 and 24,251,945 shares issued and outstanding respectively	25,253	24,253
Additional paid-in capital	1,341,659	1,242,659
Treasury Stock	(1,113)	(1,113)
Accumulated deficit	(1,345,715)	(1,286,907)
Total Stockholders' Equity	770,084	728,892
Total Liabilities And Stockholders' Equity	$ 1,997,575	$ 1,729,623

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and six month periods ended
June 30, 2014 and 2013 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2014	2013	2014	2013

Sales	$ 1,031,297	$ 1,023,338	$ 1,934,641	$ 1,735,995
Cost of Goods Sold	729,745	650,214	1,385,779	1,186,831
Gross Profit	301,552	373,124	548,862	549,164

General And Administrative	274,983	441,731	557,193	731,162
Share Based Compensation	-	-	-	2,124
Net Profit / (Loss) From Operations	26,569	(68,607)	(8,331)	(184,122)

Other Income / (Expenses)	-	55,777	-	55,777
Interest Expense	(10,255)	(72,246)	(50,477)	(102,667)
Net Profit / (Loss) Before Income Taxes	16,314	(85,076)	(58,808)	(231,012)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 16,314	$ (85,076)	$ (58,808)	$ (231,012)

Per Share Information:
Basic weighted average number
of common shares outstanding	24,757,440	21,682,685	24,506,089	21,052,790

Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

Per Share Information:
Diluted, weighted average number
of common shares outstanding	25,915,229	21,682,685	25,657,481	20,410,784

Diluted, Net Profit / (Loss) per common share	0.00	0.00	0.00	0.00

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended March 31,

	Un-Audited	Un-Audited
	2014	2013
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (58,808)	$ (145,936)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,665	7,885
Share based compensation		2,124
Net Assets Acquired		(262,979)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(215,563)	236,269
(Increase) decrease in inventory	13,562	(1,350)
(Increase) decrease in other assets	(49,014)	(56,886)
(Decrease) increase in accounts payable	14,762	180,614
Other (Decrease) increase in accrued expenses	65,876	44,326
Net Cash provided / (Used) In Operating Activities	(210,520)	4,067

Cash Flows from Investing Activities
Purchase property plant and equipment	(27,616)	(33,665)
Cash Flows Used In Investing Activities	(27,616)	(33,665)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(16,098)	-
(Decrease) increase in advances line of credit		(135,502)
Repurchase Treasury Stock		(480)
Proceeds from sale of common stock	100,000
Proceeds / (Payments) on notes payable	162,220	148,044
Cash Flows Provided / (used) By Financing Activities	246,122	12,062

Net (Decrease) Increase in Cash and Cash Equivalents	7,986	(17,536)
Cash and Cash Equivalents at Beginning of Period	6,749	19,260
Cash and Cash Equivalents at End of Period	$ 14,735	$ 1,724

Supplemental Information:
Interest Paid	$ 19,407	$ 30,421
Excess of purchase price over net assets-acquisition	$ -	$ 420,673
Shares Issued for Services	$ -	$ 2,124
Shares issued for Acquisition	$ -	$ 233,751

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $770,084 and a working capital surplus of $106,944; however, we still had net loss of $(58,808) for the six months ended June 30, 2014 and an accumulated deficit of $(1,345,715) as of June 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

Cash and cash equivalents consisted of the following as of:

	June 30, 2014	December 31, 2013
Cash and bank balances	$ 14,735	$ 6,749

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2014, we had a reserve for potentially un-collectable accounts of $30,000.  Six customers accounted for approximately 74% of accounts receivable at March 31, 2014 and no one customer accounted for more than 20% of the accounts receivable balance.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of June 30, 2014 we had a reserve for potentially excess and obsolete inventory of $205,000.

Our Inventory consists of electronic components used in the manufacturing of printed circuit board assemblies.  We rarely experience obsolescence in our inventories. Our reserve is manly designed to capture potentially excess material. We define excess to mean any item that has not moved in 1 year and we reserve 80% against that amount.

Inventories by major classification were comprised of the following as of:

	June 30, 2014	December 31, 2013
Raw Material	$ 651,888	$ 670,310
Work in Process	214,351	205,814
Finished Goods	13,487	17,162
Total	879,726	893,286
Less reserve for excess or obsolete inventory	(205000)	(205,000)
Total Inventory	$ 674,724	$ 688,286

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

                Leasehold improvements                                                     5 years (life of the lease)

Property and equipment were comprised of the following at:

	June 30, 2014	December 31, 2013
Capital Equipment	$ 2,498,633	$ 2,461,728
Leasehold improvements	119,536	119,536
Total	2,618,169	2,581,264
Accumulated Depreciation	(2,467,160)	(2,439,207)
Net Fixed Assets	$ 151,009	$ 142,057

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the six months ended, June 30, 2014 and 2013 we recognized $0 and $2,124, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited
	Six month period ended
	June 31,
	2014	2013

Stock based compensation expense	$ 0	$ 2.124

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of June 30, 2014, we had outstanding common stock shares of 25,251,945 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the six months ended June 30, 2014, were 2. As of June 30, 2014, we had outstanding warrants to purchase 1,050,000 additional common stock shares, options to purchase 107,789, which may dilute future earnings per share; however, these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2013, we had a net operating loss carry forward of $(1,064,315) and a deferred tax asset of $361,867 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $361,867.

June 30, 2014
Deferred Tax Asset	$ 361,867
Valuation Allowance	(361,867)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

Probe Manufacturing
6/30/214
Accrued Expenses

	June 30, 2014	December 31, 2013

Accrued Wages	$ 70,781	$ 32,154
Accrued Interest	78,786	52,029
Accrued Rent	48,190	48,190
Accrued Vacation	14,638	14,566
Total Accrued Expenses	$ 212,395	$ 146,939

7. Notes Payable

On November 22, 2013 we entered into an Accounts Receivable Purchasing Agreement with Nations Interbanc, an unaffiliated third party.  Pursuant to the agreement

, Nations Interbanc  may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $250,000.  Under the terms of the agreement, Nations Interbanc may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables. We are required to pay Nations Interbanc FWC a monthly cost of funds fee equal to the net funds employed by Nations Interbanc at a rate equal 2% per month on the outstanding balance.  Nations Interbanc will retain 20% of the purchase price of the receivables as a reserve amount.

On September 6, 2013 we entered into a short term note for $50,000 with an individual with a fixed fee of $3,500 and it is due upon demand. As of June 30, 2014 the balance was $ 38,500.

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard, our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2014 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard our Vice President of Quality Control at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2014 the outstanding balance was $4,332.

Related Party – Notes payable

On February 15, 2013 we entered into a convertible promissory note with Luxus Micro Cap S.A. for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $0.10 per share and is due on February 15, 2015.  On May 22, 2013 this note was converted into 1,200,000 shares of common stock.

On March 13, 2014 we entered into a Purchase order factoring agreement with a related party.  Purchase orders and the subsequent Invoices are factored and sold for an agreed upon fee at the time the purchase orders are sold.  As of June 30, 2014 the amount owed under this agreement was $40,077.

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

Common Stock Transactions

For the years ended December 31, 2013 and 2012, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act. All share amounts have been adjusted for all stock splits.

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

Reverse Stock Split

Effective January 22, 2013, we completed a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split was previously approved by the our board of directors and by shareholders at the 2012 Annual General Meeting of Shareholders held on November 28, 2012. Upon effectiveness of the reverse stock split, each ten (10) shares of the company's issued and outstanding common stock was automatically combined and converted into one (1) issued and outstanding share of common stock. This reduced the number of issued and outstanding shares of the company's common stock from approximately 200 million to approximately 20 million. The reverse stock split affected only the issued and outstanding shares of the company's common stock, as well as common stock underlying stock options outstanding immediately prior to the effectiveness of the reverse stock split. The number of authorized shares of the company's common stock was not affected by the reverse split. All share amounts have been adjusted for all stock splits.

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

Series F – Common Stock warrants

On June 25th, 2013 we issued 250,000 series F warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

On September 19th, 2013 we issued 125,000 series F warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

Series G – Common Stock warrants

On June 25th, 2013 we issued 250,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

On September 19th, 2013 we issued 125,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

Warrants Activity for the Period and Summary of Outstanding Warrants (ADD IN SERIES F & G WARRANTS)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2013	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-

Exercised	-	-	-	-
Outstanding June 30, 2014	1,050,000	0.25	1,050,000	0.25

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	1.77	300,000	$0.50
$ 0.10	250,000	$0.10	4.00	250,000	$0.10
$ 0.20	250,000	$0.20	4.00	25,000	$0.20
$ 0.10	125,000	$0.10	4.00	250,000	$0.10
$ 0.20	125,000	$0.20	4.00	25,000	$0.20
Total	1,050,000	$0.25		850,000	$0.25

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

As of June 30, 2014 we have issued 50,000 shares pursuant to our 2011 Omnibus Incentive Plan.

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

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing, $500,000 of which was received in a first tranche on June 17, 2013.  Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.  During the initial close Luxus Micro Cap S.A. purchased 5,000 shares of our Series D Preferred Stock for $500,000 and RDK Enterprises, LLC, an entity affiliated with our board of directors member Robert Young, purchased 2,500 Series D Preferred Stock for $250,000.  Luxus Micro Cap has agreed to waive 3 months of interest, extend the agreement for 12 months and lower the interest rate to 13.0%. In addition Luxus Micro Cap has agreed to convert the accrued interest from August of 2013 to March of 2014 at $0.08 per share. The conversion to take place within 7 months from July 31, 2014.

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

             (unaudited)

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $770,084 and a working capital surplus of $106,944; however, we still had net loss of $(58,808) for the six months ended June 30, 2014 and an accumulated deficit of $(1,345,715) as of June 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

Probe Manufacturing, Inc.
Statement of Operations (unaudited)
for the three and six month periods ended
June 30, 2014 and 2013 respectively

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2014	2013	2014	2013

Sales	$ 1,031,297	$ 1,023,338	$ 1,934,641	$ 1,735,995
Cost of Goods Sold	729,745	650,214	1,385,779	1,186,831
Gross Profit	301,552	373,124	548,862	549,164

General And Administrative	274,983	441,731	557,193	731,162
Share Based Compensation	-	-	-	2,124
Net Profit / (Loss) From Operations	26,569	(68,607)	(8,331)	(184,122)

Other Income / (Expenses)	-	55,777	-	55,777
Interest Expense	(10,255)	(72,246)	(50,477)	(102,667)
Net Profit / (Loss) Before Income Taxes	16,314	(85,076)	(58,808)	(231,012)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ 16,314	$ (85,076)	$ (58,808)	$ (231,012)

Net Sales

For the six month period ended June 30, 2014, we had net sales of $1,934,641 compared to net sales of $1,735,995 for the same period in 2013.

Our top five customers accounted for approximately 62% of our net sales for the six month period ended June 30, 2014, compared to 62%, for the same period in 2013. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the six month period ended June 30, 2014 was $548,862 at 28% of sales compared to $549,164 at 32% of sales for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $557,193 during the six month period ended June 30, 2014, compared to $731,162 for the same period in 2013.

Interest Expense

For the six month period ended June 30, 2014, our interest expense was $50,477, compared to $102,667 for the same period in 2013.

Key performance indicators

	June 30,
	2014	2013
Inventory Turns	4.28	3.57
Days Sales in Backlog	247	133
Days Receivables Outstanding	47	62
Days Payables Outstanding	82	157

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2014. For the six months ended June 30, 2014, our inventory turns were 4.28 compared to 3.57 for the same period in 2013.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the six months ended June 30, 2014, days sales in backlog was 247 days compared to 133 days for the same period in 2013.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the six months ended June 30, 2014, days receivables outstanding was 47 days compared to 62 days for the same period in 2013.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the six months ended June 30, 2014, days payable outstanding was 82 days compared to 157 days for the same period in 2013.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet (unaudited)
as of

	June 30,	December 31,
	2014	2013

Working Capital	$ 106,944	$ 123,717
Total Assets	1,997,575	1,729,623
Long term Debt	-	-
Stockholder Equity	$ 770,084	$ 728,892

Accounts Receivable Financing

On November 22, 2013 we entered into an Accounts Receivable Purchasing Agreement with Nations Interbanc, an unaffiliated third party.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $250,000.  Under the terms of the agreement, Nations Interbanc may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables. We are required to pay Nations Interbanc FWC a monthly cost of funds fee equal to the net funds employed by Nations Interbanc at a rate equal 2% per month on the outstanding balance.  Nations Interbanc will retain 20% of the purchase price of the receivables as a reserve amount.

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

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

In June 2014 a claim was filed by a creditor against the Company, for amounts due, in the original principal amount of $40,304.96 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of June 2014, the amount due was approximately $50,415.35.

The Company recently resolved all matters related to the claim (the “Settlement”) and is in the process of effecting the Settlement, as follows: (i) the parties stipulate to judgment in the amount of the Indebtedness, with a stay of execution for pending the Company satisfying the Indebtedness by paying a weekly sum of $2,000 in direct payments of cash; and (ii) the Company pays the court fees incurred.

In May 2014 a claim was filed by a creditor against the Company, for amounts due,  in the original principal amount of $40,900.53 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of July 2014, the amount due was approximately $57,071.62

The Company recently resolved all matters related to the claims (the “Settlement”) and is in the process of effecting the Settlement, as follows: (i) the parties stipulate to judgment in the amount of the Indebtedness, with a stay of execution for pending the Company satisfying the Indebtedness by paying a weekly sum of $3,000 in direct payments of cash; and (ii) the Company pays the court fees incurred.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $770,084 and a working capital surplus of $106,944; however, we still had net loss of $(58,808) for the six months ended June 30, 2014 and an accumulated deficit of $(1,345,715) as of June 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2014 we had current liabilities of $1,227,491.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

_________________

* Filed herewith

** Furnished herewith

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 15, 2014

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 15, 2014

_______________________

John Bennett