Form 10-Q
period 2014-09-30
Probe Manufacturing Inc
filed 2014-11-14
CIK 1329606

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

☐Yes ☑ No

    As of November 12, 2014 there were 26,481,112 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MAUFACTURING, INC.

(A Nevada Corporation)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$ 15,845	$ 6,749
Accounts receivable - net	599,628	429,413
Inventory	708,842	688,286
Total Current Assets	1,324,315	1,124,448
Property And Equipment - Net	151,009	142,058

Goodwill	420,673	420,673
Other Assets	88,874	42,444
Total Assets	$ 1,984,871	$ 1,729,623

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	-	16,098
Accounts payable - trade	536,916	654,127
Accrued Expenses	131,110	146,939
Notes Payable - Current	612,137	183,567
Total Current Liabilities	1,280,163	1,000,731
Long-Term Debt:
Notes Payable	-	-
Less Current portion of Long Term Debt	-	-
Net Long-Term Debt	-	-
Total Liabilities	1,280,163	1,000,731

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 24,251,945 and 24,251,945 shares issued and outstanding respectively	26,482	24,253
Additional paid-in capital	1,369,805	1,242,659
Treasury Stock	(1,113)	(1,113)
Accumulated deficit	(1,440,466)	(1,286,907)
Total Stockholders' ( Deficit )	704,708	728,892
Total Liabilities And Stockholders' Deficit	$ 1,984,871	$ 1,729,623

The accompanying notes are an integral part of these financial statements.

Probe Manufacturing, Inc.
Statement of Operations
for the three and nine month periods ended
September 30, 2014 and 2013 respectively

	Un-audited	Un-audited
	Three month period ended	Nine month period ended
	2014	2013	2014	2013

Sales	$ 1,032,307	$ 1,049,732	$ 2,966,948	$ 2,785,727
Cost of Goods Sold	762,718	700,291	2,148,685	1,887,122
Gross Profit	269,589	349,441	818,263	898,605

General And Administrative	309,597	383,889	866,783	1,115,051
Share Based Compensation	7,500	-	7,500	2,124
Net Profit / (Loss) From Operations	(47,508)	(34,448)	(56,020)	(218,570)

Other Income / (Expenses)	-	-	-	55,777
Interest Expense	(45,460)	(52,828)	(97,539)	(155,495)
Net Profit / (Loss) Before Income Taxes	(92,968)	(87,276)	(153,559)	(318,288)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (92,968)	$ (87,276)	$ (153,559)	$ (318,288)

Per Share Information:
Basic weighted average number
of common shares outstanding	26,084,826	23,251,906	25,153,502	21,793,884

Net Profit / (Loss) per common share	0.00	0.00	0.01	0.01

Per Share Information:
Diluted, weighted average number
of common shares outstanding	26,084,826	23,251,906	25,657,481	2,173,884

Diluted, Net Profit / (Loss) per common share	0.00	0.00	0.01	0.01

The accompanying notes are an integral part of these financial statements.

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2014	2013
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (153,559)	$ (318,288)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,665	27,226
Share based compensation	7,500	2,124
Gain from issuance of Shares for Acquisition		(41,694)
Net Assets Acquired		(262,979)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(170,215)	188,515
(Increase) decrease in inventory	(20,556)	(122,823)
(Increase) decrease in other assets	(46,430)	(20,068)
(Decrease) increase in accounts payable	(117,211)	233,298
Other (Decrease) increase in accrued expenses	6,046	9,382
Net Cash provided / (Used) In Operating Activities	(475,760)	(305,307)

Cash Flows from Investing Activities
Purchase property plant and equipment	(27,616)	(62,471)
Cash Flows Used In Investing Activities	(27,616)	(62,471)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(16,098)	41,124
(Decrease) increase in advances line of credit		(628,754)
Repurchase Treasury Stock		(480)
Proceeds from sale of common stock	100,000	120,000
Proceeds from sale of Preferred Shares stock		750,000
Proceeds / (Payments) on notes payable	428,570	70,026
Cash Flows Provided / (used) By Financing Activities	512,472	351,916

Net (Decrease) Increase in Cash and Cash Equivalents	9,096	(15,862)
Cash and Cash Equivalents at Beginning of Period	6,749	19,260
Cash and Cash Equivalents at End of Period	$ 15,845	$ 3,398

Supplemental Information:
Interest Paid	$ 40,468	$ 30,421
Excess of purchase price over net assets-acquisition	$ -	$ 420,673
Shares issued for interest conversion	$ 21,875
Shares Issued for Services	$ 7,500	$ 2,124
Shares issued for Acquisition	$ -	$ 233,751

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $704,708 and a working capital surplus of $44,152; however, we still had net loss of $(153,559) for the nine months ended September 30, 2014 and an accumulated deficit of $(1,440,466) as of September 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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

Cash and cash equivalents consisted of the following as of:

	September 30, 2014	December 31, 2013
Cash and bank balances	$ 15,845	$ 6,749

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2014, we had a reserve for potentially un-collectable accounts of $30,000.  Six customers accounted for approximately 89% of accounts receivable at September 30, 2014 and one customer accounted for 43% of the accounts receivable balance.  Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of September 30, 2014 we had a reserve for potentially excess and obsolete inventory of $145,000.

Our Inventory consists of electronic components used in the manufacturing of printed circuit board assemblies.  We rarely experience obsolescence in our inventories. Our reserve is manly designed to capture potentially excess material. We define excess to mean any item that has not moved in 1 year and we reserve 80% against that amount.

Inventories by major classification were comprised of the following as of:

	September 30, 2014	December 31, 2013
Raw Material	$ 677,817	$ 670,310
Work in Process	222,538	205,812
Finished Goods	13,487	17,162
Total	913,842	893,284
Less reserve for excess or obsolete inventory	(205,000)	(205,000)
Total Inventory	$ 708,842	$ 688,286

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

                Leasehold improvements                                                     5 years (life of the lease)

Property and equipment were comprised of the following at:

	September 30, 2014	December 31, 2013
Capital Equipment	2,498,633	$2,461,728
Leasehold improvements	119,537	119,536
Total	2,618,170	2,581,264
Accumulated Depreciation	(2,467,160)	(2,439,207)
Net Fixed Assets	$151,009	$142,057

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended, September 30, 2014 and 2013 we recognized $7,500 and $2,124, respectively.

The following table summarizes the Company’s stock-based compensation expense:

	Un-audited
	Nine month period ended
	September 30,
	2014	2013

Stock based compensation expense	$ 7,500	$ 2.124

4. Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of shares of our common Stock outstanding.  As of September 30, 2014, we had outstanding common stock shares of 26,481,112 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents for the nine months ended September 30, 2014, were 26,084,826. As of September 30, 2014, we had outstanding warrants to purchase 1,050,000 additional common stock shares, options to purchase 72,490, which may dilute future earnings per share; however, these were excluded from the calculation of fully diluted earnings per share, as they were anti dilutive in effect.

.

5. Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2013, we had a net operating loss carry forward of $(1,440,066) and a deferred tax asset of $489,758 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $489,758.

September 30, 2014
Deferred Tax Asset	$ 489,758
Valuation Allowance	(489,758)
Deferred Tax Asset (Net)	$ -

6.  Accrued Expenses

Accrued expenses were comprised of the following at:

Probe Manufacturing
9/30/214
Accrued Expenses

	September 30, 2014	December 31, 2013

Accrued Wages	$ 47,306	$32,154
Accrued Interest	69,212	52,029
Accrued Rent	-	48,190
Accrued Vacation	14,609	14,566
Total Accrued Expenses	$ 131,127	$146,939

7. Notes Payable

On November 22, 2013 we entered into an Accounts Receivable Purchasing Agreement with Nations Interbanc, an unaffiliated third party.  Pursuant to the agreement , Nations Interbanc  may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $500,000.  Under the terms of the agreement, Nations Interbanc may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables. We are required to pay Nations

Interbanc a monthly cost of funds fee equal to the net funds employed by Nations Interbanc at a rate equal 2% per month on the outstanding balance.  Nations Interbanc will retain 20% of the purchase price of the receivables as a reserve amount.

On September 6, 2013 we entered into a short term note for $50,000 with an individual with a fixed fee of $3,500 and it is due upon demand. As of September 30, 2014 the balance was $ 38,500.

We entered into an unsecured term note, dated November 03, 2009, payable to Linwood Goddard,  at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of September 30, 2014 the outstanding balance was $4,332.

We entered into an unsecured term note, dated December 24, 2009, payable to Linwood Goddard  at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2014 the outstanding balance was $4,332.

On August 28, 2014 we entered into a unsecured note for $100,000 with a fixed fee of $20,000 and is amortized over 7 months.

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

On May 12, 2014 we issued 500,000 shares of common stock for services

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

On September 19th, 2013 we issued 125,000 series G warrants .  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

Warrants Activity for the Period and Summary of Outstanding Warrants (ADD IN SERIES F & G WARRANTS)

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2013	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-

Exercised	-	-	-	-
Outstanding September 30, 2014	1,050,000	0.25	1,050,000	0.25

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	1.52	300,000	$0.50
$ 0.10	250,000	$0.10	3.75	250,000	$0.10
$ 0.20	250,000	$0.20	3.75	250,000	$0.20
$ 0.10	125,000	$0.10	3.88	125,000	$0.10
$ 0.20	125,000	$0.20	3.88	125,000	$0.20
Total	1,050,000	$0.25		1,050,000	$0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 652,766 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of September 30, 2014, there were 194,780 outstanding options under this plan.  As of September 30, 2014 there were 12,490 options remaining under this grant.

On February 8, 2008, we granted stock options to our key employees, to purchase up to 75,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,313 for the year ended December 31, 2007, $2,657 for the year ended December 31, 2008; $2,656 for the year ended December 31, 2009; $2,656 for the year ended December 31, 2010 and $0 for the year ended December 31, 2011.  As of September 30, 2014 there were 30,000 options remaining under this grant.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.33 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017.

As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2010; and $0 for the year ended December 31, 2011. As of September 30, 2014 there were 30,000 options remaining under this grant.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $704,708 and a working capital surplus of $44,152; however, we still had net loss of $(153,559) for the nine months ended September 30, 2014 and an accumulated deficit of $(1,440,466) as of September 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

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
September 30, 2014 and 2013 respectively

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2014	2013	2014	2013

Sales	$ 1,032,307	$ 1,049,732	$ 2,966,948	$ 2,785,727
Cost of Goods Sold	762,718	700,291	2,148,685	1,887,122
Gross Profit	269,589	349,441	818,263	898,605

General And Administrative	309,597	383,889	866,783	1,115,051
Share Based Compensation	7,500	-	7,500	2,124
Net Profit / (Loss) From Operations	(47,508)	(34,448)	(56,020)	(218,570)

Other Income / (Expenses)	-	-	-	55,777
Interest Expense	(45,460)	(52,828)	(97,539)	(155,495)
Net Profit / (Loss) Before Income Taxes	(92,968)	(87,276)	(153,559)	(318,288)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (92,968)	$ (87,276)	$ (153,559)	$ (318,288)

Net Sales

For the nine month period ended September 30, 2014, we had net sales of $2,966,948 compared to net sales of $2,785,727 for the same period in 2013.

Our top five customers accounted for approximately 89% of our net sales for the six month period ended June 30, 2014, compared to 62%, for the same period in 2013. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the nine month period ended September 30, 2014 was $821,566 at 28% of sales compared to $898,605 at 32% of sales for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $866,783 during the nine month period ended September 30, 2014, compared to $1,115,051 for the same period in 2013.

Interest Expense

For the nine month period ended September 30, 2014, our interest expense was $95,937 compared to $155,495 for the same period in 2013.

Key performance indicators

	September 30,
	2014	2013
Inventory Turns	4.04	5.03
Days Sales in Backlog	206	171
Days Receivables Outstanding	45	44
Days Payables Outstanding	63	52

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the six months ended June 30, 2014. For the six months ended June 30, 2014, our inventory turns were 4.04 compared to 5.03 for the same period in 2013.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the six months ended June 30, 2014, days sales in backlog was 206 days compared to 171 days for the same period in 2013.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the six months ended June 30, 2014, days receivables outstanding was 45 days compared to 44 days for the same period in 2013.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the six months ended June 30, 2014, days payable outstanding was 63 days compared to 52 days for the same period in 2013.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet (unaudited)
as of

	September 30,	December 31,
	2014	2013

Working Capital	$ 44,152	$ 123,717
Total Assets	1,984,871	1,729,623
Long term Debt	-	-
Stockholder Equity	$ 704,708	$ 728,892

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

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

In June 2014 a claim was filed by a creditor against the Company, for amounts due, in the original principal amount of $40,304.96 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of September 30, 2014, the amount due was approximately $25,000.

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

In May 2014 a claim was filed by a creditor against the Company, for amounts due,  in the original principal amount of $40,900.53 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of September 2014, the amount due was approximately $33,000.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $704,708 and a working capital surplus of $44,152; however, we still had net loss of $(153,559) for the nine months ended September 30, 2014 and an accumulated deficit of $(1,440,466) as of September 30, 2014. Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability to: (1) obtain sufficient debt and/or equity capital; and/or (2) generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of September 30, 2014 we had current liabilities of $1,280,163.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 14, 2014

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 14, 2014 _______________________

John Bennett