Form 10-Q/A
period 2014-09-30
Probe Manufacturing Inc
filed 2014-11-17
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedSeptember 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☑ No

    As of November 12, 2014 there were 26,481,112shares of common stock of Probe Manufacturing, Inc. outstanding.

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Probe Manufacturing, Inc. (the "Company") for the quarter ended September 30, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2014, (the "Original Filing"), is being filed to correct the quarterly date on the cover page, and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Amended Quarterly Report on

Form 10-Q/A are included, or incorporated by reference, in this Amended Quarterly Report on Form 10-Q/A.

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

Signature

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 17, 2014

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 17, 2014 _______________________

John Bennett