Form 10-K
period 2014-12-31
Probe Manufacturing Inc
filed 2015-04-28
CIK 1329606

Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended : December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $605,048 based upon the price ($0.075) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2015 was 33,061,344 shares of common stock, $.001 par value.

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

Financial Statements

PART I

 Item 1.  Business.

Our Company

Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) headquartered in Irvine, California is a product development accelerator providing engineering and manufacturing services to startups and venture capital backed companies with emphasis in cleantech. Our cross-market segment experience from medical, instrumentation, to aerospace helps us bring effective solutions to tough technical product development and manufacturing problems. Our revenue is generated from sales of our core expertise in manufacturing, project management and product development incubation services.

We offer our customers’ integrated design and manufacturing services, from initial product design to production and both pre and post sales services. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

Some examples of our customer’s finished goods products include storage devices for wind and solar, energy savings lighting solutions, instrumentation devices, ultrasound therapeutic medical devices, PCB’s for landing gear systems and flap controllers and fluid control units for airliners.

As innovation, cost, and time to market become hyper-competitive, both startups and VC backed companies are now compelled to use engineering and manufacturing partners with easy onshore access, providing local project management and manufacturing expertise during product conceptualization, development, and integration. Our project management and manufacturing expertise combined with our product development capabilities support clients through product development and design resulting in improved return on investment, utilization of global supply chain reducing material acquisition time and cost and accelerate time to market by rapidly executing newly defined production processes.

Our growth strategy is to leverage our currency and core competencies in product development incubation, project management and manufacturing for increased sales and equity opportunities.

We believe that with our focus on Cleantech and new growing opportunities in our medical, aerospace and instrumentation segments we are able to leverage our core competencies for long term manufacturing agreements and equity opportunities resulting in increased sales, profitability and shareholder value.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $59,331 and a working capital deficit of $599,915 and a net loss of $1,235,194 for the year ended December 31, 2014 and an accumulated deficit of $2,305,203 as of December 31, 2014 and used $708,337 in net cash from operating activities for the year ended December 31, 2014. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable

Financial Statements

operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) organic growth through our targeted profitable and scalable accounts (ii) leveraging core competencies with emphasis in cleantech for manufacturing rights and equity; and (iii) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

Supply Chain Management.  PMI’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. PMI can assume supply chain responsibility from component sourcing through delivery of finished product. PMI’s supply chain focus is on building internal and external systems and relationships, which allow us to capitalize on our expertise to align with our customer’s objectives and integrate with their processes.

Manufacturing.  Flexibility, responsiveness, communication, global supply chain management and speed are key values in what we offer our customers. We establish clear communication about our customer needs and requirements enabling a seamless integration with their objectives and processes. PMI’s manufacturing capability supports high and low-mix assemblies to low to medium-volume quantities. Our manufacturing operations include printed circuit board assembly and testing; cable and harness assembly; mechanical assembly; and complex system integration.

Financial Statements

Sales and Marketing

Our marketing approach is to position PMI as a US based product development accelerator providing engineering and manufacturing services to startups and VC backed companies with emphasis in cleantech.

We utilize both direct sales force and sales representatives with expertise in engineering and manufacturing services.

We also target startups and innovators through technology venture capital companies or investment communities. PMI maintains an online presence through our web portal and social media.

Once the relationships are established, programs are managed through our customer centric program management teams.

We support our clients through collaboration and early supplier involvement, which results in improved return on investment.

Program Managers are responsible for managing the global supply chain, reducing material acquisition time and cost. They’re also responsible for the profitability of the programs and ultimately the customer satisfaction index, including on-time delivery, quality, communication and technology.

Growth Strategy

 Our growth strategy is to leverage our currency and core competencies in product development incubation, project management and manufacturing for increased sales and equity opportunities.  We are also planning the expansion of our capabilities and competencies through mergers & acquisitions.

Personnel

We presently have approximately 18 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $59,331 and a working capital deficit of $599,915 and a net loss of $1,235,194 for the year ended December 31, 2014 and an accumulated deficit of $2,305,203 as of December 31, 2014 and used $708,337 in net cash from operating

Financial Statements

activities for the year ended December 31, 2014. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2014, we had current liabilities of $1,491,078. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The Electronics Manufacturing and Original Design Manufacturing industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share, whereby we compete with numerous domestic and foreign EMS firms. We do not compete with first tier EMS companies such as Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Foxconn; Jabil Circuit, Inc.; Plexus Corp.; Sanmina-SCI Corporation; and CTS Electronics. We mostly compete with second and third tier EMS companies. With our new focus in product development incubation we are going to compete with engineering companies depending on the type of service and/or geographic area.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 80% of net sales during the twelve months ended December 31, 2014.

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

Financial Statements

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

Financial Statements

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

On March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commenced on April 1, 2011 and continues through year five.  The amended lease has the following payments and terminated on March 31 2015:

	Original Lease	Amended lease
Year	Monthly Rent	Monthly Rent
2015	12,805	13,845

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115

Year	Monthly Rent
2015	6,580
2016	6,768
2017	6,768

Our wholly owned subsidiary Trident Manufacturing, a Utah corporation has entered into a sublease agreement with  Lucky Spoon, LLC. The terms the terms of this lease commence as of April 1st, 2015 and shall expire on the last day of the Trident’s lease. As a result we are estimating substantial savings and have consolidated the majority of our Utah’s manufacturing requirement to our headquarters in Irvine, California.

Item 3. Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations

Financial Statements

reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2014, as reported by the Bloomberg Financial Network, are as follows:

2014 FISCAL YEAR	High	Low
First Quarter	$0.2	$0.12
Second Quarter	$0.17	$0.065
Third Quarter	$0.11	$0.015
Fourth Quarter	$0.145	$0.04

2013 FISCAL YEAR	High	Low
First Quarter	$0.15	$0.089
Second Quarter	$0.10	$0.05
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.145	$0.08

* The low and high bid prices have been adjusted to reflect the 10:1 reverse stock split that was declared effective on

 January 22, 2013.

Record Holders

As of December 31, 2014, there were 30,676,445 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 240 holders of record, based on information provided by our transfer agent.

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

As of December 31, 2014, we had repurchased 11,500 shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Financial Statements

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c )
Qualified Equity compensation plans approved by security holders	17,789	$1.70	467,250
Non-Qualified Equity compensation plans approved by security holders	90,000	$1.30	-
Total	107,789	$1.40	467,250

Recent Sales of Unregistered Securities

For the years ended December 31, 2014, 2013 and 2012, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock and $.08 per share

On November 15, 2014 we issued 850,000 shares and accrued for 450,000 of common stock for services to related parties.

On December 1, 2014 we issued 1,400,000 shares of common stock for services at $.06.

Financial Statements

On December 2, 2014 we issued 1,945,333 for cash at $.06 per share for a total of $116,720 and took deposits of $70,699 for an additional 1,178,322 shares to be issued at $.06 per share.

On February 2, 2015 we issued 40,000 shares of common stock for services at $.08

On February 24, 2015 we issued 1,845,000 shares of common stock for cash in the amount of $110,700of which $70.699 was received in 2014 and included in "to be issued"

On March 6, 2015 we issued 450,000 shares of common stock for services to related parties at $.05 per share which was accrued for in 2014.

On March 6, 2015 we issued 50,000 shares of common stock for services at $.05.

On August 7, 2013, we held our initial closing of our Series D Preferred Stock private financing offering with two related parties, whereby we received $750,000 in financing. Our Series D Preferred Stock offering terms allow us to raise up to $1,000,000 US with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock Offering. The Series D Preferred holders will be paid a special monthly dividend at the rate of 17.5% per annum or at the option of the Investor such special may accrue such special dividends. If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, participation with common stock is on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in his sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert. The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred commencing any time after the one (1) year period from the Closing (the “Redemption Period”) at a price equal to the Purchase Price plus all accrued but unpaid dividends. If the Company is not in financial position to pay it back it needs to notify the Investors thirty (30) days prior the Redemption Period commencing and both parties will negotiate, in good faith, for an extension of the Redemption Period. Notwithstanding, the Company may elect to redeem the Series D Preferred shares any time after the Closing at a price equal to Purchase Price plus all accrued but unpaid dividends subject to the Investors right to convert by providing the Investors written notice about its intent to redeem whereby the Investor shall have the right to convert per the terms of the conversion terms at least ten (10) days prior to such redemption by the Company.

On June 25th, 2013 we received $500,000 from a related party for 5,000 shares of Preferred Series D Preferred stock. These shares, which the issuer has agreed to issue (as described below), have not been physically issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the interest rate to 13% and extend the term on these shares for an additional one year.

In addition, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares, which the issuer has agreed to issue (as described below), have not been physically issued as of the date of this filing.

In addition, we issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

		Restated
	2014	2013

Sales	$ 3,533,503	$ 3,518,551
Cost of Goods Sold	2,741,147	2,551,447
Gross Profit	792,356	967,104

General And Administrative	1,596,587	1,365,588
Share Based Expense	160,000	9,051
Net Profit Loss From Operations	(964,231)	(407,535)

Gain on forgiveness of debt	5,833	-
Gain on conversion of accrued interest on preferred dividend	36,458	-
Interest Expense	(313,254)	(307,618)
Net Loss Before Income Taxes	(1,235,194)	(715,153)
Provision for Income Taxes	-	-
Net Loss	$ (1,235,194)	$ (715,153)

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of
		Restated
	December 31,	December 31,
	2014	2013

Working Capital	$ (599,915)	$ 101,392
Total Assets	1,469,893	1,737,272
Long term Debt	38,147	-
Stockholder Equity (Deficit)	$ (59,332)	$ 706,567

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

Overview

Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) headquartered in Irvine, California is a product development accelerator providing engineering and manufacturing services to startups and venture capital backed companies with emphasis in cleantech. Our cross-market segment experience from clean tech, medical, instrumentation to aerospace helps us bring effective solutions to tough technical product development and manufacturing problems. Our revenue is generated from sales of our core expertise in manufacturing, project management and product development incubation services.

We offer our customers’ integrated design and manufacturing services, from initial product design to production and pre and post sales services. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

We are realigning the focus of the company to our innovation & incubation services with emphasis in Cleantech and high growth opportunities.

We are very encouraged by our new focus and our upcoming programs offering product development acceleration to startups and VC backed companies. Our Growth strategy is to leverage our currency and core competencies in product development incubation, project management and manufacturing for increased sales and equity opportunities.

As a result of this new focus we are exploring several opportunities, including patented eco-friendly water agent concentration technologies developed in Europe, which in some applications reduces irrigation water need 30-50% and would be currently very useful in California; Heat to power generator technologies that can provide lower, more stable power bills and an added source of electricity revenue from the heat source today; Lithium Ion battery storage devices for wind and solar power companies that can provide an attractive cost structure relative to other alternative energy and distributed generation solutions.

We are optimistic that through these types of growth opportunities in cleantech combined with organic growth of our legacy Industries we can support a sustainable profitable growth and increase our stakeholder’s value.

Going Concern

Financial Statements

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $59,331 and a working capital deficit of $599,915 and a net loss of $1,235,194 for the year ended December 31, 2014 and an accumulated deficit of $2,305,203 as of December 31, 2014 and used $708,337 in net cash from operating activities for the year ended December 31, 2014. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Financial Statements

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) organic growth only through targeted profitable and scalable customers (ii) leveraging  our currency and core competencies in product development incubation, project management and manufacturing for manufacturing rights, increased sales and equity opportunities; and (iii) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities.

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

On November 4th, 2013 this financing line was paid off in full.

Financial Statements

On November 22, 2013 we entered into an Accounts Receivable Purchasing Agreement with Nations Interbanc, an unaffiliated third party.  Pursuant to the ARPA, Nations Interbanc may purchase, in its sole discretion, eligible accounts receivable of our company on a revolving basis up to a maximum of $500,000.  Under the terms of the agreement, Nations Interbanc may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables. We are required to pay Nations Interbanc FWC a monthly cost of funds fee equal to the net funds employed by Nations Interbanc at a rate equal 2% per month on the outstanding balance.  Nations Interbanc will retain 20% of the purchase price of the receivables as a reserve amount.

Summary of Results

For the year ended December 31, 2014, we had a net loss of $1,235,194 compared to a net loss of $715,153 for the same period in 2013. The increase in the net loss in 2014 was mainly due to the increase of cost of goods sold of $160,290 of which $65,000 was an increase in our reserve for excess inventory. In addition we had net losses from our Trident facility of $169,418.  We saw a general slowdown in the economy and a slight decrease in sales across the board. Also we recognized $160,000 in share based  expense. For the year ended December 31, 2014, our revenue was $3,533,502 compared to $3,518,551 for the same period in 2013, For the year ended December 31, 2014, our cost of goods sold was 78% compared to 74% for the same period in 2013, mainly due to the increase material cost as a percent of sales as well as priority freight charges of $113,252.    For the twelve months ended December 31, 2014, our gross margin was 22% compared to 27% for the same period in 2013.  For the twelve months ended December 31, 2014, our SG&A cost was 45% compared to 38% for the same period in 2013.  For the year ended December 31, 2014, we had a net loss from operations of $964,231.  Our total stockholder’s equity decreased by $765,899, resulting in shareholder deficit of $59,331 as of December 31, 2014.  As of December 31, 2014, we had a working capital deficit of $599,915, compared to working capital surplus of $101,392 as of December 31, 2013, a decrease of $701,307.

Key performance indicators:

	2014	2013
Inventory Turnover	4.65	3.92
Days Sales in Backlog	266	145
Days Sales Outstanding	39	67
Days Payables Outstanding	68	76

Inventory turnover are calculated as the ratio of cost of material compared to the average inventory for that period. For the year ended December 31, 2014, our inventory turnover was 4.65 compared to 3.92 for the same period in 2013.

Days sales in backlog are calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2014, Days Sales in Backlog was 240 days compared to 145 days for the same period in 2013.

Our backlog as of December 31, 2014 was $2,579,343 compared to $1,429,555 as of December 31, 2013.

Days sales outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period, this has deteriorated as a result of our customers stretching out payments and adverse economic conditions in general.  For the year ended December 31, 2014, days receivables outstanding was 39 days compared to 67 days for the same period in 2013.

Days payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2014, day’s payable outstanding was 68 compared to 76 for the same period in 2013.

Financial Statements

Critical Accounting Policies and basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal year ending December 31, 2014.

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

Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2014, we had a reserve for potentially un-collectable accounts of $70,000.  Five (5) customers accounted for approximately 80% of accounts receivable at December 31, 2014 and one customer accounted for 26% and no other customer accounted for more than 22% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

 Inventory

Inventories are valued at the lower of weighted average cost or market value.   Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand.  We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made.  Any inventory write offs are charged to the reserve account. As of December 31, 2014, we had a reserve for potentially obsolete inventory of $270,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2014, we had outstanding common shares of 30,676,445 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2014 and 2013 were 25,980,566 and 22,243,577, respectively.  As of December 31, 2014, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents for the years ended 2014 and 2013 were withheld from the calculation in 2014, as they were anti-dilutive due to the net loss.

Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the years ended December 31, 2014 and 2013.

Segment Information

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

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

		Restated
	2014	2013

Sales	100%	100%
Cost Of Goods Sold	78%	74%
Gross Profit	22%	26%

General And Administrative	45%	39%
Share Based Compensation	5%	0%
Net Profit / (Loss) From Operations	-27%	-12%
	0%	0%
Gain on forgiveness of debt	0%	0%
Gain on conversion of accrued interest on preferred dividend	1%	0%
Interest Expense	-9%	-9%
Net Profit / (Loss) Before Income Taxes	-35%	-20%
Income Tax Expense	0%	0%
Net Profit / (Loss)	-35%	-20%

Net Sales

For the year ended December 31, 2014, our revenue was $3,533,502 compared to $3,518,551 for the same period in 2013.  Our revenue increased by $14,952 for the year ended December 31, 2014, compared to the same period in 2013.

Major Customers

Our top 5 customers accounted for approximately 80% of our net sales for the year ended December 31, 2014, compared to 69%, for the same period in 2013. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Financial Statements

For the year ended December 31, 2014, our gross profits decreased to 22% from 27% for the same period in 2013. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2014, our SG&A expense was 45% compared to 39% for the same period in 2013. We had Bank charges of $42,108.  We also took an additional reserve for bad debt of $70,000.  We also had increases in our rent and late fees both in Irvine and in Utah.

Net (Loss) from operations

For the year ended December 31, 2014, our net loss from operations was (27%)compared to net loss from operations of (12%) for the same period in 2013. This decrease was primarily due to the increase of cost of goods sold and share based expense.

Net Income / Loss

For the year ended December 31, 2014, our net loss was (35%) compared to net loss of (20)% for the same period in 2013. This decrease was primarily due to the increase of cost of goods sold and share based expense.

Interest Expense

For the year ended December 31, 2014 interest expense was $307,421 compared to $307,618 for the same period in 2013.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Statements of Cash Flows
for the years ended December 31,

	Un-audited	Un-audited
	2014	2013
Net Cash provided / (Used) In Operating Activities	$ (708,337)	$ (103,574)
Cash Flows Used In Investing Activities	(2,339)	(43,979)
Cash Flows Provided / (used) By Financing Activities	731,168	135,042
Net (Decrease) Increase in Cash and Cash Equivalents	$ 20,492	$ (12,511)

Capital Requirements for long-term Obligations

None.

Off-balance Sheet Arrangement

We currently have no off-balance sheet arrangements.

Contractual Obligations

Financial Statements

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

10-K

FINANCIAL STATEMENTS

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Probe Manufacturing, Inc.

We have audited the accompanying consolidated balance sheets of Probe Manufacturing, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Probe Manufacturing, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Probe Manufacturing, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

April 27, 2015

Financial Statements

PROBE MANUFACTURING, INC.
Condensed Balance Sheet

		Restated
	December 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$ 27,241	$ 6,749
Accounts receivable - net	306,540	429,413
Inventory	557,382	695,935
Total Current Assets	891,163	1,132,097
Property And Equipment - Net	123,001	142,058

Goodwill	420,673	420,673
Other Assets	35,056	42,444
Total Assets	$ 1,469,893	$ 1,737,272

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	$ 48,744	$ 16,098
Accounts payable - trade	574,520	661,774
Accrued Expenses	311,291	169,266
Notes Payable - Current	556,523	183,567
Total Current Liabilities	1,491,078	1,030,705
Long-Term Debt:
Notes Payable	38,147	-
Net Long-Term Debt	38,147	-
Total Liabilities	$ 1,529,225	$ 1,030,705

Commitments & Contingencies	-	-

Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 30,676,445 and 24,251,945 shares issued and outstanding respectively	30,678	24,253
Shares to be issued	93,199	-
Additional paid-in capital	1,372,627	1,002,956
Treasury Stock	(633)	(633)
Accumulated deficit	(2,305,203)	(1,070,009)
Total Stockholders' ( Deficit )	(59,331)	706,567
Total Liabilities And Stockholders' Deficit	$ 1,469,893	$ 1,737,272

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Statement of Operations
for the years ended December 31,

		Restated
	2014	2013

Sales	$ 3,533,503	$ 3,518,551
Cost of Goods Sold	2,741,147	2,551,447
Gross Profit	792,356	967,104

General And Administrative	1,596,587	1,365,588
Share Based Expense	160,000	9,051
Net Loss From Operations	(964,231)	(407,535)

Gain on forgiveness of debt	5,833	-
Gain on conversion of accrued interest on preferred dividend	36,458	-
Interest Expense	(313,254)	(307,618)
Net Loss Before Income Taxes	(1,235,194)	(715,153)
Provision for Income Taxes	-	-
Net Profit / (Loss)	$ (1,235,194)	$ (715,153)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	25,980,566	22,243,577

Basic and Diluted Net Loss per common share	$ (0.05)	$ (0.03)

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.
Consolidated Statement of Stockholders Equity
	Common Stock ..001 Par		Preferred Stock		Treasury Stock		Shares to be Issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 12/31/2012	20,331,906	$ 20,333	-	$ -	11,500	$(633)			$ 620,129	$ (354,856)	$ 284,973

Shares issued For Services	110,000	110							10,890		11,000
Shares issued For Services									(10,000)		(10,000)
Shares issued to employees	10,000	10							990		1,000
Shares due to rounding	39	0							-		0
Conversion of Promissory Note	1,200,000	1,200							118,800		120,000
Issued Preferred Shares			5,000	500,000							500,000
Shares issued for Trident Acquisition	1,600,000	1,600							156,096		157,696
Issued Preferred Shares			2,500	250,000							250,000
Issued common Shares	1,000,000	1,000							99,000		100,000
											-
Share Based compensation									7,051		7,051
Net Profit										(715,153)	(715,153)
12/31/2013 (restated)	24,251,945	24,253	7,500	750,000	11,500	(633)	-	-	1,002,956	(1,070,009)	706,568

											-
Stock issued for cash	1,000,000	1,000							99,000		100,000
Conversion of Interest	729,167	729							21,146		21,875
Shares issued for cash	1,945,333	1,945							114,775		116,720
Shares to be issued											-
Shares Issued for Consulting	1,900,000	1,900							93,100		95,000
Shares Issued for Compensation	450,000	450							22,050		22,500
Shares Issued For BOD Fees	400,000	400							19,600		20,000
Shares to be issued							1,628,322	93,199			93,199
Net Loss										$ (1,235,194)	(1,235,194)
12/31/2014	30,676,445	30,678	7,500	750,000	11,500	(633)	1,628,322	93,199	1,372,627	(2,305,203)	(59,331)

The accompanying footnotes are an integral part of these financial statements

Financial Statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the years ended December 31,

		Restated
	2014	2013
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (1,235,194)	$ (715,153)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	42,108	37,980
Share based compensation	160,000	9,051
Gain from issuance of Shares for interest conversion	(36,458)	-
Interest expense converted to common shares	29,166	-
Forgiveness of Debt	(5,833)	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	107,873	674,430
(Increase) decrease in inventory	138,553	(46,840)
(Increase) decrease in other assets	7,388	26,552
(Decrease) increase in accounts payable	(87,253)	(153,192)
Other (Decrease) increase in accrued expenses	171,313	63,598
Net Cash provided / (Used) In Operating Activities	(708,337)	(103,574)

Cash Flows from Investing Activities
Purchase property plant and equipment	(2,339)	(48,451)
Cash acquired in acquisition	-	4,472
Cash Flows Used In Investing Activities	(2,339)	(43,979)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	32,646	16,098
(Decrease) increase in advances line of credit	262,450	(889,556)
Proceeds from sale of common stock	287,419	220,000
Proceeds from sale of Preferred Shares stock	-	750,000
Proceeds from notes payable	150,000	48,500
Payments on notes payable	(1,347)	(10,000)
Cash Flows Provided / (used) By Financing Activities	731,168	135,042

Net (Decrease) Increase in Cash and Cash Equivalents	20,492	(12,511)
Cash and Cash Equivalents at Beginning of Period	6,749	19,260
Cash and Cash Equivalents at End of Period	$ 27,241	$ 6,749

Supplemental Information:
Interest Paid in cash	$ 115,576	$ 30,421
Shares issued for Acquisition	$ -	$ 157,696

The accompanying footnotes are an integral part of these financial statements

Financial Statements

Probe Manufacturing, Inc.

 Notes to Financial Statements

For The Years Ended December 31, 2014 And 2013

Notes 1- GENERAL

The Company

Probe Manufacturing, Inc. (the “Company,” “Probe,” or “PMI”) headquartered in Irvine, California is a product development accelerator providing engineering and manufacturing services to startups and venture capital backed companies with emphasis in cleantech. Our cross-market segment experience from  medical, instrumentation, to aerospace helps us bring effective solutions to tough technical product development and manufacturing problems. Our revenue is generated from sales of our core expertise in manufacturing, project management and product development incubation services.

We are realigning the focus of the company to our innovation & incubation services with emphasis in Cleantech and high growth opportunities. Our new focus and our upcoming programs include offering product development acceleration to startups and VC backed companies. Our Growth strategy is to leverage our currency and core competencies in product development incubation, project management and manufacturing for increased sales and equity opportunities. As a result of this new focus we are exploring several opportunities abroad as well as in the United States.

We offer our customers’ integrated design and manufacturing services, from initial product design to production and pre and post sales services. Our engineering services include product design, printed circuit board layout, prototyping, and test development. Our supply chain management solutions include purchasing, management of materials, and order fulfillment. Our manufacturing services include printed circuit board assembly, cable assembly, mechanical assembly, and fully integrated box build systems for high complexity electronics.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $59,331 and a working capital deficit of $599,915 and a net loss of $1,235,194 for the year ended December 31, 2014 and an accumulated deficit of $2,305,203 as of December 31, 2014 and used $708,337 in net cash from operating activities for the year ended December 31, 2014. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Plan of Operations

 Management is taking the following steps to sustain profitability and growth: (i) organic growth only through targeted profitable and scalable customers (ii) leveraging our currency and core competencies in product development incubation,

Financial Statements

project management and manufacturing for manufacturing rights, increased sales and equity opportunities; and (iii) expansion of capabilities and competencies through mergers & acquisitions providing scale, cost synergies and revenue opportunities

Our future success is likely dependent on our ability to sustain profitable growth and attain additional capital to support our future success is likely dependent on our ability to attain growth capital in order to sustain growth and profitability.  There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-K for the fiscal years ending December 31, 2014 and 2013.

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

Accounts Receivable

We grant credit to its customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2014, we had a reserve for potentially un-collectable accounts of $70,000.  Five (5) customers accounted for approximately 80% of accounts receivable at December 31, 2014 and one customer accounted for 29% and no other customer accounted for more than 24% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Financial Statements

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2014, we had a reserve for potentially obsolete inventory of $270,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2014, we had outstanding common shares of 30,676,445 and shares to be issued of 1,628,322 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2014 and 2013 were 25,980,566 and 22,243,577, respectively.  As of December 31, 2014, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted

Financial Statements

average common shares and equivalents for the years ended 2014 and 2013 were withheld from the calculation in 2014, as they were anti-dilutive due to the net loss.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of  R&D during the years ended December 31, 2014 and 2013.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the years ended December 31, 2014 and 2013 we had $160,000 and $9,051, respectively, in share based expense, due to the issuance of common stock shares.  As of December 31, 2014 we had $0 in non-vested expense to be recognized.  In addition we recognized $6,927 in 2013 for the issuance of common stock warrants

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting

Financial Statements

and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2014, we had a net operating loss carry forward of $(2,090,938) and a deferred tax asset of $810,185 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(810,185).

	December 31, 2014	December 31, 2013
Deferred Tax Asset	$ 710,900	$ 341,872
Valuation Allowance	(710,900)	(341,872)
Deferred Tax Asset (Net)	$ -	$ -

We are subject to taxation in the U.S. and the states of California and Utah.  Further, the Company currently has no open tax years subject to audit prior to December 31, 2011.  The Company is current on its federal and state tax returns.

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the tables below:

Net book value of the company's net assets acquired

Cash	4,472
Inventory-net	19,254
Accounts Receivable-net	195,146
Other Assets	46,620
Accounts payable and accrued expenses	(361,055)
Notes payable	(167,416)
Net Assets Acquired	(262,978)
Stock given for Acquisition	157,695
Goodwill recognized	420,673

Adjustments to Stockholders equity
Reduction Opening balance Equity	(18,419)
Adjustment to accumulated deficit	281,397
Equity adjustment from acquisition	262,978

Financial Statements

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2014	December 31, 2013
Accounts Receivable Trade	$ 376,540	$ 467,854
Less Reserve for uncollectable accounts	(70,000)	(38,441)
Accounts and notes receivable (net)	$ 306,540	$ 429,413

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2014	December 31, 2013
Raw Material	$ 647,824	$ 677,959
Work in Process	166,529	205,813
Finished Goods	13,029	17,163
Total	827,382	900,935
Less Reserve for excess or obsolete inventory	(270,000)	(205,000)
Total Inventory	$ 557,382	$ 695,935

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2014	December 31, 2013
Capital Equipment	$ 1,938,696	$ 2,461,728
Leasehold improvements	36,686	119,536
Total	1,748,144	2,581,264
Accumulated Depreciation	(1,852,381)	(2,439,206)
Net Fixed Assets	$ 123,001	$ 142,058

NOTE 6 – ACCRUED EXPENSES

	December 31, 2014	December 31, 2013

Accrued Wages	$ 125,900	$ 54,901
Accrued Interest	137,201	66,175
Accrued Rent	48,190	48,190
Total Accrued Expenses	$ 311,291	$ 169,266

Financial Statements

NOTE 7 – NOTES PAYABLE

Notes payable

The Company executed a short term note payable to an individual, unsecured, dated Sept 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2014 the balance was $38,500.

On November 11, 2013 we entered in to an Accounts Receivable financing agreement with American Interbanc. It bears interest at the rate of 2.5% per month on the unpaid balance.  It is secured by the assets of the company.  In addition it is personally guaranteed by Kambiz Mahdi our Chief  Executive Officer. As of December 31, 2014 the outstanding balance was $393,399 compared to $120,387 at December 31, 2013.

The Company executed a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2014 the balance was $4,332.

The Company executed a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of December 31, 2014 the balance was $4,332.

On August 28, 2014 we entered into a unsecured note for $100,000 with a fixed fee of $20,000 and is amortized over 7 months.  On December 22, 2014, the balance of this note including remaining fees was $58,441,  was rolled into a new note for $150,000, with fees in the amount of $28,500 and amortizes over 18 months.

Related Party – Notes payable

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

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

 On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009. The facility is approximately 21,300 square feet and located at 17475 Gillette, Irvine CA, 92614.

On March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commenced on April 1, 2011 and continues through year five.  The amended lease has the following payments and terminated on March 31 2015 and is currently on a month to month lease with a monthly rent of $13,845.

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Annual Rent
2015	78,960
2016	81,216
2017	13,536

Our wholly owned subsidiary Trident Manufacturing, a Utah corporation has entered into a sublease agreement with  Lucky Spoon, LLC. The terms the terms of this lease commence as of April 1st, 2015 and shall expire on the last day of the Trident’s lease.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

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

Financial Statements

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

As of December 31, 2014 and 2013, we had repurchased 11,500 shares of our common stock.

Common Stock Transactions

For the years ended December 31, 2014 and 2013, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

On May 10, 2013 the related party presented notice of conversion for the entire note. The shares were converted at $.010. As a result, the company issued 1,200,000 shares of common stock. The balance due on the note on December 31, 2012 is $0.

On December 4, 2013 we issued 1,000,000 Shares of common stock to an accredited investor at $.10 per share.

On May 12, 2014 we issued 500,000 shares of common stock for services at $.05 per share.

On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock and $.08 per share.

On November 15, 2014 we issued 850,000 shares and accrued for 450,000 of common stock for services to related parties at $.05 per share.

.

On December 1, 2014 we issued 1,400,000 shares of common stock for services at $.06 per share.

On December 2, 2014 we issued 2,945,333 for cash.

Common Stock

Financial Statements

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2014 there were 30,676,445 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

As of August 20, 2006 all series A, B, and C preferred had been converted into Common stock.

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

Financial Statements

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

On June 25th, 2013 we received $500,000 from a related party for 5,000 shares of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the interest rate to 13% and extend the term on these shares for an additional one year.

In addition, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th, 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

In addition, we issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

Warrants

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants. Each warrant gives the holder the right to purchase 1 share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants expire on April 8, 2016, as a result we recognized $6,600 in share based expense.

Series F – Common Stock warrants

On June 25th, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

On September 19th, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

Series G – Common Stock warrants

On June 25th, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

On September 19th, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

Financial Statements

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2012	300,000	0.50	1,050,000	0.25
Granted	375,000	0.20	-	-
Granted	375,000	0.10	-	-
Expired	-

Exercised	-	-	-	-
Outstanding December 31, 2013	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-

Exercised	-	-	-	-
Outstanding December 31,2014	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$0.50	1.27	300,000	$0.50
$ 0.10	375,000	$0.10	3.50	250,000	$0.10
$ 0.20	375,000	$0.20	3.50	25,000	$0.20
Total	1,050,000	$0.25		300,000	$0.25

Financial Statements

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.  As of December 31, 2014, there were 107,789 outstanding options under this plan.

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

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As a result, we recognized share-based compensation expense in the amount of $5,574 for year ended December 31, 2008; $5,576 for the year ended December 31, 2009; $2,786 for the year ended December 31, 2013; and $0 for the year ended December 31, 2014.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

 On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A.for conversion of accrued interest under the series D preferred stock at $.08 per share

On November 15, 2014 we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation and accrued for 100,000 shares for board of director compensation at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Kam Mahdi our Chief Executive officer at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Robert Young at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Shervin Talieh at $.05 per share.

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and was due on February 15, 2015.

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

In addition, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.  On August 21, 2014, the related party agreed to lower the interest rate to 13% and extend the term on these shares for an additional 1 year.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock.  In addition, we issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

NOTE - 12 CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors and a subsequent re-audit of our financials for the year ending 2013, there were additional expenses discovered that had originally been recorded in the year ending December 31, 2014 that needed to be moved into 2013. Further, there was an adjustment to the previous gain recognized on the acquisition of Trident to additional paid in capital. Further, there was a change made to the sales/cost of goods sold for the period ended December 31, 2013 as the Company had not correctly eliminated an inter-company transaction with Trident.  See the table below for the effects on Net loss, earnings per share, and accumulated deficit.

Restatements effects
Year	Net Loss	Earnings per Share	Accumulated Deficit
2013	(64,501)	(0.00)	(64,501)

Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On February 2, 2015 we issued 40,000 shares of common stock for services at $.08

On February 24, 2015 we issued 1,845,000 shares of common stock for cash in the amount of $110,700of which $70.699 was received in 2014 and included in "to be issued"

On March 6, 2015 we issued 450,000 shares of common stock for services to related parties at $.05 per share which was accrued for in 2014.

On March 6, 2015 we issued 50,000 shares of common stock for services at $.05 per share.

Our wholly owned subsidiary Trident Manufacturing, a Utah corporation has entered into a sublease agreement with  Lucky Spoon, LLC. The terms the terms of this lease commence as of April 1st, 2015 and shall expire on the last day of the Trident’s lease. As a result we are estimating substantial savings and have consolidated the majority of our Utah’s manufacturing requirement to our headquarters in Irvine, California.

On or about October 21, 2014, Probe Manufacturing, Inc. (the "Company"), entered into a letter of intent (the "LOI") with S-Ray Incorporated, a private Nevada corporation ("S-Ray), located at 50 West Liberty Street, Suite 880, Reno Nevada 89501. As per the LOI, the conditions of transaction were not met and therefore the LOI has been terminated. In addition, on November 21, 2014, the Company, entered into an Exclusive OEM and Distribution Agreement(the "Agreements") with S-Ray; however, as of date of this filing the Company has not received satisfactory technical information from S-Ray as per the terms of the Agreements. The Company has terminated these Agreements as of April 7, 2015 based on the failure to meet the terms of the Agreements.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)

On April 10, 2015, the Company, after review and recommendation by its board of directors, the Company dismissed W.T. Uniack& Co. CPA’s P.C. (“Uniack”) as the Registrant’s independent registered public accounting firm.  The dismissal was accepted by the Board of Directors of the Company (the “Board”).

During the two most recent audited fiscal years (fiscal years ended December 31, 2012 and 2013) and through subsequent interim periods ended September 30, 2014, there were no (1) disagreements with Uniack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Uniack to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Uniack on the financial statements of the Company, during the periods from December 31, 2013 through subsequent interim periods ending September 30, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

 (b)           Engagement of New Independent Registered Public Accounting Firm.

On April 10, 2015, the Board of Directors approved the appointment of MartinelliMick PLLC, as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding MartinelliMick PLLC engagement, neither the Company nor anyone on behalf of the Company consulted with MartinelliMick PLLC regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and MartinelliMick PLLC, did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting,

Financial Statements

auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not eeffective as of December 31, 2014.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Directors

Kambiz Mahdi, age 49, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to Probe Manufacturing, Mr. Mahdi was Technical Sales Manager at Future Electronics for six years. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top1000 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge.  Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 54, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

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

Robert Young, age 62, prior to joining our board of directors in June of 2012, Mr. Young was Director of Mobile Services for Boeing Satellite Systems, Inc. (“BSS”), the world’s largest manufacturer of commercial satellites, where he was responsible for developing communication and navigation services for governmental and commercial clients. Prior to joining BSS, Mr. Young was the CFO and Chief of Business Operations for a joint venture between Hughes Electronics, General Motors and Delco Electronics. Previously, Mr. Young was assigned to the Hughes Electronics Corporate Office where he was responsible for mergers and acquisitions, identifying and developing foreign offset programs and served as the Hughes Chief Economist.  Mr. Young currently sits on the board of Kinecta Federal Credit Union, which is the 19th largest credit union in

Financial Statements

the United States (having previously served as Kinecta’s Chairman of the board of directors from 2007-2009).  Mr. Young received his B.S. degree from the San Diego State University and an M.BA. from Loyola Marymount University.

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

Shervin Talieh, age 47, Shervin Talieh has over 17 years of hands-on experience building and growing organizations that provide solutions to clients in various sectors. This experience has been developed across many functions, including corporate strategy, business development, marketing, branding, alliances, and operations; in small and large firms, through startups, turnarounds, and stable environments alike. Mr. Talieh started his career by successfully building, growing and selling his consulting startup, Index Data. Most recently, Mr. Talieh is the founder and CEO of Drumbi; an Internet technology startup focused on data and voice synchronization. At Drumbi, he guides the company's strategy, fund-raising, and operations. Prior to Drumbi, Mr. Talieh served at Vice President, Business Development for Goldeneye Solutions; a SaaS technology company. This was preceded by his tenure at Accenture, where he was a Partner in the Los Angeles Office, and a member of the executive team responsible for over 700 professionals in the region. Mr. Talieh has not served on any other boards of public companies in the past five years.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held eight meetings during the fiscal year ended December 31, 2014. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

Director Independence

We have a Si-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, only one of our directors can be deemed an “independent director.”

While our stock is not listed on the New York Stock Exchange, our independent director would qualify as independent under the rules of the New York Stock Exchange.

Board Leadership Structure; Independent Lead Director

Financial Statements

Kambiz Mahdi serves as both our of the Board of Directors and Chief Executive Officer. Our Board of Directors has determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our Board believes that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board of Directors, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, due to the current size of our operations.

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

Financial Statements

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

Compensation of Directors

The key objective of our non-employee directors' compensation program is to attract and retain highly qualified directors with the necessary skills, experience and character to oversee our management. We currently use equity-based compensation to compensate our directors due to our restricted cash flow position; however, we may in the future provide cash compensation to our directors. The use of equity-based compensation is designed to recognize the time commitment, expertise and potential liability relating to active Board service, while aligning the interests of our Board of Directors with the long-term interests of our shareholders. In accordance with the policy of our Board of Directors, we do not pay management directors for Board service in addition to their regular employee compensation. For a discussion of the compensation paid to our only management directors, Mr. Mahdi and Mr. Bennett, for services provided as our CEO and CFO, respectively, see the sections of this proxy statement entitled "Compensation Discussion and Analysis" and "Executive Compensation."

In addition to the compensation provided to our non-employee director, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.

Fiscal Years 2014 and 2013 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2014 and 2013.

Financial Statements

Fiscal Years 2014 and 2013 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. During fiscal year 2011, our one non-employee director received a restricted common stock share award 50,000 shares of common stock under this program.  For 2013 and 2014 we issued the 100,000 shares of common stock to our two independent directors.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2014 or 2013.

Director Summary Compensation in Fiscal Years 2014 and 2013

The following table sets forth the fiscal years 2014, 2013 and 2012 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh 2014	$ -	$ 5,000.00	$ 5,000.00
Shervin Talieh 2013	$ -	$ 5,000.00	$ 5,000.00
Shervin Talieh 2012	$ -	$ 2,500.00	$ 2,500.00

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Robert Young 2014 (3)	$ -	$ 5,000.00	$ 5,000.00
Robert Young 2013	$ -	$ 5,000.00	$ 5,000.00
Robert Young 2012	$ -	$ 2,500.00	$ 2,500.00

 (1)        This column represents the amount of cash compensation earned in fiscal years 2012. 2013, and 2014 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years 2012, 2013, and 2014 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

(3)

Mr. Young was appointed as an independent director and was granted 50,000 shares for his service as a board member for 2012 and 100,000 shares for 2013 and 2014

Change of Control and Termination Provisions

We currently do not having any stock options issued and outstanding to our non-employee directors. In the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, no acceleration of the termination of any of the restrictions applicable to Restricted Shares, Restricted Stock

Financial Statements

Unit Awards, Options or Stock Appreciation Rights as defined in the 2011 Plan shall occur in the event of a change in control, unless otherwise provided by our Board of Directors or committee thereof, in such grant.

EXECUTIVE OFFICERS AND DIRECTORS

        The names, ages and positions of our executive officers and Directors as of December 31, 2014 are as follows:

Name	Age	Position
Kambiz Mahdi	49	Chief Executive Officer and Chairman
John Bennett	54	Chief Financial Officer and Member of Board of Directors
Robert Young	62	Director
Shervin Talieh	47	Director

We added 2 additional board members in 2015

The biographies of Mr. Mahdi, John Bennett can be found on page 52 in this Annual Report under the heading entitled “Our Directors”

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

Financial Statements

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

Fiscal Year 2014 and 2013 Executive Compensation

Summary of Fiscal Year 2014 and 2013 Compensation Decisions

In 2012, the Company achieved significant growth in revenue, as well as in adjusted and GAAP operating income, net income and earnings per share. We realized strong revenue growth across all of our market segments, maintaining a diversified and balanced business portfolio. As a result of the company's excellent performance in fiscal year 2011, we decided in 2011 to enter into long-term employment agreement with our CEO and CFO to ensure continuity of management. The agreements are discussed in this proxy statement under the heading entitled “Executive Employment Agreements.”

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

Financial Statements

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

Financial Statements

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2012, 2013 and 2014 compensation for:

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

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)(3)	($)(4)	($)	($)	($)		($)
Kambiz Mahdi (1)	2012	$ 149,989	$ -	$ -	$ -	$ -	$ -	$ -	$ 149,989
Chief Executive Officer	2013	$ 130,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 130,000
	2014	$ 128,707	$ -	$ 10,000	$ -	$ -	$ -	$ -	$ 138,707

John Bennett (2)	2012	$ 124,385	$ -	$ -	$ -	$ -	$ -	$ -	$ 124,385
Chief Financial Officer	2013	$ 114,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 114,000
	2014	$ 101,891	$ -	$ 30,000	$ -	$ -	$ -	$ -	$ 131,891

1)

For 2013, Mr. Mahdi’s salary was $150,000, pursuant to his employment agreement. For the year 2013 Mr. Mahdi took a voluntary pay cut of 13% from $150,000 to $130,000.  For the year 2014 Mr. Mahdi took a voluntary pay cut of 14% from $150,000 to $128,807.  In 2014 Mr. Mahdi received $10,000 in the form of Common stock for his service on the Board of directors.

2)      For the For the year 2012 Mr. Bennett took a voluntary pay cut of 11% from $140,000 to $124,385. For the year 2013 Mr. Bennett took a voluntary pay cut of 19% from $140,000 to $114,000. In 2013, Mr. Bennett was to receive 100,000 shares of common stock per quarter, pursuant to his employment agreement but has elected to postpone and the share grants until the company regains profitability.  In 2014 Mr. Bennett took a 27% pay cut from $140,000 to $101,891.  As a result Mr. Bennett was Granted $0,000 in additional compensation in the form of Common stock.  In addition in 2014, Mr. Bennett received $10,000 in the form of Common stock for his service on the Board of directors.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2012, 2013 and 2014.

4)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock at $.33 per share on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2014, Mr. Bennett has not exercised his option grants.

Outstanding Equity Awards at 2011 Fiscal Year-End

 The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2014.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.    For the years ended December 31, 2014 and 2013, we had $0 in non-vested expense to be recognized.

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

Financial Statements

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

The following table shows, as of March 31, 2015, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 30,676,445 shares of our common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

Kambiz Mahdi(2) Director	6,716,000	21.89%
John Bennett(3) Director	702,093	2.29%
Shervin Talieh (4) Director	250,000	*
Robert Young (5) Director	250,000	*
Bijan Israel(6)	3,173,417	10.34%
Luxus Micro Cap, SA. (7) Director	6,425,626	20.95%
All directors and officers as a group (5 persons)	14,343,719	67.76%

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Probe Manufacturing, Inc., 17475 Gillette Ave., Irvine, California 92614.

(2)	The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2012. In addition Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2014, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he will be granted 100,000 shares of the Company's common stock per quarter over the next seven quarters but elected to postpone the stock grants until 2014.  He was granted 400,000 shares in 2014 pursuant to his employment contract.  He was also granted 100,000 shares for Board of director fees.

(4)

Shervin Talieh was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2011. Mr. Talieh will be entitled to receive 50,000 shares of the issuer's common stock starting in 2012 and 100,000 shares of common stock per year thereafter for each year Mr. Talieh serves as a director of the issuer pursuant to the issuer's director compensation plan. On November 15, 2014 Mr. Talieh was granted 100,000 shares of common stock.

(5)

Robert Young was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2012. Mr. Young purchased the shares of the issuer in regular open market transaction. In addition, Mr. Young will be entitled to receive 50,000 shares of the issuer's common stock for the first year and 100,000 shares of common stock per year thereafter for each year Mr. Young serves as a director of the issuer pursuant to the issuer's director compensation plan. On November 15, 2014 Mr. Young was granted 100,000 shares of common stock.

(6)

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

(7)

Finn-Partners, Inc. acquired 30,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 600,000 through regular open-market transactions. FINN AKA LUXUS converted a promissory note for 120K shares on May 10, 2013. On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock

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

On June 26, 2011 we issued 50,000 shares of common stock to Shervin Talieh for Board of Director fees for April 2011 through March 2012.

On November 15, 2014 we issue 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation and accrued 100,000 for board of director compensation at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Kam Mahdi our Chief Executive officer at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Robert Young at $.05 per share.

On November 15, 2014 we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Shervin Talieh at $.05 per share.

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

Financial Statements

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

Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2014 and December 31, 2013 are set forth in the table below:

Services:	2014	2013
Audit Fees (1)	$ 29,000	$ 29,000
Audit Related Fees (2)	702	-
Tax Fees (3)	985	985
Total	$ 30,687	$ 24,985

(1)

Audit fees billed in 2014 and 2013 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2014 and December 31, 2013 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board

Financial Statements

Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 28th day of April, 2015.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 28, 2015

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 28, 2015

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

Date: April 28, 2015

/s/ John Bennett                              Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 28, 2015

/s/ Shervin Talieh                                 Director

_______________________

By: Shervin Talieh

Date: April 28, 2015

/s/ Robert Young                                 Director

_______________________

By: Robert Young

Date: April 28, 2015

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

23.1* Consent of MartinelliMick PLLC

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