Form 10-Q
period 2015-03-31
Probe Manufacturing Inc
filed 2015-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes [X] No

    As of May 11, 2015there were 33,061,445shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MANUFACTURING, INC.

(A Nevada Corporation)

TABLE OF CONTENTS

Item 1.

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$ 5,192	$ 27,241
Accounts receivable - net	432,799	306,540
Inventory	494,432	557,382
Other Assets – Current	34,271	14,135
Total Current Assets	966,694	905,298
Property And Equipment - Net	113,053	123,001

Goodwill	420,673	420,673
Other Assets	20,921	20,921
Total Assets	$ 1,521,341	$ 1,469,893

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	$ 44,398	$ 48,744
Accounts payable - trade	526,447	574,520
Accrued Expenses	327,495	311,291
Notes Payable - Current	710,802	556,523
Total Current Liabilities	1,609,142	1,491,078
Long-Term Debt:
Notes Payable	19,073	38,147
Net Long-Term Debt	19,073	38,147
Total Liabilities	1,628,215	1,529,225
Commitments & Contingencies	-	-
Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500shares and 7,500shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 33,061,445 and 30,676,445 shares issued and outstanding respectively	33,063	30,678
Shares to be issued	-	93,199
Additional paid-in capital	1,516,640	1,372,627
Treasury Stock	(633)	(633)
Accumulated deficit	(2,405,944)	(2,305,203)
Total Stockholders' ( Deficit )	(106,874)	(59,332)
Total Liabilities And Stockholders' Deficit	$ 1,521,341	$ 1,469,893

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.
Consolidated Statement of Operations
For the three months ended March 31,
(Unaudited)

	2015	2014

Sales	$ 796,290	$ 903,344
Cost of Goods Sold	514,082	656,034
Gross Profit	282,208	247,310

General And Administrative	288,427	276,129
Share Based Expense	7,200	-
Net Loss From Operations	(13,419)	(28,819)

Other Income / (Expenses)	-	-
Interest Expense	(87,322)	(40,222)
Net Loss Before Income Taxes	(100,741)	(69,041)
Provision For Income Taxes	-	-
Net Loss	$ (100,741)	$ (69,041)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	31,577,445	24,251,945

Net Loss per common share	(0.00)	(0.00)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the three months ended March 31,
(Unaudited)

	2015	2014
Cash Flows from Operating Activities:
Net Loss	$ (100,741)	$ (69,041)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,948	8,204
Share based compensation	7,200	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(126,259)	(126,500)
(Increase) decrease in inventory	62,950	24,008
(Increase) decrease in other assets	(20,136)	(37,127)
(Decrease) increase in accounts payable	(48,073)	24,191
Other (Decrease) increase in accrued expenses	16,204	78,495
Net Cash Used In Operating Activities	(198,907)	(97,770)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(7,500)
Cash Flows Used In Investing Activities	-	(7,500)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(4,346)	(13,372)
(Decrease) increase in advances line of credit	146,306	111,893
Proceeds from sale of common stock	46,000	-
Proceeds from notes payable	-	-
(Payments) on notes payable	(11,102)	-
Cash Flows Provided By Financing Activities	176,858	98,521

Net (Decrease) Increase in Cash and Cash Equivalents	(22,049)	(6,749)
Cash and Cash Equivalents at Beginning of Period	27,241	6,749
Cash and Cash Equivalents at End of Period	$ 5,192	$ -

Supplemental Information:
Interest Paid	$ 42,071	$ 11,158

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.

 Notes to Consolidated Financial Statements (Unaudited)

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $106,874 and a working capital deficit of $642,448 and a net loss of $100,741 for the three months ended March 31, 2015 and an accumulated deficit of $2,405,944 as of March 31,2015 and used $198,907 in net cash from operating activities for the three months ended March 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Probe Manufacturing, Inc. is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31,2015.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2015, we had a reserve for potentially un-collectable accounts of $70,000.  Five (5) customers accounted for approximately 85% of accounts receivable at March 31, 2015 and one customer accounted for 38% and no other customer accounted for more than 24% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2015, we had a reserve for potentially obsolete inventory of $270,000.

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

Net Profit / (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2015, we had outstanding common shares of 33,061,445 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March31, 2015 and 2014 were 31,577,445 and 24,251,945, respectively.  As of March 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of R&D during the three months ended March 31, 2015 and 2014.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended March 31, 2015 and 2014 we had $ 7,200 and $0, respectively, in share based expense, due to the issuance of common stock shares.  As of March 31, 2015 we had $0 in non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March31, 2015, we had a net operating loss carry forward of approximately $(2,192,000) and a deferred tax asset of approximately $745,000 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(745,000).

	March 31, 2015	December31, 2014
Deferred Tax Asset	$ 745,000	$ 710,900
Valuation Allowance	(745,000)	(710,900)
Deferred Tax Asset (Net)	$ -	$-

We are subject to taxation in the U.S. and the states of California and Utah.  Further, the Company currently has no open tax years subject to audit prior to December 31, 2011.  The Company is current on its federal and state tax returns.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Business Combination and Goodwill

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

Recently issued accounting standards

FASB ASU 2015-03Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluation the potential for such impact.

FASB ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic205-40):

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. Adoption of the new guidance is not expected to have a material impact on the financial condition of Company.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2015	December 31, 2014
Accounts Receivable Trade	$ 502,799	$ 376,540
Less Reserve for uncollectable accounts	(70,000)	(70,000)
Accounts Receivable (Net)	$ 432,799	$ 306,540

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2015	December 31, 2014
Raw Material	$ 649,409	$ 647,824
Work in Process	103,320	166,529
Finished Goods	11,703	13,029
Total	764,432	827,382
Less reserve for excess or obsolete inventory	(270,000)	(270,000)
Total Inventory	$ 494,432	$ 557,382

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31,2015	December 31, 2014
Capital Equipment	$ 1,938,698	$ 1,938,698
Leasehold improvements	36,686	36,686
Total	1,975,384	1,975,384
Accumulated Depreciation	(1,862,331)	(1,852,383)
Net Fixed Assets	$ 113,053	$ 123,001

 NOTE 6 – ACCRUED EXPENSES

	March31, 2015	December 31, 2014

Accrued Wages	$ 117,802	$ 125,900
Accrued Interest	161,503	137,201
Accrued Rent	48,190	48,190
Total Accrued Expenses	$ 327,495	$ 311,291

NOTE 7 – NOTES PAYABLE

Notes payable

The Company executed a short term note payable to an individual, Secured by the assets of the company, dated Sept 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2015 the balance was $38,500.

On November 11, 2013 we entered in to an Accounts Receivable financing agreement with American Interbanc. It bears interest at the rate of 2.5% per month on the unpaid balance.  It is secured by the assets of the company.  In addition it is personally guaranteed by Kambiz Mahdi our Chief  Executive Officer. As of March 31, 2015 the outstanding balance was $550,615 compared to $393,399 at December 31, 2014.

The Company executed a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2015 the balance was $4,332.

The Company executed a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of March 31, 2015 the balance was $4,332.

On August 28, 2014 we entered into a unsecured note for $100,000 with a fixed fee of $20,000 and is amortized over 7 months.  On December 22, 2014, the balance of this note including remaining fees was $58,441, was rolled into a new note for $150,000, with fees in the amount of $28,500 and amortizes over 18 months.  The balance as of March 31, 2015 was $130,599.

On April 4, 2012, we entered into a secured promissory note for $41,000 with an interest rate of 10.5% and a term of 36 months, with monthly payments of $1,036.36 The balance as of March 31, 2015 was $1,497.

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

As of March 31, 2015 and 2014, we had repurchased 11,500 shares of our common stock.

Common Stock Transactions

Beginning with the year 2014, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

On December 2, 2014 we issued 2,945,333 for cash.

On February 2, 2015 we issued 40,000 shares of common stock for services at $.08

On February 24, 2015 we issued 1,845,000 shares of common stock for cash in the amount of $116,698 of which $70,699 was received in 2014 and included in "to be issued".

On March 6, 2015 we issued 450,000 shares of common stock for services to related parties at $.05 per share which was accrued for in 2014.

On March 6, 2015 we issued 50,000 shares of common stock for services at $.05 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2015 there were 33,061,445 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On September 19th, 2013 we received $250,000 from a related party for 2,500 shares of Preferred Series D Preferred stock. These shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing.

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

Series G – Common Stock warrants

On June 25th, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

On September 19th, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2014	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2015	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$ 0.50	1.02	300,000	$ 0.50
$ 0.10	250,000	$ 0.10	3.00	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	3.00	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	3.25	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	3.25	125,000	$ 0.20
Total	1,050,000	$ 0.25		1,050,000	$ 0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.  As of March 31, 2015, there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of March 31, 2015 the balance of the outstanding options under this plan is 30,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As of March 31, 2015 the balance of the outstanding options under this plan is 30,000.

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

 On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. For conversion of accrued interest under the series D preferred stock at $.08 per share

On November 15, 2014 we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation and accrued for 100,000 shares for board of director compensation at $.05 per share.

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

NOTE 12 – SUBSEQUENT EVENTS

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

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $106,874 and a working capital deficit of $642,448 and a net loss of $100,741for the three months ended March 31, 2015 and an accumulated deficit of $2,405,944 as of March 31, 2015 and used $198,907 in net cash from operating activities for the three months ended March 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULT OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

Probe Manufacturing, Inc.
Consolidated Statement of Operations
For the three months ended March 31,
(Unaudited)
	2015	2014

Sales	$ 796,290	$ 903,344
Cost of Goods Sold	514,082	656,034
Gross Profit	282,208	247,310

General And Administrative	288,427	276,129
Share Based Expense	7,200	-
Net Loss From Operations	(13,419)	(28,819)

Other Income / (Expenses)	-	-
Interest Expense	(87,322)	(40,222)
Net Loss Before Income Taxes	(100,741)	(69,041)
Provision for Income Taxes	-	-
Net Loss	$ (100,741)	$ (69,041)

Net Sales

For the three month period ended March 31, 2015, we had net sales of $796,290 compared to net sales of $903,344 for the same period in 2014.

Our top five customers accounted for approximately 85% of our net sales for the three month period ended March 31, 2015compared to 64%, for the same period in 2014. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the three month period ended March 31, 2015 was $282,208 at 34% of sales compared to $247,310 at 27% of sales for the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $288,427 during the three month period ended March 31, 2015, compared to $276,129 for the same period in 2014.

Interest Expense

For the three month period ended March 31, 2015, our interest expense was $87,322 compared to $40,222 for the same period in 2014.

Key performance indicators

	March 31,
	2015	2014
Inventory Turns	4.32	4.04
Days Sales in Backlog	299	206
Days Receivables Outstanding	41	45
Days Payables Outstanding	88	63

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended March 31, 2015. For the three months ended March 31, 2015, our inventory turns were 4.32 compared to 4.04 for the same period in 2014.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2015, days sales in backlog was 299 days compared to 206 days for the same period in 2014.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended March 31, 2015, days receivables outstanding was 41 days compared to 44 days for the same period in 2014.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended March 31, 2015, days payable outstanding was 88 days compared to 63 days for the same period in 2014.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed Consolidated Balance sheet
as of
	(Unaudited)
	March 31,	December 31,
	2015	2014

Working Capital (Deficit)	$ (642,448)	$ (585,780)
Total Assets	1,521,341	1,469,893
Long term Debt	19,073	38,147
Stockholder Equity (Deficit)	$ (106,874)	$ (59,332)

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

Capital Requirements for short and long-term Obligations

	March 31, 2015	December 31, 2014
Notes Payable – Short-Term	$710,802	$556,523
Notes Payable – Long-Term	$19,073	$38,147
Total	$729,825	$594,670

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were not effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

In June 2014 a claim was filed by a creditor against the Company, for amounts due, in the original principal amount of $40,304.96 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of March 31, 2015, the amount due was approximately $10,000.

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

In May 2014 a claim was filed by a creditor against the Company, for amounts due,  in the original principal amount of $40,900.53 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of March 31, 2015 was approximately $10,000.

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

Item 1A.Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on April 28, 2015, except as disclosed below.

RISKS ABOUT OUR BUSINESS

If we cannot obtain additional financing and/or reduce our operating costs sufficiently, and the effect of other unknown adverse factors could threaten our existence as a going concern.  Therefore, we may have to curtail operations and may ultimately cease to exist.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $106,874 and a working capital deficit of $642,448 and a net loss of $100,741 for the three months ended March 31, 2015 and an accumulated deficit of $2,405,944 as of March 31, 2015 and used $198,907 in net cash from operating activities for the three months ended March 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of March 31, 2015we had current liabilities of $1,609,142.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

May 15, 2015

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 15, 2015

______________________

John Bennett