Form 10-Q
period 2015-06-30
Probe Manufacturing Inc
filed 2015-08-13
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

[  ]Yes[X] No

    As of August 12, 2015 there were 33,061,445 shares of common stock of Probe Manufacturing, Inc. outstanding.

PROBE MANUFACTURING, INC.

(A Nevada Corporation)

TABLE OF CONTENTS

Item 1.

PROBE MANUFACTURING, INC.
Consolidated Balance Sheet

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash	$ 6,432	$ 27,241
Accounts receivable - net	466,344	306,540
Inventory	463,652	557,382
Other Assets - Current	22,396	-
Total Current Assets	958,824	891,163
Property And Equipment - Net	107,038	123,001

Goodwill	420,673	420,673
Other Assets	25,921	35,056
Total Assets	$ 1,512,456	$ 1,469,893

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	-	48,744
Accounts payable - trade	550,272	574,520
Accrued Expenses	350,024	311,291
Notes Payable - Current	800,168	556,523
Total Current Liabilities	1,700,464	1,491,078
Long-Term Debt:
Notes Payable	-	38,147
Net Long-Term Debt	-	38,147
Total Liabilities	1,700,464	1,529,225
Commitments & Contingencies	-	-
Stockholders' ( Deficit )
Convertible Preferred Series D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 33,061,445 and 30,676,445 shares issued and outstanding respectively	33,063	30,678
Shares to be issued	-	93,199
Additional paid-in capital	1,516,638	1,372,627
Treasury Stock	(633)	(633)
Accumulated deficit	(2,487,076)	(2,305,203)
Total Stockholders' ( Deficit )	(188,008)	(59,332)
Total Liabilities And Stockholders' Deficit	$ 1,512,456	$ 1,469,893

The accompanying footnotes are an integral part of these financial statements

Probe Manufacturing, Inc.
Consolidated Statement of Operations
For the three and six months ended June 30,
	(unaudited)
	three months ended		six months ended
		Restated		Restated
	2015	2014	2015	2014

Sales	$ 816,726	$ 1,031,297	$ 1,613,016	$ 1,934,641
Cost of Goods Sold	510,637	729,745	1,024,719	1,385,779
Gross Profit	306,089	301,552	588,297	548,862

General And Administrative	311,963	323,173	600,390	605,383
Share Based Expense	-	-	7,200	-
Net Loss From Operations	(5,874)	(21,621)	(19,293)	(56,521)

Other Income / (Expenses)	-	-	-	-
Interest Expense	(75,258)	(10,255)	(162,580)	(50,477)
Net Loss Before Income Taxes	(81,132)	(31,876)	(181,873)	(106,998)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (81,132)	$ (31,876)	$ (181,873)	$ (106,998)

Per Share Information:
Basic & diluted weighted average number
of common shares outstanding	33,061,445	24,757,440	32,323,544	24,506,089

Net Loss per common share basic & diluted	(0.00)	(0.00)	(0.01)	(0.00)

The accompanying footnotes are an integral part of these financial statements

PROBE MANUFACTURING, INC.
Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)
		Restated

	2015	2014
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (181,873)	$ (106,998)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,963	18,665
Share based compensation	7,200	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(159,804)	(215,563)
(Increase) decrease in inventory	93,730	13,562
(Increase) decrease in other assets	(13,261)	(49,014)
(Decrease) increase in accounts payable	(24,251)	14,762
Other (Decrease) increase in accrued expenses	38,733	114,066
Net Cash provided / (Used) In Operating Activities	(223,563)	(210,520)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(27,616)
Cash Flows Used In Investing Activities	-	(27,616)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(48,744)	(16,098)
(Decrease) increase in advances line of credit	205,498	162,220
Proceeds from sale of common stock	46,000	100,000
Cash Flows Provided / (used) By Financing Activities	202,754	246,122

Net (Decrease) Increase in Cash and Cash Equivalents	(20,809)	7,986
Cash and Cash Equivalents at Beginning of Period	27,241	6,749
Cash and Cash Equivalents at End of Period	$ 6,432	$ 14,735

Supplemental Information:
Interest Paid	$ 102,452	$ 19,407
Interest Expense	$ -	$ -

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $188,008 and a working capital deficit of $741,640and a net loss of $81,132 for the three months ended $181,873for the six months endedJune 30, 2015. The company also had an accumulated deficit of $2,487,076 as of June 30,2015 and used $223,563 in net cash from operating activities for the six months endedJune 30, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended and six months endedJune 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31,2015.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2015, we had a reserve for potentially un-collectable accounts of $70,000.  Five (5) customers accounted for approximately 98% of accounts receivable at June 30, 2015 and one customer accounted for 52% and no other customer accounted for more than 24% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2015, we had a reserve for potentially obsolete inventory of $270,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2015, we had outstanding common shares of 33,061,445 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2015 and 2014 were 32,323,544 and 24,506,089, respectively.  As of June 30, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 107,789 additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of R&D during the three months ended and six months endedJune 30, 2015 and 2014.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   For the three months ended and six months ended June 30, 2015 and 2014 we had $ 7,200 and $0, respectively, in share based expense, due to the issuance of common stock shares.  As of June 30, 2015 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2015, we had a net operating loss carry forward of approximately $(2,273,000) and a deferred tax asset of approximately $773,000 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(773,000).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2015	December31, 2014
Deferred Tax Asset	$ 773,000	$ 710,900
Valuation Allowance	(773,000)	(710,900)
Deferred Tax Asset (Net)	$ -	$ -

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

Recently issued accounting standards

FASB ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluation the potential for such impact.

FASB ASU 2014-15Presentation of Financial Statements—Going Concern (Subtopic205-40):

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2015	December 31, 2014
Accounts Receivable Trade	$ 536,344	$ 376,540
Less Reserve for uncollectable accounts	(70,000)	(70,000)
Accounts Receivable (Net)	$ 466,344	$ 306,540

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2015	December 31, 2014
Raw Material	$ 622,964	$ 647,824
Work in Process	99,384	166,529
Finished Goods	11,303	13,029
Total	733,652	827,382
Less reserve for excess or obsolete inventory	(270,000)	(270,000)
Total Inventory	$ 463,652	$ 557,382

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2015	December 31, 2014
Capital Equipment	$ 1,938,679	$ 1,938,696
Leasehold improvements	36,686	36,686
Total	1,975,365	1,975,382
Accumulated Depreciation	(1,868,327)	(1,852,381)
Net Fixed Assets	$ 107,038	$ 123,001

 NOTE 6 – ACCRUED EXPENSES

	June 30, 2015	December 31, 2014

Accrued Wages	$ 130,570	$ 125,900
Accrued Interest	171,264	137,201
Accrued Rent	48,190	48,190
Total Accrued Expenses	$ 350,024	$ 311,291

NOTE 7 – NOTES PAYABLE

Notes payable

The Company executed a short term note payable to an individual, Secured by the assets of the company, dated Sept 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2015 the balance was $38,500.

On November 11, 2013 we entered in to an Accounts Receivable financing agreement with American Interbanc. It bears interest at the rate of 2.5% per month on the unpaid balance.  It is secured by the assets of the company.  In addition it is personally guaranteed by Kambiz Mahdi our Chief  Executive Officer. As of June 30, 2015 the outstanding balance was $652,529 compared to $393,399 at December 31, 2014.

The Company executed a term note payable, unsecured, dated November 03, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2015 the balance was $4,332.

The Company executed a term note payable, unsecured, dated December 24, 2009 payable to Linwood Goddard at a 12.00% interest rate, with a 36 month amortization and monthly payments of $334.14.  As of June 30, 2015 the balance was $4,332.

On August 28, 2014 we entered into a unsecured note for $100,000 with a fixed fee of $20,000 and is amortized over 7 months.  On December 22, 2014, the balance of this note including remaining fees was $58,441, was rolled into a new note for $150,000, with fees in the amount of $28,500 and amortizes over 18 months.  The balance as of June 30, 2015 was $100,476.

NOTE 8 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On October 14, 2009 we entered into a 5 year lease with Bernard family trust, with a commencement date of December 31, 2009. The facility is approximately 21,300 square feet and located at 17475 Gillette, Irvine CA, 92614.

On March 28, 2011 we signed an amendment to our facility lease with an increase of 1,600 square feet. The increase in the lease commenced on April 1, 2011 and continues through year five.  The amended lease terminated on March 31 2015 and is currently on a month to month lease with a monthly rent of $13,845.

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Annual Rent
2015	38,480
2016	81,216
2017	13,536

Our wholly owned subsidiary Trident Manufacturing, a Utah corporation has entered into a sublease agreement with Lucky Spoon, LLC. The terms the terms of this lease commence as of April 1st, 2015 and shall expire on the last day of the Trident’s lease.

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder ofthe Employment Period or two (2) years, whichever is greater, at an annual salary of $150,000.

Mr. Bennett will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder ofthe Employment Period or two (2) years, whichever is greater,at an annual salary of $140,000.

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

As of June 30, 2015 and 2014, we had repurchased 11,500 shares of our common stock.

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

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2015 there were 33,061,445 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Series F – Common Stock warrants

On June 25th, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

On September 19th, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.10.

Series G – Common Stock warrants

On June 25th, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

On September 19th, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase 1 share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2014	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2015	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$ 0.50	.77	300,000	$ 0.50
$ 0.10	250,000	$ 0.10	2.75	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	2.75	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	3.00	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	3.00	125,000	$ 0.20
Total	1,050,000	$ 0.25		1,050,000	$ 0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan which was adopted by our Board of Directors granted Company employees an incentive stock option to purchase up to 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017.  As of June 30, 2015, there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to its key employees, to purchase up to 750,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $1.73 cents, the fair market value of the Company at the time of the grant. These options expire on February 8, 2017. As of June 30, 2015 the balance of the outstanding options under this plan is 30,000.

On February 28, 2008 our granted stock options to a key employee, to purchase up to 30,000 shares of our common stock, which was approved by our Board of Directors. These options were granted at $.033 cents, the fair market value of the Company at the time of the grant.  These options expire on February 8, 2017. As of June 30, 2015 the balance of the outstanding options under this plan is 30,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

Kevin Scott, one of the Board of Directors members, owns SK Polymers. SK Polymers is a supplier to Probe Manufacturing.  Our board of directors has approved such transactions.

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

Convertible Promissory Note

On February 15, 2013 we entered into a convertible promissory note with a related party for $120,000.  The note bears interest at the rate of 10% simple interest and is convertible at $.10 per share and was due on February 15, 2015.On May 10, 2013 notice of conversion for the entire note was presented. The shares were converted at $.10. As a result, the company issued 1,200,000 shares of common stock.

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

NOTE 12—CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors, there were additional expenses discovered in the year ending December 31, 2014.  For the three and six months ending June 30, 2014, there was $48,190 in additional rent to be recorded in General and Administrative Expense. See the table below for the effects on Net loss, earnings per share, and accumulated deficit.

Restatements effects
Year	Net Loss	Earnings per Share	Accumulated Deficit
2014	(48,190)	(0.00)	(48,190)

NOTE 13 – SUBSEQUENT EVENTS

Subsequently, we are in transition to relocate our operation to a new facility and are in the process of negotiating the terms of the new lease.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no other subsequent events occurred.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $188,008 and a working capital deficit of $741,640 and a net loss of $81,132 for the three months ended $181,873 for the six months ended June 30, 2015, The company also had and an accumulated deficit of $2,487,076 as of June 30, 2015 and used $223,563 in net cash from operating activities for the six months ended June 30, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Probe Manufacturing, Inc.
Statement of Operations
For the three and six months ended June 30,
		(unaudited)
	three months ended		six months ended
		Restated		Restated
	2015	2014	2015	2014

Sales	$ 816,726	$ 1,031,297	$ 1,613,016	$ 1,934,641
Cost of Goods Sold	510,637	729,745	1,024,719	1,385,779
Gross Profit	306,089	301,552	588,297	548,862

General And Administrative	311,963	323,173	600,390	605,383
Share Based Expense	-	-	7,200	-
Net Loss From Operations	(5,874)	(21,621)	(19,293)	(56,521)

Other Income / (Expenses)	-	-	-	-
Interest Expense	(75,258)	(10,255)	(162,580)	(50,477)
Net Loss Before Income Taxes	(81,132)	(31,876)	(181,873)	(106,998)
Provision for Income Taxes	-	-	-	-
NetLoss	$ (81,132)	$ (31,876)	$ (181,873)	$ (106,998)

Net Sales

For the three month period ended June 30, 2015, we had net sales of $816,726 compared to net sales of $1,031,297for the same period in 2014.

Our top five customers accounted for approximately 84% of our net sales for the three month period ended June 30, 2015compared to 62%, for the same period in 2014. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the three month period ended June 30, 2015 was $306,098 at 38% of sales compared to $301,552 at 28% of sales for the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $313,963during the three month period ended June 30, 2015, compared to $323,173 for the same period in 2014.

Interest Expense

For the three month period ended June 30, 2015, our interest expense was $73,258 compared to $10,255 for the same period in 2014.

Key performance indicators

	June 30,
	2015	2014
Inventory Turns	4.39	4.28
Days Sales in Backlog	151	247
Days Receivables Outstanding	43	47
Days Payables Outstanding	93	82

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three months ended and six months ended June 30, 2015. For the three months ended June 30, 2015, our inventory turns were 4.39 compared to 4.28 for the same period in 2014.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended June 30, 2015, days sales in backlog was 151 days compared to 247 days for the same period in 2014.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended June 30, 2015, days receivables outstanding was 43 days compared to 47 days for the same period in 2014.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended June 30, 2015, days payable outstanding was 93 days compared to 82 days for the same period in 2014.

Liquidity and Capital Resources

PROBE MANUFACTURING, INC.
Condensed consolidated Balance sheet
as of

	June 30, 2015	December 31, 2014
	(unaudited)

Working Capital	$ (741,639)	$ (599,915)
Total Assets	1,512,456	1,469,893
Long term Debt	-	38,147
Stockholder Equity	$ (188,007)	$ (59,332)

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

Capital Requirements for short and long-term Obligations

	June 30, 2015	December 31, 2014
Notes Payable – Short-Term	$800,168	$556,523
Notes Payable – Long-Term	$ -	$38,147
Total	$800,168	$594,670

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were not effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

In June 2014 a claim was filed by a creditor against the Company, for amounts due, in the original principal amount of $40,304.96 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of June 30, 2015, the amount due was approximately $4,000.

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

In May 2014 a claim was filed by a creditor against the Company, for amounts due,  in the original principal amount of $40,900.53 (collectively the “Indebtedness”). Given the passage of time and that the Company having made no payments toward the Indebtedness and legal fees, as of June 30, 2015 was approximately $4,000.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $188,008 and a working capital deficit of $741,639 and a net loss of $81,132 for the three months ended $181,873 for the six months endedJune 30, 2015, The company also had and an accumulated deficit of $2,487,076 as of June 30, 2015 and used $223,563 in net cash from operating activities for the six months endedJune 30, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service obligations.

As of June 30, 2015 we had current liabilities of $1,700,464.  As a result, our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 13, 2015

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 13, 2015

______________________

John Bennett