Form 10-Q
period 2015-09-30
Probe Manufacturing Inc
filed 2015-11-23
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:333-125678

CLEAN ENERGY TECHNOLOGIES, INC.

(Formerly known as Probe Manufacturing, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Baker East Street, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(949) 273-4990

(Registrant’s telephone number, including area code)

Probe Manufacturing, Inc.

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

[  ]Yes[X] No

    As of November 13, 2015,there were 139,446,765 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Clean Energy Technologies, Inc.

(A Nevada Corporation)

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," “Probe Manufacturing,” ”Probe,” “HRS Clean Energy, LLC,” “PMFI,” "our," "us," the "Company," “CETI”, refers to Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.)

Item 1.

Clean Energy Technologies, Inc.
ConsolidatedBalance Sheet

	September30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$ 559	$ 27,241
Accounts receivable - net	429,834	306,540
Inventory	1,312,656	557,382
Total Current Assets	1,743,049	891,163
Property And Equipment - Net	229,962	123,001
Goodwill	420,673	420,673
License	545,112	-
Other Assets	10,796	35,056
Total Assets	$ 2,949,592	$ 1,469,893

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	-	48,744
Accounts payable - trade	541,849	574,520
Accrued Expenses	490,163	311,291
Warranty Liability	241,612	-
Notes Payable - Current	1,415,934	556,523
Total Current Liabilities	2,689,558	1,491,078
Long-Term Debt:
Notes Payable	900,000	38,147
Net Long-Term Debt	900,000	38,147
Total Liabilities	3,589,558	1,529,225
Commitment & Contingencies	-	-
Stockholders' ( Deficit )
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 34,386,444 and 30,676,445 shares issued and outstanding respectively	34,388	30,678
Shares to be issued	25,000	93,199
Additional paid-in capital	1,581,565	1,372,627
Treasury Stock	(633)	(633)
Accumulated deficit	(3,030,286)	(2,305,203)
Total Stockholders' ( Deficit )	(639,966)	(59,332)
Total Liabilities And Stockholders' Deficit	$ 2,949,592	$ 1,469,893

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the three and nine months ended September 30,(Unaudited)

	Three months ended		Nine months ended
				Restated
	2015	2014	2015	2014
Sales	$ 235,838	$ 1,032,307	$ 1,848,854	$ 2,966,948
Cost of Goods Sold	188,250	762,718	1,212,969	2,148,685
Gross Profit	47,588	269,589	635,885	818,263

General And Administrative	455,169	309,597	1,057,559	914,973
Share Based Expense	66,250	7,500	73,450	7,500
Total Expenses	521,419	317,097	1,131,009	922,473
Net Profit / (Loss) From Operations	(473,831)	(47,508)	(495,124)	(104,210)

Interest Expense	(69,379)	(45,460)	(229,959)	(97,539)
Net Profit / (Loss) Before Income Taxes	(543,210)	(92,968)	(725,083)	(201,749)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (543,210)	$ (92,968)	$ (725,083)	$ (201,749)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	33,344,054	26,084,826	32,667,452	25,153,502

Net Profit / (Loss) per common share basic and diluted	(0.02)	(0.00)	(0.02)	(0.01)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30,
(Unaudited)
		Restated
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$ (725,083)	$ (201,749)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,926	18,665
Share based compensation	73,450	7,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(123,294)	(170,215)
(Increase) decrease in inventory	(755,274)	(20,556)
(Increase) decrease in other assets	24,260	(46,430)
(Decrease) increase in accounts payable	(32,671)	(117,211)
(Decrease) increase in warranty liability	241,612	-
Other (Decrease) increase in accrued expenses	178,872	54,236
Net Cash provided / (Used) In Operating Activities	(1,094,202)	(475,760)

Cash Flows from Investing Activities
Purchase property plant and equipment	(130,887)	(27,616)
Purchase license	(545,112)	-
Cash Flows Used In Investing Activities	(675,999)	(27,616)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(48,744)	(16,098)
Increase in advances line of credit	301,327	428,570
Proceeds from sale of common stock	71,000	100,000
Proceeds from notes payable	1,500,000	-
Payments on notes payable	(80,064)	-
Cash Flows Provided By Financing Activities	1,743,519	512,472

Net (Decrease) Increase in Cash and Cash Equivalents	(26,682)	9,096
Cash and Cash Equivalents at Beginning of Period	27,241	6,749
Cash and Cash Equivalents at End of Period	$ 559	$ 15,845

Supplemental Information:
Interest Paid	$ 160,281	$ 40,468

Non-cash financing activity
Accounts receivable acquired with notes payable	$ 217,584	$ -
Inventory acquired with notes payable	$ 848,029	$ -
Property acquired with notes payable	$ 130,887	$ -
License acquired with notes payable	$ 545,112	$ -

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

 Notes to Consolidated Financial Statements (Unaudited)

Notes 1- GENERAL

The Company

Clean Energy Technologies, Inc. is a clean energy and environmentally sustainable technologies company offering heat recovery solutions products and also providing engineering and manufacturing solutions focused on other energy efficiency and environmental sustainability technologies.  The Company’s principal product offering currently is the Clean Cycle™ heat recovery solution, or HRS.  The Company’s engineering and manufacturing resources support its heat recovery solutions business, as well as continuing to support other emerging growth companies with their technologies, with an emphasis in Clean Tech.  The Company intends to identify other technologies or companies for acquisition and integration to its Clean Tech focused platform.

Our growth strategy is to identify, acquire and develop leading clean energy and clean technology solutions and utilize CETI’s relationships and expertise to identify key technologies that match our strength and capabilities in manufacturing, supply chain management, unique business model and clean technology.

Our initial acquisition in clean energy is the proprietary turbine technology for Organic Rankine Cycle (“ORC”)-based heat recovery power systems, which matches our manufacturing and engineering strengths. Our engineering and manufacturing services also provide a source of revenue and assist in providing opportunities for potential business and intellectual property acquisitions.

On September 11, 2015, Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which CE HRS acquired GEII’s Heat Recovery Solutions, or HRS, assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems. The ORC system comprised GEII’s proprietary Clean Cycle™ turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. The Company co-located and integrate the HRS assets with the Company’s existing engineering and manufacturing business at the former GEII facility in Costa Mesa, California.  The consideration for the purchase of the HRS assets was set forth in the Asset Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated September 11, 2015.  CE HRS issued a three-year promissory note to GEII with respect to payment of the cash portion of the purchase price and CE HRS assumed certain liabilities of GEII related to the acquired assets. In connection with the Asset Purchase Agreement, the Company also entered into various ancillary agreements customary for asset acquisition transactions of this type.

In connection with the HRS asset transaction, on September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, a Delaware limited liability company (“ETI”), pursuant to which the Company and ETI implemented a structure to provide for the Company to raise up to $5,000,000 in financing. In connection with the TCF Agreement, the Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company upon receipt of an initial $500,000 in financing, which occurred subsequent to the quarter ending September 30, 2015. In conjunction with the TCF Agreement, the Company and ETI also entered into a Loan, Guarantee, and Collateral Agreement (the “Loan Agreement”) and a Registration Rights Agreement. Financing to the Company is intended to be provided pursuant to the Loan Agreement and any shares issued or issuable in connection with the financing are granted certain demand registration rights pursuant to the Registration Rights Agreement. Pursuant to the TCF Agreement, the Company expanded its Board of Directors to 11 directors, and ETI nominated and elected five persons to the Board of Directors. In connection with the TCF Agreement, the Company also entered into various ancillary agreements customary for investment loan transactions of this type.

As part of completing the acquisition of the HRS assets pursuant to the Asset Purchase Agreement and the TCF Agreement and integration thereof into our business, we changed our name to “Clean Energy Technologies, Inc.” on November 13, 2015to better reflect the focus of our new business and business strategies.

Previously, in March 2013, pursuant to an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation (“Trident”) and the shareholders of Trident, we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident became a wholly-owned subsidiary of the Company.  Trident is a full-service electronics manufacturing services company with a 16,000 sq. ft. manufacturing facility in Salt Lake City, Utah, servicing the industrial, aerospace, military, instrumentation, and medical markets since 2005.As of the Trident acquisition, we recognized $420,673 in goodwill.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $639,966 and a working capital deficit of $946,509 and a net loss of $543,210 for the three months endedSeptember 30, 2015 and $725,083 for the nine months endedSeptember 30,2015. The company also hadan accumulated deficit of $3,030,286as of September 30,2015 and used $1,094,202 in net cash from operating activities for the nine months endedSeptember 30,2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) organic growth through our acquired HRS assets and servicing customers from whom we generate profit and whom we believe can provide opportunities for growth and scale,(ii) leveraging core competencies with emphasis in cleantech, and (iii) expansion of capabilities and competencies through mergers and acquisitions providing scale, cost synergies and revenue and profit opportunities.

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

Our Products and Services

Our main product, the Clean Cycle™ HRS system, converts heat from variety of heat sources into clean, affordable electricity. Our heat recovery solution system generates electricity from heat with zero fuel required, zero emissions produced, and low maintenance.  The Clean Cycle™ HRS system is also re-deployable with continuous 24x7 operation.

Our engineering and manufacturing team supports a technology customers with a broad range of electrical, mechanical and software engineering services.

Sales and Marketing

Our marketing approach is to position the Company, our products and our services under our new “Clean Energy Technologies, Inc.” and “CETI” identity and brand.  We intend to market our Heat Recovery Solutions products specifically using the market-recognized Clean Cycle™ brand name.  We also intend to utilize our relationships to identify new market segments and regions in which we can expand the commercialization of our products.  We intend to offer our products for sale and also to commercialize them under leases, energy-based contracts and other financing structures to accelerate customer adoption and increase market penetration.  We also intend to explore licensing opportunities for our patented and other proprietary technologies.

We utilize both direct sales force and sales representatives with expertise in clean energy.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended and nine months ended September 30,2015 are not necessarily indicative of the results that may be expected for the year ending December 31,2015.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2015, we had a reserve for potentially un-collectable accounts of $82,680.  Five (5) customers accounted for approximately 85% of accounts receivable at September 30,2015 and one customer accounted for 40% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30,2015, we had a reserve for potentially obsolete inventory of $270,000.

Property and Equipment

Property and equipment are recorded at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

Depreciation expense totaled $23,926 and $18,665 for the nine months ended September 30, 2015 and 2014, respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2015, we had outstanding common shares of 34,386,444 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2015 and 2014 were 32,384,211 and 25,153,502, respectively.  As of September 30, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the three months ended and nine months ended September 30, 2015 and 2014.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that through September 30, 2015 he had one reportable segment –electronics manufacturing services. As such, our operations have been aggregated into one reportable segment for all periods presented.

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions).Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black-Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards.The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the three months ended and nine months ended September 30, 2015 and 2014 we had $73,450and $7,500, respectively, in share based expense, due to the issuance of common stock.  As of September 30, 2015 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30,2015, we had a net operating loss carry-forward of approximately $(2,800,000) and a deferred tax asset of approximately $960,000 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(960,000).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30,2015	December31,2014
Deferred Tax Asset	$ 960,000	$ 710,900
Valuation Allowance	(960,000)	(710,900)
Deferred Tax Asset (Net)	$ -	$-

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

Business Combination and Goodwill

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of the Company. As a result we recognized $420,673 in goodwill.

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

•

Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2015	December 31, 2014
Accounts Receivable Trade	$ 512,514	$ 376,540
Less Reserve for uncollectable accounts	(82,680)	(70,000)
Accounts Receivable (Net)	$ 429,834	$ 306,540

NOTE 4 – ASSET ACQUISITION

On September 11, 2015,we issued a promissory note in the initial principal amount of $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000,in connection with the Company’s acquisition from General Electric International, Inc., a Delaware corporation (“GEII”) of certain GEII’s heat recovery solutions, or HRS, assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2015	December 31, 2014
Raw Material	$ 1,450,050	$ 647,824
Work in Process	121,283	166,529
Finished Goods	11,323	13,029
Total	1,582,656	827,382
Less reserve for excess or obsolete inventory	(270,000)	(270,000)
Total Inventory	$ 1,312,656	$ 557,382

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2015	December 31, 2014
Capital Equipment	$ 2,069,578	$ 1,938,696
Leasehold improvements	-	36,686
Total	2,069,578	1,975,382
Accumulated Depreciation	(1,839,616)	(1,852,381)
Net Fixed Assets	$ 229,962	$ 123,001

 NOTE 7 – ACCRUED EXPENSES

	September 30, 2015	December 31, 2014

Accrued Wages	$ 259,159	$ 125,900
Accrued Interest	182,814	137,201
Accrued Rent	48,190	48,190
Total Accrued Expenses	$ 490,163	$ 311,291

NOTE 8 – NOTES PAYABLE

Notes payable

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2015 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2015, the outstanding balance was $694,727, compared to $393,399 at December 31, 2014.

On November 3, 2009,the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At September 30, 2015, the outstanding balance was $4,332.

On December 24, 2009,the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At September 30, 2015, the outstanding balance was $4,332.

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at September 30,2015 was $74,043.

On September 11, 2015,our CE HRS subsidiary issueda promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000,in connection with our acquisition of the heat recovery solutions, or HRS, assets ofGeneral Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable onthe following schedule: (a) $200,000 in principal on September 30, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon,payable in equal quarterly installments of principal and interest of $157,609.02, commencing on September 30, 2016 and continuing until June 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

NOTE 9 – COMMITMENTS AND CONTIGENCIES

Operating Rental Leases

On February 21, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Annual Rent
2015	38,480
2016	81,216
2017	13,536

In April 2015,Trident entered into a sublease agreement with Lucky Spoon, LLC. The term of the sublease commenced on April 1, 2015 and expires on the last day of Trident’s lease.

On August 27,2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consists of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22, 973.  The lease term ends on March 31, 2016.

Year	Annual Rent
2015	45,946
2016	54,098

Severance Benefits

Effective at September 30, 2015, Mr. Mahdi was entitled toreceivein the event of his termination without causea severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder of his employment periodor two (2) years, whichever is greater, at an annual salary of $150,000.

Effective at September 30, 2015, Mr. Bennett was entitled toreceivein the event of his termination without causea severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment periodor two (2) years, whichever is greater, at an annual salary of $140,000.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the re-domicile of the Companyin the State of Nevada, in connection with which we increasedthe number of our authorized common shares to 200,000,000 and designated a par value of $.001 per share.

On May 25, 2006, our Board of Directors and shareholders approved anamendment to ourArticles of Incorporation to authorize a new series of preferred stock, designated as Series C, and consisting of 15,000 authorized shares.

Stock Repurchase Program

On November 1, 2011, the Company adopted a plan to repurchase up to 500,000 shares of its issued and outstanding common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 promulgated underthe Securities Exchange Act of 1934, as amended.

The plan allows the Company to purchase its issued and outstanding common shares in the open market or in negotiated transactions, from time to time, depending on market conditions and other factors as well as being in compliance with applicablesecurities laws. The plan does not obligate the Company to make any purchases, at any specific time or in any particular situation. The plan may be suspended or discontinued at any time at the sole discretion of the Company. Share repurchases will be funded with the Company’s available cash, after determining the working capital requirements of the Company.Accordingly, there is no guarantee as to the exact number of shares that will be repurchased under the plan.

The Company’s Board of Directors authorized the repurchase plan because it believed market conditions at the time of the plan’s adoption or thereafter may cause the Company’s common stock to be undervalued and repurchases of Company common stock to be in the best interests of the Company and its stockholders. The timing and number of any shares repurchased will depend on the terms and conditions of the plan and no assurance can be given that any specific amount of common stock will be repurchased.

As of September 30, 2015 and 2014, we had repurchased an aggregate total of 11,500 shares of our common stock under the plan.

Common Stock Transactions

Beginning with the year 2014, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(a)(2) of the Securities Act.

On May 12, 2014, we issued 500,000 shares of common stock for services at $.05 per share.

On September 4, 2014, we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock and $.08 per share.

On November 15, 2014, we issued 850,000 shares and accrued for 450,000 of common stock for services to related parties at $.05 per share.

On December 1, 2014, we issued 1,400,000 shares of common stock for services at $.06 per share.

On December 2, 2014, we issued 2,945,333 for cash.

On February 2, 2015, we issued 40,000 shares of common stock for services at $.08

On February 24, 2015, we issued 1,845,000 shares of common stock for cash in the amount of $116,698,of which $70,699 was received in 2014 and the balance included in “to be issued.”

On March 6, 2015, we issued 450,000 shares of common stock for services to related parties at $.05 per share, which was accrued for in 2014.

On March 6, 2015, we issued 50,000 shares of common stock for services at $.05 per share.

On April 1, 2015 we issued 25,000 shares of common stock for consulting services at $.05 per share.

On September 11, 2015, we issued 1,300,000 shares of common stock for compensation at $.05 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of September 30,2015 there were 34,386,444 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock.  We authorized 440 shares of Series A Convertible Preferred Stock and 20,000 shares of Series B Convertible Preferred Stock.  On May 25, 2006 the Articles of Incorporation were amended to authorize 15,000 shares Series C Convertible Preferred Stock.

As of August 20, 2006, all series A, B, and C preferred had been converted into common stock.

Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series.Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 15,000 shares.  We havereceived an aggregate of $750,000 in financing in subscription for Series D Preferred Stock. Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock offering. The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the investor such special may accrue such special dividends.If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in theirsole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert. The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D PreferredStockshall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends. If Company is not in financial position to pay it back it need to notify the investors thirty (30) days prior the redemption period commencing and both parties will negotiate in good faith for an extension of the redemption period.  The Company may elect to redeem the Series D Preferred Stock any time after the offering closing at a price equal to initial purchase price plus all accrued but unpaid dividends subject to the investors’ right to convert by providing written notice about its intent to redeem.  Each investor has the right to convert the Series D Preferred Stockat least ten (10) days prior to such redemption by the Company.

On June 25, 2013, we received $500,000 from a related party in subscription for 5,000 shares of Preferred Series D Preferred Stock. These shares have not been issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the dividend rate to 13% and extend the term on the redemption period for these shares for an additional one year.

In connection with the subscription for such shares, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase oneshare of common stock.

On September 19, 2013, we received $250,000 from a related party in subscription for 2,500 shares of Series D Preferred Stock. These shares have not been issued as of the date of this filing.

In connection with the subscription for such shares, we issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

Warrants

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants. Each warrant gives the holder the right to purchase one share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants expire on April 8, 2016, as a result we recognized $6,600 in share-based expense.

Series F – Common Stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

Series G – Common Stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2014	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30,2015	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$ 0.50	.52	300,000	$ 0.50
$ 0.10	250,000	$ 0.10	2.50	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	2.50	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.75	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.75	125,000	$ 0.20
Total	1,050,000	$ 0.25		1,050,000	$ 0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At September 30, 2015, there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At September 30, 2015, the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant.  These options expire on February 8, 2017.  At September 30, 2015, the balance of the outstanding options under this plan was 30,000.

 NOTE 11 – RELATED PARTY TRANSACTIONS

Kevin Scott, one of the Board of Directors members, owns SK Polymers. SK Polymers is a supplier to the Company.  Our board of directors has approved the supply transactions between SK Polymers and the Company.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is a distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition, from time to time we provide assembly and value-added services to Billet Electronics.  In addition Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved thetransactionsbetween Billet Electronics and the Company.

On September 4, 2014, we issued 729,167 shares of common stock to Luxus Micro Cap S.A. (controlled by director Juhani Taskinen) for conversion of accrued interest under the Series D Preferred Stock at $.08 per share

On November 15, 2014, we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation and accrued for 100,000 shares for board of director compensation at $.05 per share.

On November 15, 2014, we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Kam Mahdi our Chief Executive officer at $.05 per share.

On November 15, 2014, we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to Robert Young at $.05 per share.

On November 15, 2014, we issued 100,000 shares of common stock and accrued for 100,000 shares of common stock for board of director compensation to ShervinTalieh at $.05 per share.

On September 11, 2015, we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation at $.05 per share.

On September 11, 2015, we issued 150,000 shares of common stock for board of director compensation to Kam Mahdi our Chief Executive officer at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock for board of director compensation to Robert Young at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock for board of director compensation to ShervinTalieh at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock and accrued for 150,000 shares of common stock for board of director compensation to Kevin Scott at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock shares of common stock for board of director compensation to Juhani Taskinen at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock shares of common stock for board of director compensation to John Bennett ourChief Financial Officerat $.05 per share.

NOTE 12 - CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors, there were additional expenses discovered in the year ending December 31, 2014.  For the nine months ending September 30, 2014, there was $48,190 in additional rent to be recorded in General and Administrative Expense. See the table below for the effects on net loss, earnings per share, and accumulated deficit.

Restatements effects
Year	Net Loss	Earnings per Share	Accumulated Deficit
2014	(48,190)	(0.00)	(48,190)

NOTE 13 – SUBSEQUENT EVENTS

In connection with the HRS asset transaction, on September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, a Delaware limited liability company (“ETI”), pursuant to which the Company and ETI implemented a structure to provide for the Company to raise up to $5,000,000 in financing. In connection with the TCF Agreement, the Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company concurrent with the Company’s receipt of an initial $500,000 in financing, which occurred subsequent to the quarter ending September 30, 2015. In conjunction with the TCF Agreement, the Company and ETI also entered into a Loan, Guarantee, and Collateral Agreement (the “Loan Agreement”) and a Registration Rights Agreement. Financing to the Company is intended to be provided pursuant to the Loan Agreement and any shares issued or issuable in connection with the financing are granted certain demand registration rights pursuant to the Registration Rights Agreement. Pursuant to the TCF Agreement, the Company expanded its Board of Directors to 11 directors, and ETI nominated and elected five persons to the Board of Directors. In connection with the TCF Agreement, the Company also entered into various ancillary agreements customary for investment loan transactions of this type. On October 2, 2015, the Company issued to ETI the 100,910,321 shares of common stock.

On October 1, 2015, we issued 150,000 shares of common stock valued at $12,000 for consulting services.

As part of completing the acquisition of the HRS assets pursuant to the Asset Purchase Agreement and the TCF Agreement and integration thereof into our business, we changed our name to “Clean Energy Technologies, Inc.”on November 13, 2015 to better reflect the focus of our new business and business strategies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

             (unaudited)

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

Our Company

Our Company

Clean Energy Technologies, Inc. is a clean energy and environmentally sustainable technologies company offering heat recovery solutions products and also providing engineering and manufacturing solutions focused on other energy efficiency and environmental sustainability technologies.  The Company’s principal product offering currently is the “Clean Cycle” heat recovery solution, or HRS.  The Company’s engineering and manufacturing resources support its heat recovery solutions business, as well as continuing to support other emerging growth companies with their technologies, with an emphasis in Clean Tech.  The Company intends to identify other technologies or companies for acquisition and integration to its Clean Tech focused platform.

Our growth strategy is to identify, acquire and develop leading clean energy and clean technology solutions and utilize CETI’s relationships and expertise to identify key technologies that match our strength and capabilities in manufacturing, supply chain management, unique business model and clean technology.

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $639,966 and a working capital deficit of $946,509 and a net loss of $543,210 for the three months ended September 30, 2015 and $725,083 for the nine months ended September 30, 2015. The company also hadan accumulated deficit of $3,030,286 as of September 30, 2015 and used $1,094,202 in net cash from operating activities for the nine months ended September 30, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operations

Management is taking the following steps to sustain profitability and growth: (i) organic growth through our acquired HRS assets and servicing customers from whom we generate profit and whom we believe can provide opportunities for growth and scale,(ii) leveraging core competencies with emphasis in cleantech, and (iii) expansion of capabilities and competencies through mergers and acquisitions providing scale, cost synergies and revenue and profit opportunities.

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

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the three and ninemonths ended September 30,
(Unaudited)

	Three months ended		Nine months ended
				Restated
	2015	2014	2015	2014

Sales	$ 235,838	$ 1,032,307	$ 1,848,854	$ 2,966,948
Cost of Goods Sold	188,250	762,718	1,212,969	2,148,685
Gross Profit	47,588	269,589	635,885	818,263

General And Administrative	(455,169)	(309,597)	(1,057,559)	(914,973)
Share Based Expense	(66,250)	(7,500)	(73,450)	(7,500)
Net Profit / (Loss) From Operations	(473,831)	(47,508)	(495,124)	(104,210)

Interest Expense	(69,379)	(45,460)	(229,959)	(97,539)
Net Profit / (Loss) Before Income Taxes	(543,210)	(92,968)	(725,083)	(201,749)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (543,210)	$ (92,968)	$ (725,083)	$ (201,749)

Net Sales

For the three month period ended September 30, 2015, we had net sales of $235,838 compared to net sales of $1,032,307 for the same period in 2014 mainly due to the relocation to the new facility and a temporary shut down during that time.

Our top five customers accounted for approximately 80% of our net sales for the three month period ended September 30,2015compared to 89%, for the same period in 2014. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets over which we have no control. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

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

Gross profit during the three month period ended September 30, 2015 was $47,588 at 20% of sales compared to $269,589 at 26% of sales for the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) amounted to $455,159 during the three month period ended September 30, 2015, compared to $309,597 for the same period in 2014.

Interest Expense

For the three month period ended September 30, 2015, our interest expense was $69,379 compared to $45,460 for the same period in 2014.

Key performance indicators

	September30,
	2015	2014
Inventory Turns	.81	5.03
Days Sales in Backlog	457	171
Days Receivables Outstanding	80	44
Days Payables Outstanding	259	82

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the three and nine months ended September 30, 2015. For the three months ended September 30, 2015, our inventory turns were .81compared to 5.03 for the same period in 2014.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended September 30,2015, days sales in backlog was 457 days compared to 171days for the same period in 2014.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended September 30, 2015, days receivables outstanding was 80 days compared to 44 days for the same period in 2014.

DaysPayable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended September 30, 2015, days payable outstanding was 259 days compared to 82days for the same period in 2014.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed consolidated Balance sheet
as of

	September30,	December 31,
	2015	2014
	(Unaudited)

Working Capital (Deficit)	$ (946,509)	$ (599,915)
Total Assets	2,949,592	1,469,893
Short term Notes Payable	1,415,934	556,523
Long term Notes Payable	900,000	38,147
Stockholder Equity (Deficit)	$ (639,966)	$ (59,332)

Accounts Receivable Financing

On November 22, 2013, we entered into an accounts receivable purchasing agreementwith American Interbank (now Nations Interbanc), an unaffiliated third party.  Pursuant to the agreement, Nations Interbancmay purchase, in its sole discretion, eligible accounts receivable of our Company on a revolving basis up to a maximum of $750,000.  Under the terms of the agreement, Nations Interbanc may purchase eligible receivables from us with full recourse for the face amount of such eligible receivables. We are required to pay Nations Interbanc a monthly cost of funds fee equal to the net funds employed by Nations Interbanc at a rate equal 2% per month on the outstanding balance.  Nations Interbanc will retain 20% of the purchase price of the receivables as a reserve amount.

Series D Preferred Stock Offering

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 15,000 shares.  We havereceived an aggregate of $750,000 in financing in subscription for Series D Preferred Stock.Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock offering. The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the investor such special may accrue such special dividends. If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in theirsole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert. The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D PreferredStockshall be redeemable from funds legally available for distribution at the option of the individual holders of the SeriesD Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends. If Company is not in financial position to pay it back it need to notify the investors thirty (30) days prior the redemption period commencing and both parties will negotiate in good faith for an extension of the redemption period.  The Company may elect to redeem the Series D Preferred Stockany time after the offering closing at a price equal to initial purchase price plus all accrued but unpaid dividends subject to the investors’ right to convert by providing written notice about its intent to redeem.  Each investor hasthe right to convert the Series D Preferred Stockat least ten (10) days prior to such redemption by the Company.

On June 25, 2013, we received $500,000 from a related party in subscription for 5,000 shares of Preferred Series D Preferred Stock. These shares have not been issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the dividend rate to 13% and extend the term on the redemption period for these shares for an additional one year.

In connection with the subscription for such shares, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase one share of common stock.

On September 19, 2013, we received $250,000 from a related party in subscription for 2,500 shares of Series D Preferred Stock. These shares have not been issued as of the date of this filing.

In connection with the subscription for such shares, we issued series F warrants to purchase 125,000 shares of our common stock at $.10 and series G warrants to purchase 125,000 shares of our common stock at $.20. Each warrant gives the holder the right to purchase 1 share of common stock.

Capital Requirements for short and long-term Obligations

	September30, 2015	December 31, 2014
Notes Payable – Short-Term	$1,415,934	$556,523
Notes Payable – Long-Term	$900,000	$38,147
Total	$2,315,934	$594,670

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were not effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $639,966 and a working capital deficit of $946,509 and a net loss of $543,210 for the three months ended September 30, 2015 and $725,083 for the nine months ended September 30, 2015. The company also hadan accumulated deficit of $3,030,286 as of September 30,2015 and used $1,094,202 in net cash from operating activities for the nine months ended September 30,2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

We have an accumulated deficit and may incur additional losses; therefore we may not be able to obtain the additional financing needed for working capital, capital expenditures and to meet our debt service and preferred stock redemption obligations.

As of September 30,2015, we had current liabilities of $2,689,558.  We incurred significant additional obligations in connection with our HRS acquisition in September 2015.  We do not presently have the cash or resources to fully service or satisfy such obligations.  Our existingdebt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed, to plan for, or react to, changes in technology and in our business and competition, and to react in the event of an economic downturn.

We have outstanding $750,000 in Series D Preferred Stock obligations as to which there are certain redemption obligations.  We do not presently have the resources to redeem such stock obligations.

We may not be able to meet our debt service or preferred stock obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit or dividend payments to our Series D Preferred Stockholders, we will be in default which will have a material adverse impact on our business and working capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2015, the Company issued 1,300,000 shares of its common stock to five individuals to settle $92,000 in outstanding fees that were owed by the Company for services provided.

On October 1, 2015, the Company issued 150,000 shares of its common stock for consulting services.

On October 2, 2015, the Company issued an aggregate of 100,910,321 shares of common stock to one investor pursuant to the Transaction Completion and Financing Agreement and 4,000,000 to one investor.  All such shares were issued to the accredited investors for cash.

The foregoing securities were all issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.

 Defaults upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

 Other Information

Entry into a Material Definitive Agreement.

Asset Purchase Agreement

On September 11, 2015, Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which CE HRS acquired GEII’s heat recovery solutions, or HRS, assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems. The ORC system comprised GEII’s proprietary Clean Cycle™ turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. Our heat recovery solutions business will design, manufacture, test, market and/or sell ORC-based heat recovery power systems, including the integrated power module (“IPM”) and Clean Cycle generator and all other components, controls, power electronics, software and/or equipment that are included in such systems and provide related services for the ORC-based heat recovery power systems, in each case including in the following fields of use: (i) any ORC-based application where the heat is sourced from: (a) reciprocating combustion engines, of any type, except those employed on transiting marine vessels, (b) gas or steam turbine systems for Power Generation applications, where “Power Generation” means the process of creating electricity from any other form of energy, and (c) Biomass Boiler systems, where “Biomass Boiler” means a device that uses Biomass as a fuel to heat fluid and where “Biomass” means living or recently living biological or organic material as a source of energy and (ii) the following applications (without limitation to ORC-based applications): (x) reciprocating combustion engines, of any type, except those employed on transiting marine vessels or in automotive applications for cars, trucks, and other motor vehicles, (y) gas or steam turbine systems with an ISO-rated power output above one megawatt (1 MW), and (z) applications that use Biomass as a source of heat. The assets were located at a facility in Costa Mesa, California where the Company currently manufactures the less than 1 MW Organic Rankine Cycle waste heat power generator including the IPM. As consideration for the asset purchase the Company issued GEII a three-year promissory note in the initial principal amount of $1,400,000 and assumed certain liabilities. In connection with the Asset Purchase Agreement, the Company also entered into various ancillary agreements customary for asset acquisition transactions of this type. The Company co-located and integrated the HRS assets with the Company’s existing engineering and manufacturing business at the former GEII facility in Costa Mesa, California.

The foregoing summary of the Asset Purchase Agreement is incomplete and is qualified in its entirety by reference to the full text of the document, which was filed on with the SEC as Exhibit 10.1 to our Current Report on Form 8K dated September 11, 2015.

Transaction Completion and Financing Agreement

In connection with the HRS asset transaction, on September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, a Delaware limited liability company (“ETI”), pursuant to which the Company and ETI implemented a structure to provide for the Company to raise up to $5,000,000 in financing. In connection with the TCF Agreement, the Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company upon receipt of an initial $500,000 in financing, which occurred subsequent to the quarter ending September 30, 2015. In conjunction with the TCF Agreement, the Company and ETI also entered into a Loan, Guarantee, and Collateral Agreement (the “Loan Agreement”) and a Registration Rights Agreement. Financing to the Company is intended to be provided pursuant to the Loan Agreement and any shares issued or issuable in connection with the financing are granted certain demand registration rights pursuant to the Registration Rights Agreement. Pursuant to the TCF Agreement, the Company expanded its Board of Directors to 11 directors, and ETI nominated and elected five persons to the Board of Directors. In connection with the TCF Agreement, the Company also entered into various ancillary agreements customary for investment loan transactions of this type.

The foregoing summary of the TCF Agreement, the Loan Agreement and the Registration Rights Agreement is incomplete and is qualified in its entirety by reference to the full text of the documents, which were filed with the SEC as Exhibits 10.2, 10.3and 4.1 to our Current Report on Form 8-K dated September 11, 2015.

Change in Name

As part of completing the acquisition of the HRS assets pursuant to the Asset Purchase Agreement and the TCF Agreement and integration thereof into our business, we changed our name to “Clean Energy Technologies, Inc.” on November 13, 2015 to better reflect the focus of our new business and business strategies.

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

3.3

Amendment to Bylaws.*

4.1

Registration Rights Agreement, by and between the Registrant and ETI Partners IV LLC, dated as of September 15, 2015 (included as Exhibit 4.1 to our Current Report on Form 8-K dated September 11, 2015 and incorporated herein by reference).

10.1

Asset Purchase Agreement, by and between the Registrant and General Electric International, Inc., dated as of September 11, 2015 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.2

Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015(included as Exhibit 10.2 to our Current Report on Form 8K dated September 11, 2015 and incorporated herein by reference).

10.3

Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015 (included as Exhibit10.3 to our Current Report on Form 8K dated September 11, 2015 and incorporated herein by reference).

14.1

Code of Ethics (included as Exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

16.1

Letter dated April 21, 2015, from W.T. Uniack & Co. CPAs P.C. to the Securities and Exchange Commission. (included as Exhibit 16.1 to our Current Report on Form 8K filed on April 30, 2015, and incorporated herein by reference).

21.1

List of Subsidiaries.*

31.1

Certification of the ChiefExecutive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.*

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.*

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.*

32.2

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.*

101.INS

XBRL Instance Document.**

101.SCH

XBRL Taxonomy Extension Schema Document.**

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB

XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.**

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 23, 2015

_______________________

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 23,2015

______________________

John Bennett