Form 10-K
period 2015-12-31
Probe Manufacturing Inc
filed 2016-04-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________________________

Commission File Number: 333-125678

CLEAN ENERGY TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Baker Street, Costa Mesa, California 92626 (Address of principal executive offices)

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

None.

Securities registered pursuant to Section 12(b) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $2,058,950 based upon the price ($0.11) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2016 was 139,446,765 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

 (F/K/A PROBE MANUFACTURING, INC.)

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “CETY,” PMFI,” “Probe,” “we,” “us,” and “our” are references to Clean Energy Technologies, Inc., (f/k/a Probe Manufacturing Inc.) All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1.  Business.

Our Company

Clean Energy Technologies, Inc. (f/k/a Probe Manufacturing, Inc.) (the “Company,” “Clean Energy,” or “CETY”) headquartered in Costa Mesa, California, designs, builds and markets clean energy products focused on energy efficiency and environmentally sustainable technologies. The Company’s principal product is the Clean CycleTM generator, offered by its wholly owned subsidiary Heat Recovery Solutions. The Heat Recovery Solutions system captures waste heat from a variety of sources and turns it into electricity that users can use or sell back to the grid. CETY’s proven cutting-edge technology allows any commercial or industrial heat generators to boost their overall energy efficiency with no fuel, no pollutants and virtually no maintenance. Company’s engineering and manufacturing resources support its heat recovery solutions business, as well as continuing to support other Clean Energy emerging growth companies with their technologies. CETY is positioned to become a worldwide leader in an ever expanding energy efficiency market.

Heat Recovery Solutions was established in 2008 and was acquired by General Electric International, Inc. in October of 2010. Heat Recovery Solutions has a proven technology and is a leader in a billion-dollar heat to power market. CETY acquired all assets of GE HRS and global patents and licenses for reciprocating engines, biomass and turbine applications and merged its legacy engineering and manufacturing facility with HRS.

The core technology is a magnetic lev bearing generator, which requires no oil or lubricant and has no gear box. We have over 100 units installed globally with more than 1 million fleet operating hours in diesel, gas and biomass applications.

Our growth strategy is to scale up our business by focusing on new market segments & regions in the fuel, incentive and process markets, sell equipment direct and through our global distributors, build and lease systems sites in island nations to offset the cost of their diesel fuel & emissions, license patented technology and proprietary process, develop cogeneration and OEM opportunities and develop higher output generators while lowering the cost.

With our focus on Cleantech we’re going to continue to utilize our relationships and core expertise in engineering and manufacturing to identify, acquire and develop leading clean energy and clean technology solutions and products.

On March 15, 2013, we entered into an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation, (“Trident”), and the shareholders of Trident, to acquire 100% of the issued and outstanding common stock shares of Trident. Trident is a electronics engineering & manufacturing service company with a 16,000 sq. ft. manufacturing facility based in Salt Lake City, Utah and has been servicing the industrial, aerospace, military, instrumentation, and medical markets since 2005.

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident and all its operational assets in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of Probe Manufacturing, Inc.  As a result, we recognized $420,673 in goodwill. On January 2. 2016 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Goodwill in the amount of $420,673.

On September 11, 2015 (the “Effective Date”), Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary of Probe Manufacturing, Inc. (together with its consolidated subsidiaries, the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which the Company acquired GEII’s Heat Recovery Solutions (“HRS”) assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems.  The ORC system comprises GEII’s proprietary Clean Cycle turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. The Company co-locate and integrated the HRS assets with the Company’s existing business at the current HRS facility in Costa Mesa, California. As consideration for the purchase of the HRS assets, the Company entered into a promissory note with GEII with terms defined in Asset Purchase Agreement (exhibit 10.1) and assume certain liabilities of GEII related to the acquired assets. The cash portion of the purchase price will be paid pursuant to a three-

year promissory note.  In connection with the Asset Purchase Agreement, the Company entered into various ancillary agreements customary for asset acquisition transactions of this type.

On October 9, 2015, Mr. Meddy Sahebi, Mr. Daniel Elliott, Ms. Erin Falconer, Mr. Juha Rouvinen and Mr. William Maloney were appointed as Directors of the Company, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On October 12, 2015, Mr. Juhani Taskinen, resigned as a Director of the Company. On December 23, 2015, Mr. Shervin Talieh, resigned as an Officer and Director of the Company. Neither Mr. Taskinen, nor Mr. Talieh’s resignations were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Clean Cycle Heat Recovery Solutions; Organic Rankine Cycle Generator Subsidiary

Our CE HRS subsidiary provides clean energy and environmentally sustainable technology solutions to companies through the offering of heat recovery solutions products. The Company’s principal product offering currently is the “Clean Cycle TM” generator. The Clean Cycle generator converts heat from a variety of sources into clean, affordable electricity.

Our Clean CycleTM ORC engine generates electricity from any heat source, typically through a heat exchanger and a closed loop hot water or steam loop directed to the Clean Cycle. The process by which the Clean Cycle generates electricity - called the Organic Rankine Cycle - requires no fuel, produces no emissions, and is closed loop. Our Clean Cycle Containerized Solution has been meticulously engineered to produce reliable power from a variety of different heat sources. The Major components are delivered as a complete turnkey package and include, the Integrated Power Module (“IPM”), Clean Cycle Generator, the Container and the Condenser. Where we will deliver the pieces completely assembled and ready to connect to each other and the heat source. All the power and flow adjustments are automatically controlled and remotely monitored. Due to the low amount of moving parts the IPM is a low maintenance solution, that requires no oils, no lubricants, no external rotating seals, and does not require manned operation. The whole package (except condenser) is mounted in a 20ft ISO shipping container. The Condenser comes as a separate piece and attaches to the top of the ISO container. Once the Condenser is attached to the ISO Container all that is left to do is attach the container to the heat source, and it is ready to produce energy.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,249,843 and a working capital deficit of $2,012,417 and a net loss of $2,569,936 for the year ended December 31, 2015. The company also had an accumulated deficit of $4,875,138 as of December 31, 2015 and used $617,553 in net cash from operating activities for the year ended December 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Our operating results are affected by a number of factors, including the following:

•

changes in the macro-economic environment and related changes in electricity & fuel cost;

•

the effects on our business when our customers are not successful in marketing their products and solutions;

•

our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

Clean Cycle Turbine Generator - Organic Rankine Cycle

The Organic Rankine Cycle (“ORC”) is a thermodynamic process where heat is transferred to a fluid at a constant pressure. The fluid inside the generator is vaporized and then expanded in a vapor turbine that drives a turbine generator, producing electricity. The spent vapor is condensed to liquid and recycled back through the cycle.

Its applications include power generation from solar, geothermal and waste heat sources. As per an article published in Distributed Energy, ORCs are most useful for waste heat recovery among these three applications. Waste heat recovery can be applied to a variety of low to medium temperature heat streams. An example of a successful installation is in Marshall Island for Marshall Electric Company to offset engine fuel use and produce additional electricity. The two cycle generators will generate an estimated 184kW of net electrical power from the heat of exiting engines. The clean cycle units, which require no added fuel and produce no additional emissions, are expected to displace 3.5 million liters of fuel and 10,000 metric tons of CO2. This will be a particularly useful in Island nations where the cost of energy is higher and it can offset the cost of their fuel and reduce emissions.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) increase sales through existing global distribution channels and utilization of direct sales (ii) sell electricity by kWH to Island nations where the cost of energy is higher and it can offset the cost of their fuel and reduce emissions.(iii) leveraging core competencies to acquire technologies and entertain equity opportunities and (iv) license patented technology and proprietary process and develop cogeneration and OEM opportunities.

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

Business Model

Our business objective is to design and develop Clean Cycle turbine generators that we can manufacture for direct sale to customers, or license our technology to manufacturers and other producers of specialized applications. Our revenue has and will come from:

•

Sales thru global distribution channels;

•

Direct sales revenue from Clean Cycle turbine generators we manufacture in-house or through contractors;

•

Up-front license fees and on-going royalties based on sales by our licensees;

•

Sales thru cogeneration or OEM opportunities.

With respect to certain waste heat recovery applications, we also expect to realize revenue through the development, design and installation of power generation systems (inclusive of our Clean Cycle turbine generators as an electricity generator), which could be sold to customers or provided to customers through a Power Purchase Agreement (PPA). Waste heat recovery is the process of using heat generated from another source, such as an industrial furnace, to power our Clean Cycle turbine generators which, in turn, drives an electric motor.  We have established a specialized subsidiary company – HRC LLC, of which we own 100% of its equity – to pursue these opportunities.

Our Services

Engineering.  Our global engineering team supports the installation and maintenance of our Clean Cycle turbine generators, and supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle.  These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services will enable rapid market entry for our customers and potential equity partners. It provides flexibility by becoming the extension of their engineering and allowing them to focus on their business strategy.

Supply Chain Management.  CETY’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. CETY can assume supply chain responsibility from component sourcing through delivery of finished product. CETY’s supply chain focus is on building internal and external systems and relationships, which allow us to capitalize on our expertise to align with our partners and customer’s objectives and integrate with their processes.

Sales and Marketing

Our marketing approach is to position CETY as worldwide leader in an ever expanding energy efficiency market, where we will be able to target industries that have waste heat which could potentially turn into new electricity. Also we will leverage our core expertise to identify, acquire and develop leading clean energy and clean technology solutions & products. We will continue to utilize our relationships and expertise to expand in clean and renewable energy sector through new in-house development, M&A, Cogeneration and licensing

We utilize both direct sales force and global distribution with expertise in heat recovery solutions and clean energy markets.

We also target startups and innovators through technology venture capital companies or investment communities. CETY maintains an online presence through our web portal and social media.

Once the relationships are established, application engineers will assist in converting the opportunities into projects. We support our Clean Cycle turbine generator clients through providing maintenance and product support.

Program Managers are responsible for managing the global supply chain, reducing material acquisition time and cost. They’re also responsible for the profitability of the programs and ultimately the customer satisfaction index, including on-time delivery, quality, communication and technology.

Clean Cycle Turbine Generators Global Market Overview

The world currently faces fundamental problems with its energy supply, which are due primarily to the reliance on fossil fuels. The economic prosperity of the wealthiest nations in the twentieth century was built on a ready supply of inexpensive fossil fuel and developing nations have continued in the twenty-first century to consume fossil fuel reserves at an ever increasing rate. This has led to worldwide reserve depletions, indicating that both oil and gas are likely to be effectively exhausted before the end of this century. Only coal reserves are expected to last into the next century. Yet even if fossil fuel supplies were unconstrained, their continued use poses its own problems. All fossil fuel combustion produces carbon dioxide, which appears to result in the warming of the earth's atmosphere with profound environmental implications across the globe.

These problems have resulted in the realization that the world must both increase the efficiency of its utilization of fossil fuels and decrease its reliance upon them. Environmental issues related to fossil fuel combustion arose first during the 1980s with the advent of acid rain, a product of the sulfur and nitrogen emissions from fossil fuel combustion. Power plants were forced by legislation and economic measures to control these emissions. However it is the recognition of global warming that presents the most serious challenge because carbon dioxide exists at much higher levels in the flue gases of power plants and major types of industrial manufacturing facilities than sulfur dioxide and nitrogen oxides.

Although renewable energy capacity offers a hedge against major price rises because most renewable technologies exploit a source of energy that is freely available, many renewable technologies today still rely on government subsidies to make them competitive. Governments may also impose penalties upon companies, such as carbon trading schemes, which discourage the use of fossil fuels or increase its costs by imposing stringent emissions limits.

Given the international concerns regarding global warming and pollution and the need to more efficiently utilize fossil fuels, we believe that there exists substantial worldwide demand and a growing market for our Clean Cycle turbine generators that can enable companies to generate greater amounts of energy from the same supply of fossil fuels and that also reduce the amount of harmful emissions that would otherwise be released from the combustion of those fossil fuels. Our technologies, including our Clean Cycle turbine generators, could benefit companies by both reducing energy costs and mitigating possible emissions penalties.

Growth Strategy

Our growth strategy is to continue leveraging our currency, relationships and core competencies in waste heat recovery systems for increased sales and equity opportunities.

The Company will focus its waste heat recovery technology to industries that create wasted heat as a result of their manufacturing or production processes.  This market is well defined and, according to a recent report published by the U.S. Department of Energy, “The United States industrial sector accounts for approximately one third of all energy used in the United States, consuming approximately 32 quadrillion (a million billion) BTUs of energy annually and emitting about 1,680 million metric tons of carbon dioxide associated with this energy use.” The opportunity in the waste heat recovery market is substantial.  The report continues, “A valuable alternative approach to improving overall energy efficiency is to capture and reuse the lost or ‘waste heat’ that is intrinsic to all manufacturing processes. During these manufacturing processes, as much as 20% to 50% of the energy consumed is ultimately lost via waste heat contained in streams of hot exhaust gases and liquids, as well as through heat conduction, convection, and radiation from hot equipment surfaces and from heated product streams.  In some cases, such as industrial furnaces, waste heat recovery can improve energy efficiency by 10% to as much as 50%.”

The advantage of recapturing and utilizing waste heat is that it typically replaces purchased electric power, much of which does and will continue to require burning fossil fuels, or directly replaces fuels which must be purchased and combusted. Thus it actually can directly reduce emissions and eliminate transmission losses. Projections of market potential are truly enormous, with unrecovered waste heat in industrial processes estimated at half a quintillion (a billion billion) BTUs. The Company believes that if it can capture even a small percentage of this market it would have a strong opportunity to reduce exhaust emissions, assist in lowering energy costs of the manufacturers, while growing the Company and its client base.

Competition

The competitors with our Cycle Generators are ORC manufacturers such as Turboden , Ormat and some start-ups with less than 5 installations and some engine competitors aligning with ORC such as Wartsila, Caterpillar and Cummins. We believe that Clean Energy HRS is an industry leader within the small scale ORC applications.

Employees

We presently have approximately 19 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

Government Regulation

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

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our Heat Recovery Solutions as compared with competing technologies if we are able to achieve required compliance at a lower cost when our Clean Cycle turbine generators are commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,249,843 and a working capital deficit of $2,012,417 and a net loss of $2,569,936 for the year ended December 31, 2015. The company also had an accumulated deficit of $4,875,138 as of December 31, 2015 and used $617,553 in net cash from operating activities for the year ended December 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2015, we had current liabilities of $3,698,721. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

IF DEMAND FOR THE PRODUCTS AND SERVICES THAT THE COMPANY OFFERS SLOWS OUR BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which it intends to sell depends on many factors, including:

•	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products.

•	the competitive environment in the heat to power sectors may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
•

All of these factors could result in immediate and longer term declines in the demand for the products and services that we offer, which could adversely affect our sales, cash flows and overall financial condition.

WE FACE INTENSE COMPETITION, WHICH MAY REDUCE OUR SALES, OPERATING PROFITS, OR BOTH.

The Energy Efficiency market is large, competitive and diverse, and is serviced by many companies, whereby we compete with numerous domestic and foreign firms.

WE MAY LOSE OUT TO LARGER AND BETTER-ESTABLISHED COMPETITORS.

The alternative power industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. Our products may not be competitive with other technologies, both existing at the current time and in the future. If this happens, our sales and revenues will decline, or fail to develop at all. In addition, our current and potential competitors may establish cooperative relationships with larger companies to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

OUR PRODUCTS MAY BE DISPLACED BY NEWER TECHNOLOGY.

The alternative power industry is undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes. We may not have the resources to do this.

WE MUST HIRE QUALIFIED ENGINEERING, DEVELOPMENT AND PROFESSIONAL SERVICES PERSONNEL.

We cannot be certain that we can attract or retain a sufficient number of highly qualified mechanical engineers, industrial technology and manufacturing process developers and professional services personnel. To deploy our products quickly and efficiently, and effectively maintain and enhance them, we will require an increasing number of technology developers. We expect customers that license our technology will typically engage our professional engineering staff to assist with support, training, consulting and implementation. We believe that growth in sales depends on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. As a result, we plan to hire professional services personnel to meet these needs. New technical and professional services personnel will require training and education and it will take time for them to reach full productivity. To meet our needs for engineers and professional services personnel, we also may use costlier third-party contractors and consultants to supplement our own staff. Competition for qualified personnel is intense, particularly because our technology is specialized and only a limited number of individuals have acquired the needed skills. Additionally, we will rely on third-party implementation providers for these services. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

WE MAY BE ADVERSELY AFFECTED BY SHORTAGES OF REQUIRED COMPONENTS.   IN ADDITION, WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO PROCURE OUR PARTS FOR PRODUCTION WHICH IF AVAILABILITY OF PRODUCTS BECOMES COMPROMISED IT COULD ADD TO OUR COST OF GOODS SOLD AND AFFECT OUR REVENUE GROWTH.

At various times, there have been shortages of some of the components that we use, as a result of strong demand for those components or problems experienced by suppliers. These unanticipated component shortages have resulted in curtailed production or delays in production, which prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a reduction in our sales and an increase in our costs and could adversely affect our relationship with existing customers as well as prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components.

OUR PRINCIPAL SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS, IN THE AGGREGATE, BENEFICIALLY OWN MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK AND THESE SHAREHOLDERS, IF ACTING TOGETHER, WILL BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL OF OUR SHAREHOLDERS.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 71% of net sales during the twelve months ended December 31, 2015.

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

CETY qualifies as an “emerging growth company” under the JOBS Act. As a result, it is permitted to, and intends to, rely on exemptions from certain disclosure requirements. For so long as the Company is an emerging growth company, it will not be required to:

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

RISKS ABOUT OUR STOCK

SHARES OF OUR COMMON STOCK ARE SUBJECT TO THE PENNY STOCK RESTRICTIONS WHICH CREATES A LACK OF LIQUIDITY AND MAKE TRADING DIFFICULT OR IMPOSSIBLE.

Our shares of common stock are traded in the over-the-counter markets which are commonly referred to as the OTC Markets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

OUR SECURITIES ARE THINLY TRADED WHICH DOES NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Pink Sheet SEC Reporting level. The OTC Markets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

On August 27,2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22, 973.  The lease term ends on March 31, 2016.

Year	Annual Rent
2016	54,098

On May 1, 2016 we will be moving our corporate headquarters to 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2016, the Company signed a lease agreement for a 18,200 square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2016.  Rental is $179,090 for the first twelve months.

Year	Lease Payment
2016	$179,090
2017	$221,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Monthly Rent
2016	6,768
2017	6,768

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2015, as reported by the OTC Markets, are as follows:

2015 FISCAL YEAR	High	Low
First Quarter	$0.104	$0.042
Second Quarter	$0.1234	$0.0723
Third Quarter	$0.12	$0.065
Fourth Quarter	$0.12	$0.08

2014 FISCAL YEAR	High	Low
First Quarter	$0.2	$0.12
Second Quarter	$0.17	$0.065
Third Quarter	$0.11	$0.015
Fourth Quarter	$0.145	$0.04

Record Holders

As of December 31, 2015, there were 139,446,765 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 240 holders of record, based on information provided by our transfer agent.

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

As of December 31, 2015, we had repurchased 11,500 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Qualified Equity compensation plans approved by security holders	17,789	$1.70	467,250
Non-Qualified Equity compensation plans approved by security holders	90,000	$1.30	-
Total	107,789	$1.40	467,250

Recent Sales of Unregistered Securities

For the years ended December 31, 2015 and 2014 we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On April 30, 2014 we issued 1,000,000 Shares of common stock to an accredited investor at $.05 per share.

On May 12, 2014 we issued 500,000 shares of common stock for services at $.10 per share.

On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock and $.08 per share

On November 15, 2014 we issued 850,000 shares and accrued for 450,000 of common stock for services to related parties.

On December 1, 2014 we issued 1,400,000 shares of common stock for services at $.05.

On December 2, 2014 we issued 1,945,333 for cash at $.06 per share for a total of $116,720 and took deposits of $70,699 for an additional 1,178,322 shares to be issued at $.06 per share.

On February 2, 2015 we issued 40,000 shares of common stock for services at $.08.

On February 24, 2015, we issued 1,845,000 shares of common stock for cash @ $.06 for a total of $116,698, of which $70,699 was received in 2014 and the balance included in “to be issued.”

On March 6, 2015 we issued 450,000 shares of common stock for services to related parties at $.05 per share which was accrued for in 2014.

On March 6, 2015 we issued 50,000 shares of common stock for services at $.05.

On March 6, 2015 we issued 25,000 shares of common stock for services at $.05.

On September 10, 2015, the Company issued 900,000 shares of its common stock for Board of Director fees at $.05

On September 10, 2015, the Company issued 400,000 shares of its common stock to John Bennett the company’s Chief Financial Officer as compensation at $.05

On October 1, 2015, the Company issued 150,000 shares of its common stock for consulting services.

On October 2, 2015, the Company issued an aggregate of 100,910,321 shares of common stock to one investor pursuant to the Transaction Completion and Financing Agreement and 4,000,000 to one investor.  All such shares were issued to the accredited investors for cash of $500,000.

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

On June 25th, 2013 we received $500,000 from a related party for 5,000 shares of Preferred Series D Preferred stock. These shares, which the issuer has agreed to issue (as described below), have not been physically issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the interest rate to 13% and extend the term on these shares for an additional one year.  On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

In addition, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase 1 share of common stock.

On September 19th 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares, which the issuer has agreed to issue (as described below), have not been physically issued as of the date of this filing. On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

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

The following selected historical financial information of Clean Energy Technologies, Inc., has been derived from the historical results and are not necessarily indicative of the results to be expected in the future. The following table is qualified by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and the notes thereto.

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statement of Operations
For the years ended December 31,

	2015	2014
Sales	$ 2,355,012	$ 3,533,503
Cost of Goods Sold	1,686,116	2,741,147
Gross Profit	668,896	792,356

General and Administrative	636,294	652,996
Salaries	1,342,158	664,858
Facility Lease	260,091	242,871
Professional fees	47,383	35,862
Moving Expense	50,132	-
Share Based Expense	85,450	160,000
Total Expenses	2,421,508	1,756,587
Net Profit / (Loss) From Operations	(1,752,612)	(964,231)

Loss on impairment of Goodwill	(420,673)	-
Loss on impairment of Inventory	(11,508)	-
Financing Fees	(31,667)
Gain on forgiveness of debt	-	5,833
Gain on conversion of accrue interest on preferred dividend	-	36,458
Interest Expense	(353,476)	(313,254)
Net Profit / (Loss) Before Income Taxes	(2,569,936)	(1,235,194)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (2,569,936)	$ (1,235,194)

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Balance Sheet

	December 31,	December 31,
	2015	2014

Working Capital	$ (2,012,417)	$ (599,915)
Total Assets	3,248,878	1,469,893
Long term Debt	800,000	38,147
Stockholder Equity	$ (1,249,843)	$ (59,332)

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

 Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,249,843 and a working capital deficit of $2,012,417 and a net loss of $2,569,936 for the year ended December 31, 2015. The company also had an accumulated deficit of $4,875,138 as of December 31, 2015 and used $617,553 in net cash from operating activities for the year ended December 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015, we had a net loss of $2,569,936 compared to a net loss of $1,235,194 for the same period in 2014. The increase in the net loss in 2015 was mainly due to the acquisition of the Clean Cycle Heat Recovery System. In addition, we had net losses from our Trident facility of $125,489. In addition, we recognized an impairment of the goodwill from the Trident acquisition in the amount of $420,673.  We saw a general slowdown in the economy and a slight decrease in sales across the board. For the year ended December 31, 2015, our revenue was $2,355,012 compared to $3,533,502 for the same period in 2014, For the year ended December 31, 2015, our cost of goods sold was 72% compared to 78% for the same period in 2014, mainly due to the decrease material cost as a percent of sales.  For the twelve months ended December 31, 2015, our gross margin was 27% compared to 21% for the same period in 2014.  For the twelve months ended December 31, 2015, our G&A cost was 27% compared to 18% for the same period in 2014.  For the year ended December 31, 2015, we had a net loss from operations of $1,752,612. Our total stockholder’s equity decreased by $1,190,511, resulting in shareholder deficit of $1,249,843 as of December 31, 2015.  As of December 31, 2015, we had a working capital deficit of $2,012,417 compared to working capital deficit of $599,915 as of December 31, 2014, an increase of $1,412,502.

	December 31,
	2015	2014
Inventory Turns	1.91	4.65
Days Sales in Backlog	349	266
Days Receivables Outstanding	61	39
Days Payables Outstanding	127	68

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the December 31, 2015. For the year ended December 31, 2015, our inventory turns were 1.91compared to 4.65 for the same period in 2014.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2015, days sales in backlog was 349 days compared to 266 days for the same period in 2014.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the year ended December 31, 2015, days receivables outstanding was 61 days compared to 39 days for the same period in 2014.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2015, days payable outstanding was 127 days compared to 68 days for the same period in 2014.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 94% of accounts receivable at December 31, 2015 and one customer accounted for 55% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2015, we had outstanding common shares of 139,446,765 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2015 and 2014 were 59,583,060 and 25,980,566, respectively.  As of December 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

 Research and Development

We had curtailed all research and development and were focusing our business on its core business of electronics contract manufacturing.

However, on September 11, 2015 (the “Effective Date”), Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary of Probe Manufacturing, Inc. (together with its consolidated subsidiaries, the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which the Company acquired GEII’s Heat Recovery Solutions (“HRS”) assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems.  The ORC system comprises GEII’s proprietary Clean Cycle turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. The Company co-locate and integrated the HRS assets with the Company’s existing business at the current HRS facility in Costa Mesa, California. We are in the process of analyzing this segment and research and development requirements.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the years ended December 31, 2015 and 2014.

Segment Information

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As identified above in the research and development section, this is a new segment and we are in the process analyzing the appropriate segment information moving forward.

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

Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statement of Operations
For the years ended December 31,

	2015	2014
Sales	100%	100%
Cost of Goods Sold	72%	78%
Gross Profit	27%	21%

General and Administrative	27%	18%
Salaries	57%	19%
Facility Lease	11%	7%
Professional fees	2%	1%
Moving Expense	2%	0%
Share Based Compensation	4%	5%

Net Profit / (Loss) From Operations	-74%	-27%

Loss on impairment of Goodwill	-18%	0%
Loss on impairment of Inventory	0%	0%
Financing Fees	-1%	0%
Gain on forgiveness of debt	0%	0%
Gain on conversion of accrue interest on preferred dividend	0%	1%
Interest Expense	-15%	-9%
Net Profit / (Loss) Before Income Taxes	-109%	-35%
Income Tax Expense	0%	0%
Net Profit / (Loss)	-109%	-35%

Net Sales

For the year ended December 31, 2015, our revenue was $2,355,012 compared to $3,533,502 for the same period in 2014.  Our revenue decreased by $1,178,491 for the year ended December 31, 2015, compared to the same period in 2014. Our revenue decreased because, we made an adjustment to our account base to focus on higher gross profit margin, in addition we experienced down time due to the move to the new facility and the shift of business focus. resulting in departing and making correction to the account base, the move into a new building and nonoperational for several months, and establishing a new sales strategy for newly acquired HRS assets.

Major Customers

Our top 5 customers accounted for approximately 71% of our net sales for the year ended December 31, 2015, compared to 80%, for the same period in 2014. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2015, our gross profits increased to 27% from 21% for the same period in 2014. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2015, our SG&A expense was 28% compared to 18% for the same period in 2014. The increase was mainly due to asset acquisition from General Electric.

Salaries Expense

For the year ended December 31, 2015, our Salaries expense was 57% compared to 19% for the same period in 2014. The increase was mainly due to asset acquisition from General Electric assets and the transitional salaries expense in the fourth quarter.

Facility Lease Expense

For the year ended December 31, 2015, our Facility Lease expense was 11% compared to 7% for the same period in 2014. The increase was mainly due to asset acquisition from General Electric assets and move into that facility with higher lease rates.

Professional fees Expense

For the year ended December 31, 2015, our Professional fees expense was 2% compared to 1% for the same period in 2014.

Moving expense

For the year ended December 31, 2015, our Facility Lease expense was 2% compared to 0% for the same period in 2014. The increase was mainly due to asset acquisition from General Electric assets and move into that facility.

Share Based Expense

For the year ended December 31, 2015, our share based expense was 4% compared to 5% for the same period in 2014.

Net (Loss) from operations

For the year ended December 31, 2015, our net loss from operations was (76%) compared to net loss from operations of (27%) for the same period in 2014. This increase, was primarily due to the acquisition of the Clean Cycle heat recovery system during the year ended 2015.

Loss on impairment of Goodwill

On January 2. 2016 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Goodwill in the amount of $420,673.

Loss on impairment of Inventory

On January 2. 2016 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Inventory of $11,508.

Interest Expense

For the year ended December 31, 2015 interest expense was $353,476 compared to $313,254 for the same period in 2014.

Net Income / Loss

For the year ended December 31, 2015, our net loss was (109%) compared to net loss of (35)% for the same period in 2014. This increase was primarily due to acquisition of the Clean Cycle heat recovery system assets during the year ended 2015. In addition, we recognized $420, 673 in goodwill impairment, as a result of the closure of the Trident facility.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statements of Condensed Cash Flows
For the years ended December 31,

	2015	2014
Net Cash provided / (Used) In Operating Activities	$ (617,553)	$ (708,337)
Cash Flows Used in Investing Activities	-	(2,339)
Cash Flows Provided / (used) By Financing Activities	594,508	731,168
Net (Decrease) Increase in Cash and Cash Equivalents	$ (23,045)	$ 20,492

Capital Requirements for long-term Obligations

	2016	2017	2018
Note payable General Electric	315,218	630,436	254,346

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplemental Data.

CLEAN ENERGY TECHNOLOGIES, INC.

 (f/k/a PROBE MANUFACTURING, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

FINANCIAL STATEMENT TABLE OF CONTENTS

509.624.9223        218 North Bernard Street

mail@fruci.com            Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of Clean Energy Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the two years ended December 31, 2015. Clean Energy Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC (f/k/a MartinelliMick PLLC)
Spokane, WA
April 14, 2016

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Balance Sheet

	December 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$ 4,196	$ 27,241
Accounts receivable - net	474,699	306,540
Inventory	1,207,409	557,382
Total Current Assets	1,686,304	891,163
Property and Equipment - Net	215,755	123,001

Goodwill	747,976	420,673
License	354,322	-
Patents	186,813	-
Other Assets	57,708	35,056
Total Assets	$ 3,248,878	$ 1,469,893

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	-	48,744
Accounts payable - trade	609,407	566,520
Accrued Expenses	1,412,742	233,349
Accrued Expenses Related Party	143,038	85,942
Warranty Liability	241,612	-
Notes Payable - Current	1,291,922	556,523
Total Current Liabilities	3,698,721	1,491,078
Long-Term Debt:
Notes Payable	800,000	38,147
Net Long-Term Debt	800,000	38,147
Total Liabilities	4,498,721	1,529,225

Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 139,446,765 and 30,676,445 shares issued and outstanding as of December 31, 2015 and December 31, 2014 respectively	139,448	30,678
Shares to be issued	-	93,199
Additional paid-in capital	2,736,480	1,372,627
Treasury Stock	(633)	(633)
Accumulated deficit	(4,875,138)	(2,305,203)
Total Stockholders’ (Deficit)	(1,249,843)	(59,332)
Total Liabilities and Stockholders' Deficit	$ 3,248,878	$ 1,469,893

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statement of Operations
For the years ended December 31,

	2015	2014
Sales	$ 2,355,012	$ 3,533,503
Cost of Goods Sold	1,686,116	2,741,147
Gross Profit	668,896	792,356

General and Administrative	636,294	652,996
Salaries	1,342,158	664,858
Facility Lease	260,091	242,871
Professional fees	47,383	35,862
Moving Expense	50,132	-
Share Based Expense	85,450	160,000
Total Expenses	2,421,508	1,756,587
Net Profit / (Loss) From Operations	(1,752,612)	(964,231)

Loss on impairment of Goodwill	(420,673)	-
Loss on impairment of Inventory	(11,508)	-
Financing Fees	(31,667)	-
Gain on forgiveness of debt	-	5,833
Gain on conversion of accrue interest on preferred dividend	-	36,458
Interest Expense	(353,476)	(313,254)
Net Profit / (Loss) Before Income Taxes	(2,569,936)	(1,235,194)
Provision for Income Tax Expense	-	-
Net Profit / (Loss)	$ (2,569,936)	$ (1,235,194)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	59,583,060	25,980,566

Net Profit / (Loss) per common share basic and diluted	(0.04)	(0.05)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statement of Stockholders Equity
December 31, 2015

	Common Stock.001 Par		Preferred Stock		Treasury Stock		Common Stockto be issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit Totals
12/31/2013	24,251,945	$ 24,253	7,500	$ 750,000	11,500	$ (633)	$ -	$ 1,002,956	$ (1,070,008)	$ 706,567

Stock issued for cash	2,945,333	2,945						213,775	-	216,720
Conversion of Interest	729,167	729						21,146		21,875
Shares Issued for Consulting	1,900,000	1,900						93,100		95,000
Shares Issued for Compensation	450,000	450						22,050		22,500
Shares Issued for BOD Fees	400,000	400						19,600		20,000
Shares to be issued							93,199			93,199
Net Loss									(1,235,194)	(1,235,194)
12/31/2014	30,676,445	30,678	7,500	750,000	11,500	(633)	93,199	1,372,627	(2,305,202)	(59,332)

Stock issued for cash	5,845,000	5,845					(70,699)	310,853		245,999
Shares Issued for Consulting	215,000	215						16,235		16,450
Shares Issued for Compensation	400,000	400						19,600		20,000
Shares Issued for BOD Fees	1,400,000	1,400					(22,500)	70,100		49,000
Rounding	(1)									-
Shares issued to ETI Pursuant to the TCF Agreement	100,910,321	100,910						199,090		300,000
Goodwill from ETI transaction								747,976		747,976
Net Loss									(2,569,936)	(2,569,936)
12/31/2015	139,446,765	$ 139,448	7,500	$ 750,000	11,500	$ (633)	$ -	$ 2,736,480	$ (4,875,138)	$ (1,249,843)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statements of Cash Flows
For the years ended December 31,

	2015	2014
Cash Flows from Operating Activities:
Net Income / (Loss)	$ (2,569,936)	$ (1,235,194)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	42,122	42,108
Share based compensation	85,450	160,000
Gain from issuance of Shares for interest conversion	-	(36,458)
Interest expense converted to common shares	-	29,166
Forgiveness of debt	-	(5,833)
Goodwill impairment	420,673	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	49,425	107,873
(Increase) decrease in inventory	198,002	138,553
(Increase) decrease in other assets	(22,652)	7,388
(Decrease) increase in accounts payable	42,874	(87,253)
Other (Decrease) increase in accrued expenses	1,079,393	92,663
Other (Decrease) increase in accrued expenses - Related Party	57,096	78,650
Net Cash Used in Operating Activities	(617,553)	(708,337)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(2,339)
Purchase of patents and Licenses	-	-
Cash Flows Used in Investing Activities	-	(2,339)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(48,744)	32,646
(Decrease) increase in advances line of credit	392,828	262,450
Proceeds from sale of common stock	246,000	287,419
Proceeds from Sale of common stock to ETI Pursuant to the TCF Agreement	300,000	-
Proceeds from notes payable	32,000	150,000
Payments on notes payable	(327,576)	(1,347)
Cash Flows Provided by Financing Activities	594,508	731,168

Net (Decrease) Increase in Cash and Cash Equivalents	(23,045)	20,492
Cash and Cash Equivalents at Beginning of Period	27,241	6,749
Cash and Cash Equivalents at End of Period	$ 4,196	$ 27,241

Supplemental Cash flow Information:
Interest Paid	$ 327,582	$ 115,576
Taxes Paid	$ -	$ -

Supplemental Non-Cash Disclosure
Inventory Acquired	$ 848,029	$ -
Lease Assets Acquired	$ 217,584	$ -
Property plant and Equipment Acquired	$ 130,887	$ -
Intangible Assets Acquired	$ 545,112	$ -
Warranty Liability Assumed	$ (241,611)	$ -
Note Payable for Assets Purchased	$ (1,400,000)	$ -
Assumed Severance Liability	$ (100,000)	$ -

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

(f/k/a Probe Manufacturing, Inc.)

 Notes to Consolidated Financial Statements

Notes 1- GENERAL

The Company

Clean Energy Technologies, Inc. (f/k/a Probe Manufacturing, Inc.) (the “Company,” “Clean Energy,” or “CETY”) headquartered in Costa Mesa, California, designs, builds and markets clean energy products focused on energy efficiency and environmentally sustainable technologies. The Company’s principal product is the Clean CycleTM generator, offered by its wholly owned subsidiary Heat Recovery Solutions. The Heat Recovery Solutions system captures waste heat from a variety of sources and turns it into electricity that users can use or sell back to the grid. CETY’s proven cutting-edge technology allows any commercial or industrial heat generators to boost their overall energy efficiency with no fuel, no pollutants and virtually no maintenance. Company’s engineering and manufacturing resources support its heat recovery solutions business, as well as continuing to support other Clean Energy emerging growth companies with their technologies. CETY is positioned to become a worldwide leader in an ever expanding energy efficiency market.

Our growth strategy is to scale our business by focusing on new market segments & regions in the fuel, incentive and process markets, sell equipment direct and through the global distribution channels, build and lease systems sites in island nations to offset the cost of their diesel fuel & emissions, license patented technology and proprietary process, develop cogeneration and OEM opportunities and develop higher output generators while lowering cost.

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

In connection with the HRS asset transaction, on September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, a Delaware limited liability company (“ETI”), pursuant to which the Company and ETI implemented a structure to provide for the Company to raise up to $5,000,000 in financing. In connection with the TCF Agreement, the Company agreed to issue to ETI 104,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company upon receipt of an initial $500,000 in financing, which occurred during the quarter ending December 31, 2015. In conjunction with the TCF Agreement, the Company and ETI also entered into a Loan, Guarantee, and Collateral Agreement (the “Loan Agreement”) and a Registration Rights Agreement. Financing to the Company is intended to be provided pursuant to the Loan Agreement and any shares issued or issuable in connection with the financing are granted certain demand registration rights pursuant to the Registration Rights Agreement. Pursuant to the TCF Agreement, the Company expanded its Board of Directors to 11 directors, and ETI nominated and elected five persons to the Board of Directors. In connection with the TCF Agreement, the Company also entered into various ancillary agreements customary for investment loan transactions of this type. On October 2, 2015, the Company issued an aggregate of 100,910,321 shares of common stock to one investor pursuant to the Transaction Completion and Financing Agreement and 4,000,000 to one investor.  All such shares were issued to the accredited investors for cash of $500,000.

ETI Capital Partners IV (ETI) acquired a 70 % interest in Clean Energy Technologies, Inc. (CETI) formerly Probe Manufacturing, Inc. for $300,000 in cash. on October 1, 2015. This transaction resulted in a change of control. According to FASB No. 2014-17 Business Combinations (Topic 805) and as a result, this transaction does qualify as a business combination, ETI is not an investment company.  CETI elected to apply pushdown accounting, using the valuation date of September 30, 2015.  As a result, we recognized $747,976 in goodwill

ETI Recognized
Assets Acquired	2,949,592
Liabilities Acquired	3,589,558
Cash paid	300,000
Non-controlling interest	191,990
Goodwill recognized	747,976

CETI - Push down accounting election
Cash Received	300,000
Goodwill recognized	747,976
Equity	1,047,976

As part of completing the acquisition of the HRS assets pursuant to the Asset Purchase Agreement and the TCF Agreement and integration thereof into our business, we changed our name to “Clean Energy Technologies, Inc.” on November 13, 2015to better reflect the focus of our new business and business strategies.

Previously, in March 2013, pursuant to an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation (“Trident”) and the shareholders of Trident, we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident became a wholly-owned subsidiary of the Company.  Trident is a full-service electronics manufacturing services company with a 16,000 sq. ft. manufacturing facility in Salt Lake City, Utah, servicing the industrial, aerospace, military, instrumentation, and medical markets since 2005.As of the Trident acquisition, we recognized $420,673 in goodwill.  For the year ended December 31, 2015, we impaired the goodwill in the amount of $420,673.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,249,843 and a working capital deficit of $2,012,417 and a net loss of $2,569,936 for the year ended December 31, 2015. The company also had an accumulated deficit of $4,875,138 as of December 31, 2015 and used $617,553 in net cash from operating activities for the year ended December 31, 2015. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) increase sales through existing global distribution channels and utilization of direct sales (ii) sell electricity by kWH to Island nations where the cost of energy is higher and it can offset the cost of their fuel and reduce emissions.(iii) leveraging core competencies to acquire technologies and entertain equity opportunities and (iv) license patented technology and proprietary process and develop cogeneration and OEM opportunities.

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

Sales and Marketing

Our marketing approach is to position the Company, our products and our services under our new “Clean Energy Technologies, Inc.” and “CETY” identity and brand.  We intend to market our Heat Recovery Solutions products specifically using the market-recognized Clean Cycle™ brand name.  We also intend to utilize our relationships to identify new market segments and regions in which we can expand the commercialization of our products.  We intend to offer our products for sale and also to commercialize them under leases, energy-based contracts and other financing structures to accelerate customer adoption and increase market penetration.  We also intend to explore licensing opportunities for our patented and other proprietary technologies. We utilize both direct sales force and global distributors with expertise in clean energy.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 94% of accounts receivable at December 31, 2015 and one customer accounted for 55% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

                Furniture and fixtures                                                          3 to 7 years

                Equipment                                                                           7 to 10 years

Depreciation expense totaled $38, 145 and $42,108 for the year ended December 31, 2015 and 2014, respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2015, we had outstanding common shares of 139,446,765 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2015 and 2014 were 59,583,060 and 25,980,566, respectively.  As of December 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had curtailed all research and development and were focusing our business on its core business of electronics contract manufacturing.

However, on September 11, 2015 (the “Effective Date”), Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary of Probe Manufacturing, Inc. (together with its consolidated subsidiaries, the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which the Company acquired GEII’s Heat Recovery Solutions (“HRS”) assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems.  The ORC system comprises GEII’s proprietary Clean Cycle turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. The Company co-locate and integrated the HRS assets with the Company’s existing business at the current HRS facility in Costa Mesa, California. We are in the process of analyzing this segment and research and development requirements.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the years ended December 31, 2015 and 2014.

Segment Information

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As identified above in the research and development section, this is a new segment and we are in the process analyzing the appropriate segment information moving forward.

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black-Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the years ended December 31, 2015 and 2014 we had $85,450 and $160,000 respectively, in share based expense, due to the issuance of common stock.  As of December 31, 2015 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2015, we had a net operating loss carry-forward of approximately $5,000,000 and a deferred tax asset of approximately $1,731,293 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,731,293).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2015, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2015	December 31, 2014
Deferred Tax Asset	$ 1,731,293	$ 710,900
Valuation Allowance	(1,731,293)	(710,900)
Deferred Tax Asset (Net)	$ -	$ -

We are subject to taxation in the U.S. and the states of California and Utah.  Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2012.  The Company is current on its federal and state tax returns.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Business Combination and Goodwill

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of the Company. As a result, we recognized $420,673 in goodwill.  On January 2. 2016 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Goodwill in the amount of $420,673.

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2015	December 31, 2014
Accounts Receivable Trade	$ 481,699	$ 376,540
Less Reserve for uncollectable accounts	(7,000)	(70,000)
Accounts Receivable (Net)	$ 474,699	$ 306,540

NOTE 4 – ASSET ACQUISITION

On September 11, 2015, we issued a promissory note in the initial principal amount of $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with the Company’s acquisition from General Electric International, Inc., a Delaware corporation (“GEII”) of certain GEII’s heat recovery solutions, or HRS, assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2015	December 31, 2014
Raw Material	$ 1,311,069	$ 647,824
Work in Process	143,119	166,529
Finished Goods	3,221	13,029
Total	1,457,409	827,382
Less reserve for excess or obsolete inventory	(250,000)	(270,000)
Total Inventory	$ 1,207,409	$ 557,382

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2015	December 31, 2014
Capital Equipment	$ 1,842,333	$ 1,938,696
Leasehold improvements	-	36,686
Total	1,842,333	1,975,382
Accumulated Depreciation	(1,626,574)	(1,852,381)
Net Fixed Assets	$ 215,759	$ 123,001

 NOTE 7 – ACCRUED EXPENSES

	December 31, 2015	December 31, 2014

Accrued Wages	$ 339,329	$ 125,900
Accrued Interest	27,592	51,259
Customer deposits	204,763	8,000
Accrued Payable to GE - Estimate	792,868	-
Accrued Rent	48,190	48,190
Total Accrued Expenses	$ 1,412,742	$ 233,349

NOTE 8 – NOTES PAYABLE

Notes payable

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2015 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2015, the outstanding balance was $786,227, compared to $393,399 at December 31, 2014.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At December 31, 2015, the outstanding balance was $4,332.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At December 31, 2015, the outstanding balance was $4,332.

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at December 31, 2015 was $59,331.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until June 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

Note Payable Requirements for long-term Obligations

	2016	2017	2018
Note payable General Electric	315,218	630,436	254,346

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

On February 21, 2012 Trident Manufacturing, Inc. entered into a 5-year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Annual Rent
2016	81,216
2017	13,536

In April 2015, Trident entered into a sublease agreement with Lucky Spoon, LLC. The term of the sublease commenced on April 1, 2015 and expires on the last day of Trident’s lease.

On August 27,2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22, 973.  The lease term ends on March 31, 2016.

Year	Annual Rent
2016	54,098

On May 1, 2016 we will be moving our corporate headquarters to 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2016, the Company signed a lease agreement for a 18,200 square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2016.  Rental is $179,090 for the first twelve months.

Year	Lease Payment
2016	$179,090
2017	$221,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Severance Benefits

Effective at December 31, 2015, Mr. Mahdi was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at December 31, 2015, Mr. Bennett was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the re-domicile of the Company in the State of Nevada, in connection with which we increased the number of our authorized common shares to 200,000,000 and designated a par value of $.001 per share.

On May 25, 2006, our Board of Directors and shareholders approved an amendment to our Articles of Incorporation to authorize a new series of preferred stock, designated as Series C, and consisting of 15,000 authorized shares.

Stock Repurchase Program

On November 1, 2011, the Company adopted a plan to repurchase up to 500,000 shares of its issued and outstanding common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

The plan allows the Company to purchase its issued and outstanding common shares in the open market or in negotiated transactions, from time to time, depending on market conditions and other factors as well as being in compliance with applicable securities laws. The plan does not obligate the Company to make any purchases, at any specific time or in any particular situation. The plan may be suspended or discontinued at any time at the sole discretion of the Company. Share repurchases will be funded with the Company’s available cash, after determining the working capital requirements of the Company. Accordingly, there is no guarantee as to the exact number of shares that will be repurchased under the plan.

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

As of December 31, 2015 and 2014, we had repurchased an aggregate total of 11,500 shares of our common stock under the plan.

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

On December 2, 2014, we issued 2,945,333 for cash.

On February 2, 2015, we issued 40,000 shares of common stock for services at $.08

On February 24, 2015, we issued 1,845,000 shares of common stock for cash in the amount of $116,698, of which $70,699 was received in 2014 and the balance included in “to be issued.”

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

On October 2, 2015, the Company issued an aggregate of 100,910,321 shares of common stock to one investor pursuant to the Transaction Completion and Financing Agreement and 4,000,000 to one investor.  All such shares were issued to the accredited investors for cash of $500,000.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2015 there were 139,446,765 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 15,000 shares.  We have received an aggregate of $750,000 in financing in subscription for Series D Preferred Stock. Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of 6 months.

The following are primary terms of the Series D Preferred Stock offering. The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the investor such special may accrue such special dividends. If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert. The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred Stock shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends. If Company is not in financial position to pay it back it need to notify the investors thirty (30) days prior the redemption period commencing and both parties will negotiate in good faith for an extension of the redemption period.  The Company may elect to redeem the Series D Preferred Stock any time after the offering closing at a price equal to initial purchase price plus all accrued but unpaid dividends subject to the investors’ right to convert by providing written notice about its intent to redeem.  Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company.

On June 25, 2013, we received $500,000 from a related party in subscription for 5,000 shares of Preferred Series D Preferred Stock. These shares have not been issued as of the date of this filing. On August 21, 2014, the related party agreed to lower the dividend rate to 13% and extend the term on the redemption period for these shares for an additional one year. On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

On connection with the subscription for such shares, we issued series F warrants to purchase 250,000 shares of our common stock at $.10 and series G warrants to purchase 250,000 shares of our common stock at $.20.  Each warrant gives the holder the right to purchase one share of common stock.

On September 19, 2013, we received $250,000 from a related party in subscription for 2,500 shares of Series D Preferred Stock. These shares have not been issued as of the date of this filing. On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

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

Series G – Common Stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2013	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2014	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$ 0.50	.27	300,000	$ 0.50
$ 0.10	250,000	$ 0.10	2.25	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	2.25	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.50	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.50	125,000	$ 0.20
Total	1,050,000	$ 0.25		1,050,000	$ 0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At December 31, 2015, there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At December 31, 2015, the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At December 31, 2015, the balance of the outstanding options under this plan was 30,000.

 NOTE 11 – RELATED PARTY TRANSACTIONS

Kevin Scott, one of the Board of Directors members, owns SK Polymers. SK Polymers is a supplier to the Company.  Our board of directors has approved the supply transactions between SK Polymers and the Company.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition, from time to time we provide assembly and value-added services to Billet Electronics.  In addition, Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved the transactions between Billet Electronics and the Company.

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

On September 11, 2015, we issued 150,000 shares of common stock for board of director compensation to Shervin Talieh at $.05 per share.

On September 11, 2015, we issued 150,000 shares of common stock and accrued for 150,000 shares of common stock for board of director compensation to Kevin Scott at $.05 per share.

On September 11, 2015, we issued 150,000 shares of common stock shares of common stock for board of director compensation to Juhani Taskinen at $.05 per share.

On September 11, 2015, we issued 150,000 shares of common stock shares of common stock for board of director compensation to John Bennett our Chief Financial Officer at $.05 per share.

NOTE 12 – SUBSEQUENT EVENTS

On March 11, 2016, we entered into a 3-year convertible note payable for $75,000, which accrues interest at the rate of 1.46% per annum.

On March 10, 2016, the Company signed a lease agreement for a 18,200 square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2016.  Rental is $179,090 for the first twelve months.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2015.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

On October 9, 2015, Mr. Meddy Sahebi, Mr. Daniel Elliott, Ms. Erin Falconer, Mr. Juha Rouvinen and Mr. William Maloney were appointed as Directors of the Company, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On October 12, 2015, Mr. Juhani Taskinen, resigned as a Director of the Company. On December 23, 2015, Mr. Shervin Talieh, resigned as an Officer and Director of the Company. Neither Mr. Taskinen, nor Mr. Talieh’s resignations were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 13, 2015, Probe Manufacturing, Inc., a Nevada corporation, (the “Company”), with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada. As a result of the Certificate of Amendment, the Company has, changed its name to “Clean Energy Technologies, Inc.”; however, the effectiveness of the Name Change is subject to approval by FINRA.

The Company has submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Name Change and requested symbol change. FINRA’s approval of the Name Change and symbol change is currently pending.

The Company will file a subsequent Current Report on Form 8-K upon receipt of approval from FINRA announcing the effectiveness of the Name Change and symbol change.

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

Kambiz Mahdi, age 50, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to CETY, Mr. Mahdi was technical director at Future Electronics for six years supporting Motorola, Analog Devices and Micro Chip technologies and product lines. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top 100 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Mahdi to serve as a director because he is our Chief Executive Officer and has served in various executive roles with our company for 14 years, with a focus on electrical design & manufacturing, sales and operations. Mr. Mahdi has profound insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of engineering and manufacturing industry and relationships with chief executives and other senior management at technology companies. Our Board of Directors believes that Mr. Mahdi brings a unique and valuable perspective to our Board of Directors.

John Bennett, age 55, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic Manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Bennett to serve as a director because he is our Chief Financial Officer and has been with our company for more than 10 years, where his primary focus has been on the financial systems and operations and SEC reporting of the company. He has significant knowledge of, and relationships within, the electronic manufacturing industry, due in part to the 25 years he has spent working in the industry. Our Board of Directors believes that his executive experience in the electronic manufacturing coupled with his deep knowledge of our company’s strategies and operations will bring strong financial and operational expertise to our Board of Directors.

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

Kevin Scott age  52 - is President of SK Polymers, Inc., which provides distribution and consulting services in the North American Petro-Chemical market.  Mr. Scott brings 25 years of expertise in marketing and procurement stemming from his previous positions at privately held groups such as Rimpac International and Major North American Petro Chemical companies such as Eastman Chemical Company, Ineos and Lyondell Basell.  Mr. Scott currently serves as board chair of the Children ’ s Dental Center of Greater Los Angeles, an organization that provides education, dental screening and clinical services to the underserved children of Los Angeles.  Mr. Scott received his B.S. degree from Franklin University in Business Administration.

Our Board of Directors selected Mr. Scott to serve as a director due to his strong relationships and understanding of the operations of technology companies. Mr. Scott’s vast experience in business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our Board of Directors believes that this experience will bring valuable knowledge and insight to our company.

Meddy Sahebi  age 47 – Meddy Sahebi, has over 35 years of experience in business development, where he has focused specifically on finding opportunities in emerging markets, and product development. Mr. Sahebi, was a founder of Mann Healthcare Partners, in 2011, and has been a director since that time.  From 2008 to 2011, Mr. Sahebi was a business development consultant to Crescent Financial Partners, a Los Angeles – based private equity and merchant banking firm. While at Crescent, Mr. Sahebi focused on business development for fast growing, early-stage and middle market companies across multiple industries ranging from high-tech to real estate to energy companies. Prior to 2008, Mr. Sahebi founded a consulting company that worked with master developers to develop eco-friendly, socially responsible, sustainable communities comprising of entertainment, commercial and residential real estate projects in the United States and Canada. The Board of Directors appointed Mr. Sahebi as Chairman of the Board of the Company due to his strong experience in management of small to mid-size companies and his work in the emerging markets.

William Maloney age 56 – William Maloney has been the President of Bioenergy Associates, LLC, since 2008, where he is currently managing consultants and providing advisory services to biofuels and bioenergy producers, traders and project developers. Mr. Maloney has been involved in the renewable energy sector for over 30 years. Previously to working at Bioenergy Associates, Mr. Maloney served as President and CEO of Pacific West Energy, LLC, a renewable energy company involved in developing renewable energy projects in Hawaii, and affiliated with Province Line Capital LLC, a company that traded in soft commodities and biofuels, as well as, providing consulting and advisory services. From 1996 – 2008 Mr. Maloney served as Director of Business development for ED & F Man Alcohols. In this position Mr. Maloney was responsible for fuel ethanol sales in the USA as well as project evaluation and development in the US and Central America. In addition to ED & F Man, Mr. Maloney has or continues to provide consulting services to such firms the Louis Dreyfus, Vitol SA, Morgan Stanley, Pacific Ventures, Pacific International Energy Solutions, Windstrip and Aloha Petroleum.  Prior to joining ED & F Man Mr. Maloney was the principal owner and director of Caribbean Pacific Alcohol Company (1992-1998), owner and operator of a twelve million gallon per annum ethanol plant in Kingston, Jamaica. The Board of Directors believes that Mr. Maloney’s experience in the renewable energy sectors and his financial knowledge would be a valuable asset to the Company, and as such, has elected Mr. Maloney as a Director to the Company.

Juha Rouvinen age 49 – Juha Rouvinen, has been the Chairman and CEO of Windstrip LLC, since 2005. At Windstrip, Mr. Rouvinen manages teams that have invented and are commercializing an integrated hybrid power system that provides continuous power to remote locations that otherwise would not have access to electricity. Mr. Rouvinen has more than 20 years of experience in founding, managing, financing and investing in start-up companies. Mr. Rouvinen specializes in advising clean technology investors, incubators and green technology funds in Finland, the Middle East and North America. Previously to Windstrip, Mr. Rouvinen founded and managed a hospitality and health services company in Finland. In light of Mr. Rouvinen’s past experience in green technology, start-up companies and his business knowledge, he was appointed as a Director of the Company.

Daniel Elliott  age 44– Daniel Elliott is a recognized leader in business development and strategy in the sustainable energy sector. Mr. Elliott was the President/CEO/Board Member of Microvast, Inc. in Stafford, TX from 2009 to 2010, a Lithium Ion Battery MFG with locations in Texas and China with approximately 600 employees, manufacturing LTO lithium batteries for high power applications, i.e., buses, trucks, cranes, power grid, heavy equipment. He was the board member of VRDT Corporation, a holding company of energy assets, including lithium battery plant in Germany, investments in Netherlands for energy assets. Mr. Elliott is the Chief Strategy Officer of Symblu, LLC since 2011 to present. Symblu is a renewable energy development company, developing large solar projects, battery energy storage projects and invests into battery plants. Mr. Elliott has worked around the globe identifying and commercializing leading edge technologies. With more than two decades of experience in operations, business development and distressed company turn-around strategies, Mr. Elliott is able to efficiently assess complex business issues and bring effective action plans to realization. Mr. Elliott has previously worked on major initiatives with dozens of leading companies such as Ford Motor Company, DaimlerChrysler, Honda, MagnaSteyr, Roush, Bosch, Toshiba, Coslight, Yintong Energy, Microvast and others. In 2008, Mr. Elliott was the recipient of the Department of Energy’s, “Energy Innovators Award.”  Mr. Elliott was appointed as a Director of the Company on account of his previous work developing businesses and his work in the sustainable energy sector.

Erin Falconer age 40 – Erin Falconer, is the co-owner and Editor-in-Chief of PickTheBrain.com, which is currently one of the most successful self-development websites on the internet, with Forbes Magazine distinguishing her blog as “One of the Top 100 Most Influential Sites for Women”, in 2013.  In 2012, Erin along with her partner, raised one million dollars to fund her tech start-up LEAF.tv (an ecommerce video brand for the Millennial generation). She was president until 2015, when LEAF was sold to publicly traded, Demand Media. She is now the General Manager of the brand. Simultaneously, since 2008, Erin has been the Editor in Chief and co-owner of PickTheBrain - one of the most successful and respected self-improvement blogs online, today.

Prior to this, Erin was the Vice-President of Marketing for ThisNext - a popular social shopping platform from 2010-2012 and the Content Manager for PeopleJam until it was purchased by Chicken Soup for the Soul, from 2008-2010). Ms. Falconer is a seasoned tech expert with over 8 years of online experience. She has been heralded as one of the most innovative thought leaders in her space by many media outlets, including LA Confidential. Ms. Falconer is also the co-founder of the lifestyle online website Leaf.tv – a how-to video portal for the millennial generation, which she recently sold. We appointed Ms. Falconer as a Director of the Company due to her extensive online experience creating successful websites, her ability to find innovative solutions to market demands, and her talent of growing small companies into successful brands.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held nine meetings during the fiscal year ended December 31, 2015. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Probe Manufacturing, Inc., Board of Directors, 150 E. Baker Street, Costa Mesa, California 92626, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We have a Nine-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, six of our directors can be deemed an “independent directors.”

While our stock is not listed on the New York Stock Exchange, our independent directors would qualify as independent under the rules of the New York Stock Exchange.

Board Leadership Structure; Independent Lead Director

Meddy Sahebi – Meddy Sahebi, has over 35 years of experience in business development, where he has focused specifically on finding opportunities in emerging markets, and product development. Mr. Sahebi, was a founder of Mann Healthcare Partners, in 2011, and has been a director since that time.  From 2008 to 2011, Mr. Sahebi was a business development consultant to Crescent Financial Partners, a Los Angeles – based private equity and merchant banking firm. While at Crescent, Mr. Sahebi focused on business development for fast growing, early-stage and middle market companies across multiple industries ranging from high-tech to real estate to energy companies. Prior to 2008, Mr. Sahebi founded a consulting company that worked with master developers to develop eco-friendly, socially responsible, sustainable communities comprising of entertainment, commercial and residential real estate projects in the United States and Canada. The Board of Directors appointed Mr. Sahebi as Chairman of the Board of the Company due to his strong experience in management of small to mid-size companies and his work in the emerging markets.

Committees of our Board of Directors -

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

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Probe Manufacturing, Inc., Board of Directors, 150 E. Baker Street, Costa Mesa, California 92626, Attention: Chief Executive Officer.

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

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Probe Manufacturing, Inc., 150 E. Baker Street, Costa Mesa, California 92626; Attention: Chief Executive Officer. Our Code of Ethics is also available on our website, http://CETY.io/. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

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

Fiscal Years 2015 and 2014 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2015 and 2014.

Fiscal Years 2015 and 2014 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. For 2014 and 2015 we issued the 450,000 shares of common stock to our two independent directors.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2015 or 2014.

Director Summary Compensation in Fiscal Years 2015 and 2014

The following table sets forth the fiscal years 2015, and 2014 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh 2015	$ -	$ 7,500	$ 7,500
Shervin Talieh 2014	$ -	$ 5,000	$ 5,000

Robert Young 2015	$ -	$ 7,500	$ 7,500
Robert Young 2014	$ -	$ 5,000	$ 5,000

Kevin Scott 2015	$ -	$ 7,500	$ 7,500

Meddy Sahebi 2015	$ -	$ -	$ -

William Maloney 2015	$ -	$ -	$ -

Juha Rouvinen 2015	$ -	$ -	$ -

Daniel Elliott 2015	$ -	$ -	$ -

Erin Falconer 2015	$ -	$ -	$ -

 (1)       This column represents the amount of cash compensation earned in fiscal years 2014, and 2015 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years, 2014, and 2015 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

Change of Control and Termination Provisions

We currently do not have any stock options issued and outstanding to our non-employee directors. In the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, no acceleration of the termination of any of the restrictions applicable to Restricted Shares, Restricted Stock Unit Awards, Options or Stock Appreciation Rights as defined in the 2011 Plan shall occur in the event of a change in control, unless otherwise provided by our Board of Directors or committee thereof, in such grant.

EXECUTIVE OFFICERS AND DIRECTORS

        The names, ages and positions of our executive officers and Directors as of December 31, 2015 are as follows:

Name	Age	Position
Kambiz Mahdi	51	Chief Executive Officer and Member of Board of Directors
John Bennett	55	Chief Financial Officer and Member of Board of Directors
Robert Young	62	Director
Kevin Scott	52	Director
Meddy Sahebi	47	Chairman
William Maloney	56	Director
Juha Rouvinen	49	Director
Daniel Elliott	44	Director
Erin Falconer	40	Director

We added 4 additional board members in 2015

The biographies of our directors can be found on page 52 in this Annual Report under the heading entitled “Our Directors”

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

Fiscal Year 2015 and 2014 Executive Compensation

Summary of Fiscal Year 2015 and 2014 Compensation Decisions

In 2012, the Company achieved significant growth in revenue, as well as in adjusted and GAAP operating income, net income and earnings per share. We realized strong revenue growth across all of our market segments, maintaining a diversified and balanced business portfolio. As a result of the company's excellent performance in fiscal year 2011, we decided in 2011 to enter into long-term employment agreement with our CEO and CFO to ensure continuity of management. The agreements are discussed in this proxy statement under the heading entitled.  On October 1, 2015 we entered into a new 2-year employment contract with Kambiz Mahdi our CEO.

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

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2013, 2014 and 2015 compensation for:

•         Kambiz Mahdi, our Chief Executive Officer; and

•         John Bennett, our Chief Financial Officer

The executive officers included in the Summary Compensation Table are referred to in this form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled "Compensation Discussion and Analysis.”

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)(3)	($)(4)	($)	($)	($)		($)
Kambiz Mahdi (1)	2013	$ 130,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 130,000
Chief Executive Officer	2014	$ 128,707	$ -	$ 10,000	$ -	$ -	$ -	$ -	$ 138,707
	2015	$ 178,836	$ -	$ 7,500	$ -	$ -	$ -	$ -	$ 186,336

John Bennett (2)	2013	$ 114,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 114,000
Chief Financial Officer	2014	$ 101,891	$ -	$ 30,000	$ -	$ -	$ -	$ -	$ 131,891
	2015	$ 126,758	$ -	$ 27,500	$ -	$ -	$ -	$ -	$ 154,258

1)

For 2014, Mr. Mahdi’s salary was $150,000, pursuant to his employment agreement. For the year 2014 Mr. Mahdi took a voluntary pay cut of 14% from $150,000 to $128,807.  On October 1, 2015 we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000 In 2015 Mr. Mahdi was paid total salary of $178,836.       In 2015 and 2014 Mr. Mahdi received $7,500 and $10,000 respectively in the form of Common stock for his service on the Board of directors.

2)      Mr. Bennett was to receive 100,000 shares of common stock per quarter, pursuant to his employment agreement but has elected to postpone and the share grants until the company regains profitability.  In 2014 Mr. Bennett took a 27% pay cut from $140,000 to $101,891. In 2015 Mr. Bennett took a 10% pay cut from $140,000 to $126,000. In addition, in 2015 and 2014, Mr. Bennett received $7,500 and $10,000 in the form of Common stock for his service on the Board of directors. In addition, in 2015 and 2013, Mr. Bennett received $20,000 and $20,000 in the form of Common stock per his employment agreement.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2013, 2014 and 2015.

4)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock at $.33 per share on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2015, Mr. Bennett has not exercised his option grants.

Outstanding Equity Awards at 2015 Fiscal Year-End

 The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercised (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kambiz Mahdi	—	—	—	—	—	—	—	—
John Bennett	30,000	—	$1.73	February 8, 2017	—	—	—	—
	30,000	—	.333	February 8, 2017	—	—	—	—

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.    For the years ended December 31, 2015 and 2013, we had $0 in non-vested expense to be recognized.

Executive Employment Agreements

On September 1, 2011, the Board approved long-term executive employment agreements with our Chief Executive Officer, Kambiz Mahdi and Chief Financial Officer John Bennett, for a period of five years from execution, unless terminated earlier pursuant to the terms of their respective agreements.

Mr. Mahdi will receive an annual compensation of $150,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. In addition, Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater. On October 1, 2015 we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000. In addition, Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or (1) year, whichever is greater.

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

Potential Payments upon Termination or Change of Control

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

Mr. Bennett will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 31, 2015, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 30,676,445 shares of our common stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

ETI Capital Partners (8)	99,910,323	72%
Kambiz Mahdi (2) and (12) Director	6,716,000	5%
John Bennett (3) Director	1,359,200	1%
Shervin Talieh (4) Former Director	250,000	0%
Kevin Scott	150,000	0%
Robert Young (5) Director	400,000	0%
Luxus Micro Cap, SA. (7) Forner Director	6,725,626	5%
Meddy Sahebi – Director (9)	-	0%
William Maloney – Director (10)	-	0%
Juha Rouvinen – Director (11)	-	0%
Daniel Elliott – Director	-	0%
Erin Falconer - Director	-	0%
All directors and officers as a group (5 persons)	115,511,149	84%

Total Outstanding	139,521,765	100%

(1)	The address of each beneficial owner listed is c/o Probe Manufacturing, Inc., 150 E. Baker Street, Costa Mesa, California 92626.
(2)

The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees. In 2015 and 2014 Mr. Mahdi received 150,000 and 100,000 respectively in the form of Common stock for his service on the Board of directors.

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2012. In addition, Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2015, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he was granted 400,000 shares in 2014 and 400,000 in 2015.  He was also granted 100,000 shares for Board of director fees 2014 and 150,000 shares in 2015.

(4)	Shervin Talieh resigned as a member of the board of directors on December 23, 2015.
(5)

Robert Young was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on June 11, 2012. Mr. Young purchased the shares of the issuer in regular open market transaction. In 2015, 2014 Mr. Young received 150,000 shares, 150,000 shares and 100,000 shares respectively in the form of Common stock for his service on the Board of directors.

(6)

Kevin Scott was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on February 1, 2015 In 2015, Kevin Scott received 150,000 shares, in the form of Common stock for his service on the Board of directors.

(7)

Finn-Partners, Inc. acquired 30,000,000 from the Bijan and Sima Israel Family Trust in a private sale transaction pursuant to a Stock Purchase Agreement dated October 24, 2012, in compliance with Section 4(1) of the Securities Act of 1933, as amended. Finn-Partners, Inc. also acquired 600,000 through regular open-market transactions. FINN AKA LUXUS converted a promissory note for 120K shares on May 10, 2013. On September 4, 2014 we issued 729,167 shares of common stock to Luxus Micro Cap S.A. for conversion of accrued interest under the series D preferred stock. Finn Partners resigned from the Board on October 12, 2015

  (8)

ETI Partners IV LLC (“P-IV”) is a private investment company organized as a Delaware limited liability company, with its principal offices c/o Energy Technology Innovations, Inc., 901 Washington Boulevard, Suite 208, Marina Del Rey, CA 90292.  Energy Technology Innovations, Inc. is the Manager of P-IV.  Mr. Meddy Sahebi is the President of Energy Technology Innovations, Inc.

[Note:  This ties to an ownership report of 99,910,321 shares of CETY – P-IV privately disposed of 1,000,000 shares to a non-affiliate, so it now holds only 99,910,321 shares.]

 (9)

Mr. Sahebi may be deemed indirectly to beneficially own 17,000,000 shares of common stock through his ownership interest in P-IV.  P-IV is the beneficial owner of 99,910,321 shares of common stock.  Mr. Sahebi, is the President of Energy Technology Innovations, Inc., which is the Manager of P-IV.  As President of the Manager of P-IV, Mr. Meddy Sahebi may be deemed to be the indirect beneficial owner of 99,910,321 shares of common stock beneficially owned by P-IV.

 (10)

Mr. Maloney may be deemed indirectly to beneficially own 7,560,321 shares of common stock through his ownership interest in P-IV.  Mr. Maloney does not have the power to vote or direct the vote or dispose or direct the disposition of any shares of common stock.

(11)      Mr. Rouvinen may be deemed indirectly to beneficially own 10,000,000 shares of common stock through his ownership interest in P-IV.  Mr. Rouvinen does not have the power to vote or direct the vote or dispose or direct the disposition of any shares of common stock.

 (12)

Includes 16,000,000 shares of common stock as to which Mr. Mahdi may be deemed to have indirect beneficial ownership through his ownership interest in P-IV.  Mr. Mahdi’s ownership interest in P-IV is subject to repurchase by P-IV for nominal consideration over a four-year vesting period based on his continued service to the Company.  The repurchase right lapses as to one-fourth of Mr. Mahdi’s ownership interest in P-IV on each of the first through fourth anniversaries of October 1, 2015.  Mr. Mahdi does not have the power to vote or direct the vote of any of such shares of common stock as to which he may be deemed to have indirect beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 Director Independence

We have a nine-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, six of our directors can be deemed an “independent directors.”

While our stock is not listed on the New York Stock Exchange, our independent directors would qualify as independent under the rules of the New York Stock Exchange.

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

We have various procedures in place to identify potential related person transactions, and the Board of Directors and a separate compliance committee work together in reviewing and considering whether any identified transactions or relationships are covered by the Code of Business Conduct and Ethics. A copy of the company's Code of Business Conduct and Ethics on the Corporate Governance is on our website at http://CETY.io/.

Transactions with Related Persons

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is an independent distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved such transactions of our chief executive officer.

Kevin Scott, one of our Former Board of Directors members, owns SK Polymers. SK Polymers is a supplier to the Company.  Our board of directors has approved the supply transactions between SK Polymers and the Company.

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

On September 11, 2015 we issued 150,000 shares of common stock for board of director compensation to Shervin Talieh at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock and accrued for 150,000 shares of common stock for board of director compensation to Kevin Scott at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock shares of common stock for board of director compensation to Juhani Taskinen at $.05 per share.

On September 11, 2015 we issued 150,000 shares of common stock shares of common stock for board of director compensation to John Bennett our Chief Financial Officer at $.05 per share.

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

On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

On September 19th 2013 we received $250,000 from a related party and issued 2,500 shares of Preferred Series D Preferred stock. On September 8, 2015 the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2015 and December 31, 2014 are set forth in the table below:

Services:	2015	2014
Audit Fees (1)	$ 49,813	$ 45,000
Audit Related Fees (2)	1,200	702
Tax Fees (3)	1,500	1,500
Total	$ 52,513	$ 47,202

(1)

Audit fees billed in 2015 and 2014 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2015 and 2013 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2015 and December 31, 2014 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the XXth day of April, 2016.

 PROBE MANUFACTURING, INC.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 14, 2016

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 14, 2016

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

Date: April 14, 2016

/s/ John Bennett                              Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 14, 2016

/s/Robert Young	/s/ Juha Rouvinen
Robert Young – Director Dated: April 14, 2016	Juha Rouvinen – Director Dated: April 14, 2016

/s/Meddy Sahebi	/s/ William Maloney
Meddy Sahebi – Director Dated: April 14, 2016	William Maloney – Director Dated: April 14, 2016

/s/ Daniel Elliott	/s/ Erin Falconer
Daniel Elliott – Director Dated: April 14, 2016	Erin Falconer – Director Dated: April 14, 2016

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1* List of Subsidiaries

23.1* Consent of Fruci & Associates II, PLLC

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