Form 10-Q
period 2016-03-31
Probe Manufacturing Inc
filed 2016-05-23
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-125678

CLEAN ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Baker Street, Costa Mesa, CA 92626
(Address of principal executive offices)

(949) 273-4990

(Registrant’s telephone number, including area code)

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

[  ]Yes [X] No

    As of May 17, 2016, there were 139,846,765 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and Except as otherwise indicated by the context, references in this report to “Company”, “CETY,” PMFI,” “Probe,” “we,” “us,” and “our” are references to Clean Energy Technologies, Inc., (f/k/a Probe Manufacturing Inc.) All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Part I – Financial Information

Item 1. Consolidated Financial Statements

Clean Energy Technologies, Inc.

As of and for the three months ended March 31, 2016

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$ 1,040	$ 4,196
Accounts receivable - net	1,115,398	474,699
Inventory	1,077,181	1,207,409
Total Current Assets	2,193,619	1,686,304
Property and Equipment - Net	234,606	215,755

Goodwill	747,976	747,976
License	354,322	354,322
Patents	183,831	186,813
Other Assets	57,690	57,708
Total Assets	$ 3,772,044	$ 3,248,878

Liabilities And Stockholders' ( Deficit )
Current Liabilities:
Bank Overdraft	$ 32,354	$ -
Accounts payable - trade	708,040	609,407
Accrued Expenses	1,371,384	1,412,742
Accrued Expenses Related party	95,938	143,038
Warranty Liability	241,612	241,612
Notes Payable - Current	1,721,139	1,291,922
Total Current Liabilities	4,170,467	3,698,721
Long-Term Debt:
Notes Payable	750,000	800,000
Net Long-Term Debt	750,000	800,000
Total Liabilities	4,920,467	4,498,721

Commitments and Contingencies	$ -	$ -

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 139,846,765 and 139,446,765 shares issued and outstanding respectively	139,848	139,448
Additional paid-in capital	2,752,079	2,736,480
Treasury Stock	(633)	(633)
Accumulated deficit	(4,789,717)	(4,875,138)
Total Stockholders’ (Deficit)	(1,148,423)	(1,249,843)
Total Liabilities and Stockholders' Deficit	$ 3,772,044	$ 3,248,878

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statement of Operations
For the three months ended March 31, (Unaudited)

	Three months ended

	2016	2015
Sales	$ 1,229,546	$ 796,290
Cost of Goods Sold	508,350	514,082
Gross Profit	721,196	282,208

General and Administrative	156,213	45,146
Salaries	246,319	164,081
Facility lease	67,027	79,200
Share Based Expense	16,000	7,200
Total Expenses	485,559	295,627
Net Profit / (Loss) From Operations	235,637	(13,419)

Interest Expense	(150,216)	(87,322)
Net Profit / (Loss) Before Income Taxes	85,421	(100,741)
Provision for Income Tax	-	-
Net Profit / (Loss)	$ 85,421	$ (100,741)

Per Share Information:
Basic weighted average number
of common shares outstanding	139,446,765	31,577,445

Net Profit / (Loss) per common share basic	$ 0.00	$ (0.00)

Per Share Information:
Diluted weighted average number
of common shares outstanding	140,571,887	31,577,445

Net Profit / (Loss) per common share diluted	$ 0.00	$ (0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Consolidated Statements of Cash Flows
for the three months ended March 31, (Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ 85,421	$ (100,741)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,557	9,948
Share based compensation	16,000	7,200
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(640,699)	(126,259)
(Increase) decrease in inventory	130,228	62,950
(Increase) decrease in other assets	18	(20,136)
(Decrease) increase in accounts payable	98,633	(48,073)
Other (Decrease) increase in accrued expenses	11,541	16,204
Net Cash provided / (Used) In Operating Activities	(284,301)	(198,907)

Cash Flows from Investing Activities
Purchase property plant and equipment	(30,426)	-
Cash Flows Used In Investing Activities	(30,426)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	32,354	(4,346)
(Decrease) increase in advances line of credit	-	146,306
Proceeds from sale of common stock	-	46,000
Proceeds from notes payable	279,217	-
(Payments) on notes payable	-	(11,102)
Cash Flows Provided / (used) By Financing Activities	311,571	176,858

Net (Decrease) Increase in Cash and Cash Equivalents	(3,156)	(22,049)
Cash and Cash Equivalents at Beginning of Period	4,196	27,241
Cash and Cash Equivalents at End of Period	$ 1,040	$ 5,192

Supplemental Information:
Interest Paid	$ 132,573	$ 42,071

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

(f/k/a Probe Manufacturing, Inc.)

 Notes to Consolidated Financial Statements (Unaudited)

Notes 1- GENERAL

The Company

Clean Energy Technologies, Inc. (f/k/a Probe Manufacturing, Inc.) (the “Company,” “Clean Energy,” or “CETY”) headquartered in Costa Mesa, California, designs, builds and markets clean energy products focused on energy efficiency and environmentally sustainable technologies. The Company’s principal product is the Clean CycleTM generator, offered by its wholly owned subsidiary Heat Recovery Solutions. The Heat Recovery Solutions system captures waste heat from a variety of sources and turns it into electricity that users can use or sell back to the grid. CETY’s proven cutting-edge technology allows any commercial or industrial heat generators to boost their overall energy efficiency with no fuel, no pollutants and virtually no maintenance. Company’s engineering and manufacturing resources support its heat recovery solutions business, as well as continuing to support other Clean Energy emerging growth companies with their technologies. CETY is positioned to become a worldwide leader in ever expanding energy efficiency market.

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

In connection with the HRS asset transaction, on September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, a Delaware limited liability company (“ETI”), pursuant to which the Company and ETI implemented a structure to provide for the Company to raise up to $5,000,000 in financing. In connection with the TCF Agreement, the Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company upon receipt of an initial $500,000 in financing, which occurred subsequent to the quarter ending December 31, 2015. In conjunction with the TCF Agreement, the Company and ETI also entered into a Loan, Guarantee, and Collateral Agreement (the “Loan Agreement”) and a Registration Rights Agreement. Financing to the Company is intended to be provided pursuant to the Loan Agreement and any shares issued or issuable in connection with the financing are granted certain demand registration rights pursuant to the Registration Rights Agreement. Pursuant to the TCF Agreement, the Company expanded its Board of Directors to 11 directors, and ETI nominated and elected five persons to the Board of Directors. In connection with the TCF Agreement, the Company also entered into various ancillary agreements customary for investment loan transactions of this type.

As part of completing the acquisition of the HRS assets pursuant to the Asset Purchase Agreement and the TCF Agreement and integration thereof into our business, we changed our name to “Clean Energy Technologies, Inc.” on November 13, 2015to better reflect the focus of our new business and business strategies.

Previously, in March 2013, pursuant to an Agreement and Plan of Acquisition with Trident Manufacturing, Inc., a Utah corporation (“Trident”) and the shareholders of Trident, we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident became a wholly-owned subsidiary of the Company.  Trident is a full-service electronics manufacturing services company with a 16,000 sq. ft. manufacturing facility in Salt Lake City, Utah, servicing the industrial, aerospace, military, instrumentation, and medical markets since 2005.As of the Trident acquisition, we recognized $420,673 in goodwill.  For the year ended December 31, 2015, we impaired the good will in the amount of $420,673.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,148,423 and a working capital deficit of $1,976,848 as of March 31, 2016. The company also had an accumulated deficit of $4,789,717 as of March 31, 2016 and used $284,301 in net cash from operating activities for the three months ended March 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015 and March 31, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 81% of accounts receivable at March 31, 2016 and one customer accounted for 55% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2016 and December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

 Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2016, we had outstanding common shares of 139,446,765 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2016 and 2015 were 139,446,765 and 31,577,445 respectively.  As of December 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents as of March 31, 2016 were 140,571,887 and were withheld from the calculation for the same period in 2015, as they were considered anti-dilutive.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the three months ended March 31, 2016 and 2015.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has two reportable segments: Clean Energy HRS(HRS) and the legacy electronic assembly division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. Prior to the three months ended March 31, 2016 we only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

Three months ended
March 31, 2016
Net Sales
Electronics Assembly	$ 417,463
Clean Energy HRS	812,083
Total Sales	1,229,546

Segment income and reconciliation before tax
Electronics Assembly	56,026
Clean Energy HRS	665,170
Total Segment income	721,196

Reconciling items
General And Administrative	469,559
Share Based Expense	16,000
Interest	150,216
Income before income tax	$ 85,421

March 31, 2016
Total Assets
Electronics Assembly	$ 1,133,582
Clean Energy HRS	2,638,462
$ 3,772,044

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the three months ended March 31, 2016 and 2015 we had $16,000 and $7,200 respectively, in share based expense, due to the issuance of common stock.  As of December 31, 2015 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2016, we had a net operating loss carry-forward of approximately $(4,789,717) and a deferred tax asset of approximately $1,645,872 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,645,872).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2016 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2016	December 31, 2015
Deferred Tax Asset	$ 1,645,872	$ 1,731,293
Valuation Allowance	(1,645,872)	(1,731,293)
Deferred Tax Asset (Net)	$ -	$ -

We are subject to taxation in the U.S. and the states of California and Utah.  Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2011.  The Company is current on its federal and state tax returns.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Business Combination and Goodwill

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of the Company. As a result, we recognized $420,673 in goodwill.  On January 2, 2016 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Goodwill in the amount of $420,673.

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•

Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•

Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2016	December 31, 2015
Accounts Receivable Trade	$ 1,122,398	$ 481,699
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 1,115,398	$ 474,699

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2016	December 31, 2015
Raw Material	$ 1,192,008	$ 1,311,069
Work in Process	131,952	143,119
Finished Goods	3,221	3,221
Total	1,327,181	1,457,409
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 1,077,181	$ 1,207,409

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2016	December 31, 2015
Capital Equipment	$ 1,872,863	$ 1,842,333
Accumulated Depreciation	(1,638,257)	(1,626,574)
Net Fixed Assets	$ 234,606	$ 215,759

 NOTE 7 – ACCRUED EXPENSES

	March 31, 2016	December 31, 2015

Accrued Wages	$383,293	$339,329
Accrued Interest	101,133	27,592
Customer Deposit	23,900	204,763
Accrued Payable to GE - Estimate	792,868	792,868
Accrued Rent	70,190	48,190
Total Accrued Expenses	$1,371,384	$1,412,742

NOTE 8 – NOTES PAYABLE

Notes payable

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2016 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2016, the outstanding balance was $1,134,640compared to $786,227 at December 31, 2015.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332.

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at March 31, 2016 was $24,398

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on September 30, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until June 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

On March 11, 2016, we entered into a 3-year convertible note payable for $75,000, which accrues interest at the rate of 1.46% per annum. It is not convertible for 6 months and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.

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

Severance Benefits

Effective at March 31, 2016 Mr. Mahdi was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at March 31, 2016, Mr. Bennett was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

As of March 31, 2016, we had repurchased an aggregate total of 11,500 shares of our common stock under the plan.

Common Stock Transactions

Beginning with the year 2015, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(a)(2) of the Securities Act.

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

On March 11, 2016 we issued 400,000 shares of our common stock @ $.05 for financing fees.

Common Stock

Our Articles of Incorporation authorize us to issue 200,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2016 there were 34,386,444 and shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Series G – Common Stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2016	1,050,000	0.25	1,050,000	0.25

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.50	300,000	$ 0.50	.27	300,000	$ 0.50
$ 0.10	250,000	$ 0.10	2.25	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	2.25	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.50	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.50	125,000	$ 0.20
Total	1,050,000	$ 0.25		1,050,000	$ 0.25

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At March 31, 2016 there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of March 31, 2016  the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of March 31, 2016 , the balance of the outstanding options under this plan was 30,000.

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

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,148,423 and a working capital deficit of $1,976,848 as of March 31, 2016. The company also had an accumulated deficit of $4,789,717 as of March 31, 2016 and used $284,301 in net cash from operating activities for the three months ended March 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the three months Ended March 31, 2016 Compared to the three months ended March 31, 2015

For the three months ended March 31, 2016, we had a net profit of $85,421 compared to a net loss of $100,741for the same period in 2015. The increase in the net profit in 2016 was mainly due to the acquisition of the Clean Cycle Heat Recovery System and the increase in Revenue. For the three months ended March 31, 2016, our cost of goods sold was 41% compared to 65% for the same period in 2015, mainly due to the decrease material cost as a percent of sales.  For the three months ended March 31, 2016, our SG&A cost was 38% compared to 36% for the same period in 2015.  For the three months ended March 31, 2016, we had a net profit from operations of $235,637 compared to a net loss of (13,419) for the same period in 2015. Our total stockholder’s equity increased by $101,420, resulting in shareholder deficit of $1,148,423 as of March 31, 2016.  As of March 31, 2016, we had a working capital deficit of $1,926,848 compared to working capital deficit of $2,012,417 as of December 31, 2015.

	March 31, 2016,
	2016	2015
Inventory Turns	1.89	4.32
Days Sales in Backlog	87	299
Days Receivables Outstanding	85	41
Days Payables Outstanding	127	88

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the December 31, 2015. For the three months ended March 31, 2016, our inventory turns were 1.89 compared to 4.32 for the same period in 2015.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2016, days sales in backlog was 87 days compared to 299 days for the same period in 2015.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended March 31, 2016, days receivables outstanding was 85 days compared to 41 days for the same period in 2015.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended March 31, 2016, days payable outstanding was 127 days compared to 88 days for the same period in 2015.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 94% of accounts receivable at March 31, 2016 and one customer accounted for 55% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of As of March 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2016, we had outstanding common shares of 139,446,765 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2016 and 2015 were 139,446,765 and 31,577,445 respectively.  As of December 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents as of March 31, 2016 were 140,571,887 and were withheld from the calculation for the same period in 2015, as they were considered anti-dilutive.

 Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the three months ended March 31, 2016 and 2015.

Segment Information

See Notes 1 and 2 for a discussion on our segment information.

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

Results for the Three months ended March 31, 2016 Compared to the Year Ended March  31, 2015

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

 Net Sales

For the three months ended March 31, 2016, our revenue was $1,229,546 compared to $796,290 for the same period in 2015.  Our revenue increased by $433,256 for the three months ended March 31, 2016, compared to the same period in 2015. Our revenue increase due to the increased sales from the Heat Recovery division of $812,083.

Major Customers

Our top 5 customers accounted for approximately 81% of our net sales for the three months ended March 31, 2016, compared to 85%, for the same period in 2015. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended March 31, 2016, our gross profits increased to 58 from 34% for the same period in 2015. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended March 31, 2016, our SG&A expense was 38% compared to 36% for the same period in 2015. The increase was mainly due to asset acquisition from General Electric.

Share Based Expense

For the three months ended March 31, 2016, our share based expense was 1% compared to 1% for the same period in 2015.

Net (loss) from operations

For the three months ended March 31, 2016, our net profit from operations was 19% compared to net loss from operations of (27%) for the same period in 2015. This increase, was primarily due to the acquisition of the Clean Cycle heat recovery system during the year ended 2015.

Net Income (loss)

For the three months ended March 31, 2016, our net loss was (109%) compared to net loss of (35)% for the same period in 2015. This increase was primarily due to acquisition of the Clean Cycle heat recovery system during the year ended 2015.

Interest Expense

For the three months ended March 31, 2016 interest expense was $353,476 compared to $313,254 for the same period in 2015.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
(formerly Probe Manufacturing, Inc.)
Condensed Statements of Cash Flows
for the three months ended March 31, (Unaudited)

	2016	2015
Net Cash provided / (Used) In Operating Activities	$ (284,301)	$ (198,907)
Cash Flows Used in Investing Activities	(30,426)	-
Cash Flows Provided / (used) By Financing Activities	311,571	176,858
Net (Decrease) Increase in Cash and Cash Equivalents	$ (3,156)	$ (22,049)

Capital Requirements for long-term Obligations

	2016	2017	2018
Note payable General Electric	315,218	630,436	254,346

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and have added four independent members to our Board of Directors, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation, .

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2015, the Company issued 1,300,000 shares of its common stock to five individuals to settle $92,000 in outstanding fees that were owed by the Company for services provided.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On October 2, 2015, the Company issued 105,060,321 shares of its common stock to three corporations as per the terms of the Transaction Completion and Financing Agreement.

On March 11, 2016 we issued 400,000 shares of our common stock @ $.05 for financing fees.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

4.1 Registration Rights Agreement, by and between the Registrant and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.1 Asset Purchase Agreement, by and between the Registrant and General Electric International, Inc., dated as of September 11, 2015. (included as exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.2 Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.3 Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

16.1 Letter dated April 21, 2015, from W.T. Uniack& Co. CPA’s P.C. to the Securities and Exchange Commission. (included as exhibit 16.1 to our Current Report on Form 8-K filed on April 30, 2015, and incorporated herein by reference).

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

May 23, 2016

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 23, 2016

John Bennett