Form 10-Q
period 2016-06-30
Probe Manufacturing Inc
filed 2016-08-22
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-55656

CLEAN ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Redhill Avenue, Costa Mesa, CA 92626
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

[  ]Yes [X] No

    As of August 19, 2016, there were 140,234,631 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and Except as otherwise indicated by the context, references in this report to “Company”, “CETY,” PMFI,” “Probe,” “Clean Energy,” “we,” “us,” and “our” are references to Clean Energy Technologies, Inc., (f/k/a Probe Manufacturing Inc.) All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Part I – Financial Information

Item 1. Consolidated Financial Statements

Clean Energy Technologies, Inc.

As of and for the three months ended June 30, 2016

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(unaudited)
	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$ 41	$ 4,196
Accounts receivable - net	367,565	474,699
Inventory	1,074,582	1,207,409
Total Current Assets	1,442,188	1,686,304
Property and Equipment - Net	164,705	215,755

Goodwill	747,976	747,976
License	354,322	354,322
Patents	180,849	186,813
Other Assets	57,690	57,708
Total Assets	$ 2,947,730	$ 3,248,878

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 12,509	$ -
Accounts payable - trade	891,138	609,407
Accrued Expenses	1,549,932	1,412,742
Accrued Expenses Related party	99,667	143,038
Warranty Liability	241,612	241,612
Notes Payable - Current	1,164,931	1,291,922
Total Current Liabilities	3,959,789	3,698,721
Long-Term Debt:
Notes Payable	800,000	800,000
Net Long-Term Debt	800,000	800,000
Total Liabilities	4,759,789	4,498,721

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 140,234,631 and 139,446,765 shares issued and outstanding respectively	140,236	139,448
Additional paid-in capital	2,782,722	2,736,480
Treasury Stock	(633)	(633)
Accumulated deficit	(5,484,384)	(4,875,138)
Total Stockholders' (Deficit)	(1,812,059)	(1,249,843)
Total Liabilities and Stockholders' Deficit	$ 2,947,730	$ 3,248,878

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the three and six months ended June 30, (Unaudited)

	three months ended June 30,		six months ended June 30,
	2016	2015	2016	2015
Sales	$ 177,811	$ 816,726	$ 1,407,357	$ 1,613,016
Cost of Goods Sold	198,319	510,637	706,669	1,024,719
Gross Profit / (Loss)	(20,508)	306,089	700,688	588,297

General and Administrative	131,627	104,737	230,257	207,704
Salaries	229,123	110,553	491,942	239,495
Moving Expense	72,896	-	75,008	-
Professional fees	48,069	45,908	87,039	51,573
Rent	108,889	50,765	175,917	101,618
Share Based Expense	-	-	16,000	7,200
Total Expenses	590,604	311,963	1,076,163	607,590
Net Profit / (Loss) From Operations	(611,112)	(5,874)	(375,475)	(19,293)

Loss on disposal of fixed assets	(41,459)	-	(41,459)	-
Interest Expense	(42,096)	(75,258)	(192,312)	(162,580)
Net Profit / (Loss) Before Income Taxes	(694,667)	(81,132)	(609,246)	(181,873)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (694,667)	$ (81,132)	$ (609,246)	$ (181,873)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	140,055,616	33,061,445	139,797,344	32,323,544

Net Profit / (Loss) per common share basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30, (Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net Income / (Loss)	$ (609,246)	$ (181,873)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	29,411	15,963
Share based compensation	16,000	7,200
Loss on disposal of fixed assets	41,459	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	107,134	(159,804)
(Increase) decrease in inventory	132,827	93,730
(Increase) decrease in other assets	18	(13,261)
(Decrease) increase in accounts payable	289,702	(24,251)
Other (Decrease) increase in accrued expenses	85,819	38,733
Net Cash provided / (Used) In Operating Activities	93,124	(223,563)

Cash Flows from Investing Activities
Purchase property plant and equipment	(13,826)	-
Cash Flows Used in Investing Activities	(13,826)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	12,509	(48,744)
(Decrease) increase in advances line of credit	-	205,498
Proceeds from sale of common stock	-	46,000
Proceeds from notes payable	162,500	-
(Payments) on notes payable	(258,462)	-
Cash Flows Provided / (used) By Financing Activities	(83,453)	202,754

Net (Decrease) Increase in Cash and Cash Equivalents	(4,155)	(20,809)
Cash and Cash Equivalents at Beginning of Period	4,196	27,241
Cash and Cash Equivalents at End of Period	$ 41	$ 6,432

Supplemental Information:
Interest Paid	$ 133,184	$ 102,452

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

(f/k/a Probe Manufacturing, Inc.)

 Notes to Consolidated Financial Statements (Unaudited)

Notes 1- GENERAL

Business Overview

We design, build, and market clean energy products focused on energy efficiency and environmentally sustainable technologies and we perform electronics manufacturing services for third parties.  Our principal products are based upon the Clean Cycle™ heat recovery system, offered by our wholly owned subsidiary Clean Energy HRS LLC.  Our Clean Cycle™ captures waste heat from a variety of sources and turns it into electricity that users can use, store, or export, such as to an external or utility power grid.  The proven, cutting-edge Clean Cycle™ technology allows commercial and industrial heat generators or sources to boost their overall energy efficiency with no fuel, no pollutants and virtually no maintenance.  The engineering and manufacturing resources from our electronics manufacturing services business support our heat recovery solutions business.  We intend also to leverage these capabilities to identify and exploit other clean energy technologies and opportunities.

The Clean Cycle™ heat recovery solution is an Organic Rankine Cycle, or ORC, system.  An ORC system is a closed-loop heat recovery steam generator system, sometimes referred to as an HRS or an HRSG, that utilizes heat from a heat source, such as an existing power generation system, to heat a fluid to produce steam.  The steam then passes through a turbine generator, and turbine generator converts the kinetic energy in the steam to produce electrical energy, which can be used, stored, or exported.  The ORC cycle then recycles and further cools fluid to again use heat from the external heat source to continue the power-generation cycle.

The technology at the heart of the Clean Cycle™ is a magnetic levitation bearing generator, which requires no oil or lubricant and has no gear box.  The turbine generator and related power management electronics are what convert the kinetic energy in the steam cycle into electrical energy.  There are over 100 Clean Cycle™ HRS units installed globally with more than one million fleet operating hours in diesel, gas and biomass applications.  The magnetic levitation bearing generator technology was originally developed by Calnetix, Inc.  General Electric International, Inc. acquired the rights to the technology in certain applications from Calnetix in 2010.

Our CE HRS subsidiary acquired General Electric’s rights to the technology in those applications, together with General Electric’s related HRS technology and improvements, in September 2015 pursuant to an Asset Purchase Agreement with General Electric International, Inc. and General Electric Company that was filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated September 11, 2015 and a concurrent Transaction Completion and Financing Agreement with ETI Partners IV, LLC.  CE HRS made an initial purchase price payment of $300,000 at closing and issued a three-year $1.2 million promissory note to GEII with respect to payment of the balance of the cash portion of the purchase price.  CE HRS assumed certain liabilities of GEII related to the acquired assets.  In connection with the Asset Purchase Agreement, the Company also entered into various ancillary agreements customary for asset acquisition transactions of this type.  Pursuant to the companion Transaction Completion and Financing Agreement facilitating our acquisition of the GE HRS assets, we issued 100,910,321 restricted shares of our common stock to ETI Partners IV, LLC (representing approximately 70% of the post-acquisition outstanding common stock).  Concurrently, we entered into a Loan, Guarantee, and Collateral Agreement and a Registration Rights Agreement with ETI Partners IV, LLC to provide a framework for further financing in the Company.  Pursuant to the various agreements, we expanded our Board of Directors to 11 directors, and ETI Partners IV, LLC nominated and elected five persons to the expanded Board of Directors.  In late 2015, two of our directors resigned, and our Board of Directors currently consists of nine directors.

Pursuant to our license agreement with Calnetix (which we acquired from General Electric), we market and sell our Clean Cycle™ products world-wide to ORC-based application where heat is sourced from reciprocating combustion engines, of any type (other than those employed on transiting marine vessels), gas or steam turbine systems used for power generation, and biomass boiler systems.  Our rights in these applications are exclusive.  We also market our Clean Cycle™ products world-wide on a non-exclusive basis in the following applications, whether or not ORC-based:  reciprocating combustion engines, of any type (except those employed on transiting marine vessels or in the automotive application for cars, trucks, and other motor vehicles); gas or steam turbine systems with an ISO rated power output above one megawatt (1 MW); and applications that use biomass as a source of heat.  We have also periodically negotiated to obtain additional non-exclusive marketing rights to the technology from Calnetix as commercial opportunities have arisen that are not in conflict with other licensees of Calnetix.

Our growth strategy is to scale up our business by focusing on the significant installed base of power generation and biomass boiler systems ideally suited to ORC-based heat recovery systems, exploiting market segments and regions where there are significantly high electricity prices, and identifying and exploiting incentive markets as they are available.  We sell equipment and complete heat recovery systems globally directly to end customers and also through distributors.  We also commercialize our heat recovery systems through lease and energy-only programs where appropriate.   We are also developing technology co-ventures with owners of compatible power generation technology to develop integrated energy production systems to exploit additional potential customers.

The GE HRS asset acquisition and related financing transactions resulted in a change of control of the Company according to FASB No. 2014-17 Business Combinations (Topic 805).  As a result, the transactions qualify as a business combination.  In accordance with Topic 805, the Company elected to apply pushdown accounting, using the valuation date of September 30, 2015.  As a result we recognized $747,976 in goodwill.

ETI Recognized
Assets Acquired	2,949,592
Liabilities Acquired	3,589,558
Cash paid	300,000
Non-controlling interest	191,990
Goodwill recognized	747,976

CETY - Push down accounting election
Cash Received	300,000
Goodwill recognized	747,976
Equity	1,047,976

Following completion of the acquisition and integration of the GE HRS into our business, on November 13, 2015 we changed our name to “Clean Energy Technologies, Inc.” to better reflect the focus of our new business and business strategies.

Previously, in March 2013, we acquired 100% of the issued and outstanding common stock of Trident Manufacturing, Inc., a Utah corporation engaged in electronics manufacturing services focused on industrial, aerospace, military, instrumentation, and medical markets, in exchange for 1,600,000 restricted shares of our common stock.  As of the Trident acquisition, we recognized $420,673 in goodwill.  For the year ended December 31, 2015, we impaired the goodwill in the amount of $420,673.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,812,059 and a working capital deficit of $2,517,601 as of June 30, 2016. The company also had an accumulated deficit of $5,484,384 as of June 30, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Our Products and Services

Our main product, the Clean Cycle™ HRS system, converts heat from variety of heat sources into clean, affordable electricity. Our heat recovery solution system generates electricity from heat with zero additional fuel required, zero additional emissions produced, and low maintenance.  The Clean Cycle™ HRS system is also re-deployable with continuous 24x7 operation.

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

Corporate Information

We were originally incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc.  We reincorporated in Nevada in April 2005 under the name Probe Manufacturing, Inc.  In November 2015, following our acquisition of heat recovery solutions assets from General Electric, we changed our name to Clean Energy Technologies, Inc.  Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626.  Our telephone number is (949) 273-4990.  Our common stock is listed on the OTC Pink Market under the symbol “CETY.”

Our internet website address is www.cetyinc.com.  The information contained on our website is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015 and June 30, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 98% of accounts receivable at June 30, 2016 and one customer accounted for 51% and no other customer accounted for more than 27% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2016 and December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

 Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2016, we had outstanding common shares of 140,234,631 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2016 and 2015 were 139,797,344 and 32,323,544 respectively.  As of December 31, 2015, we had outstanding warrants to purchase 1,050,000 additional common shares and options to purchase 75,122 additional common shares. Fully diluted weighted average common shares and equivalents as of June 30, 2016 were 140,916,284 and were withheld from the calculation for the same period in 2015, as they were considered anti-dilutive.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the six months ended June 30, 2016 and 2015.

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

Selected Financial Data:

six months ended
June 30, 2016
Net Sales
Electronics Assembly	$ 582,783
Clean Energy HRS	824,574
Total Sales	1,407,357

Segment income and reconciliation before tax
Electronics Assembly	23,027
Clean Energy HRS	677,661
Total Segment income	700,688

Reconciling items
General and Administrative	1,060,163
Share Based Expense	16,000
Loss on disposal of fixed assets	41,459
Interest expense	192,312
Net Loss before income tax	$ (609,246)

June 30, 2016
Total Assets
Electronics Assembly	$ 1,234,170
Clean Energy HRS	1,713,560
$ 2,947,730

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the six months ended June 30, 2016 and 2015 we had $16,000 and $7,200 respectively, in share based expense, due to the issuance of common stock.  As of December 31, 2015 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2016, we had a net operating loss carry-forward of approximately $(5,442,925) and a deferred tax asset of approximately $1,850,595 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,850,595).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2016 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2016	December 31, 2015
Deferred Tax Asset	$ 1,850,595	$ 1,731,293
Valuation Allowance	(1,850,595)	(1,731,293)
Deferred Tax Asset (Net)	$ -	$ -

On September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement (the “TCF Agreement”) with ETI Partners IV LLC, and Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company.  This resulted in a change in control.  We are in the process of analyzing the effect on the deferred tax asset and the numbers above may change as a result, however the Deferred Tax Asset (net) will remain unchanged.

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2016	December 31, 2015
Accounts Receivable Trade	$ 374,565	$ 481,699
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 367,565	$ 474,699

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2016	December 31, 2015
Raw Material	$ 1,194,062	$ 1,311,069
Work in Process	127,705	143,119
Finished Goods	2,812	3,221
Total	1,324,582	1,457,409
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 1,074,582	$ 1,207,409

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2016	December 31, 2015
Capital Equipment	$ 1,809133	$ 1,842,329
Accumulated Depreciation	(1,644,428)	(1,626,574)
Net Fixed Assets	$ 164,705	$ 215,755

 NOTE 7 – ACCRUED EXPENSES

	June 30, 2016	December 31, 2015

Accrued Wages	530,120	339,329
Accrued Interest	95,325	27,592
Customer Deposit	8,000	204,763
Accrued Payable to GE - Estimate	816,297	792,868
Accrued Rent	100,190	48,190
Total Accrued Expenses	1,549,932	1,412,742

NOTE 8 – NOTES PAYABLE

Notes payable

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2016 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2016, the outstanding balance was $1,134,640 compared to $786,227 at December 31, 2015.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 this note and accrued interest were converted into common stock at $.08

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 this note and accrued interest were converted into common stock at $.08

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at June 30, 2016 was $24,398

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on September 30, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until June 30,  2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

On March 11, 2016, we entered into a 3-year convertible note payable for $75,000, which accrues interest at the rate of 1.46% per annum. It is not convertible for 6 months and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.

On June 6, 2016, we entered into a 1-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum. It is not convertible for 6 months and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

On February 21, 2012 Trident Manufacturing, Inc. entered into a 5-year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Rent
2016	40,608
2017	13,536

In April 2015, Trident entered into a sublease agreement with Lucky Spoon, LLC. The term of the sublease commenced on April 1, 2015 and expires on the last day of Trident’s lease.

On August 27, 2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on June 30, 2016.

On May 1, 2016 we will be moving our corporate headquarters to 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2016, the Company signed a lease agreement for a 18,200 square foot CTU Industrial Building.

Lease term is seven years and two months beginning July 1, 2016.  Rental is $179,090 for the first twelve months.

Year	Lease Payment

2016	$107,454
2017	$221,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Severance Benefits

Effective at June 30, 2016, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at June 30, 2016, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

On June 30, 2016, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to 10,000,000.  The amendment effecting the increase in our authorized was filed and effective on July 5, 2016.

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

As of June 30, 2016, we had repurchased an aggregate total of 11,500 shares of our common stock under the plan.

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

On October 1, 2015, we issued 104,910,321 shares of common stock to two investors for $500,000 in cash.

On March 11, 2016 we issued 400,000 shares of our common stock @ $.05 for financing fees.

On May 5, 2016 we issued 387,866 to a previous employee @ $.08 for $8,644 in notes payable, $11,332 in accrued interest and $11,030 for past due payroll.

Common Stock

Our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2016 there were 140,234,631 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, par value $0.001 per share.  Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

We previously authorized 440 shares of Series A Convertible Preferred Stock, 20,000 shares of Series B Convertible Preferred Stock, and 15,000 shares Series C Convertible Preferred Stock.  As of August 20, 2006, all series A, B, and C preferred had been converted into common stock.

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

The following are primary terms of the Series D Preferred Stock offering. The Series D Preferred holders will be paid a special monthly divided at the rate of 17.5% per annum or at the option of the investor such special may accrue such special dividends. If the Company does not pay the special dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a penalty of 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert. The conversion rate shall equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred Stock shall be redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends. Pursuant to the terms of the Series D Preferred, the Company timely notified the investors that it was not in a financial position to redeem the Series D Preferred, pursuant to which the Company and the Series D Preferred holders are to negotiate in good faith for an extension of the redemption period.  The Company may elect to redeem the Series D Preferred Stock any time after the offering closing at a price equal to initial purchase price plus all accrued but unpaid dividends subject to the investors’ right to convert by providing written notice about its intent to redeem.  Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company.

In connection with the subscriptions for the Series D Preferred, we issued series F warrants to purchase an aggregate of 375,000 shares of our common stock at $.10 per share and series G warrants to purchase an aggregate of 375,000 shares of our common stock at $.20 per share.

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred and to extend the term on the redemption period for an additional one year.  In September 2015, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, to reduce (effective as of June 30, 2015) the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

Warrants

Series E – Common Stock warrants

On April 8, 2011, we issued 300,000 series E Warrants.  Each warrant gives the holder the right to purchase one share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants expired on April 8, 2016.

Series F – Common Stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

Series G – Common Stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	300,000	.50-	300,000	.50-
Exercised	-	-	-	-
Outstanding June 30, 2016	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	2.00	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	2.00	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.25	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.25	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At June 30, 2016 there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of June 30, 2016 the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of June 30, 2016, the balance of the outstanding options under this plan was 30,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

Kevin Scott, one of the Board of Directors members, owns SK Polymers. SK Polymers is a supplier to the Company.  Our board of directors has approved the supply transactions between SK Polymers and the Company.  On June 7, 2016 Mr. Scott resigned from our Board of directors

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time we purchase parts from Billet Electronics. In addition, from time to time we provide assembly and value-added services to Billet Electronics.  In addition, Billet was a supplier of parts and had dealings with current and former customers of our company. Our board of directors has approved the transactions between Billet Electronics and the Company.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 6, 2016, we entered into a nine-month convertible note payable for $77,500, which accrues interest at the rate of 10% per annum. It is not convertible for 6 months and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.

On July 1, 2016 we entered into a consulting agreement with Uptick capital for 300,000 a term of 45 days. For these services, we will issue a total of 300,000 shares of our common stock.

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

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,812,059 and a working capital deficit of $2,517,601 as of June 30, 2016. The company also had an accumulated deficit of $5,484,384 as of June 30, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Results for the Three and six months ended June 30, 2016, Compared to the same periods in 2015.

Net Sales

For the three months ended June 30, 2016, our revenue was $177,811 compared to $816,726 for the same period in 2015.  Our revenue decreased by $638,915 for the three months ended June 30, 2016, compared to the same period in 2015. Our revenue decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

For the six months ended June 30, 2016, our revenue was $1,407,357 compared to $,613,016 for the same period in 2015.  Our revenue decreased by $205,659 for the six months ended June 30, 2016, compared to the same period in 2015. Our revenue decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

Major Customers

Our top 5 customers accounted for approximately 98% of our net sales for the three months ended June 30, 2016, compared to 85%, for the same period in 2015. Our top 5 customers accounted for approximately 100% of our net sales for the six months ended June 30, 2016, compared to 81%, for the same period in 2015.

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

Gross Profit

For the three months ended June 30, 2016, our gross profits decreased to (13%) from 36% for the same period in 2015, mainly due to the relocation of our operating facility and the corresponding shut down in operations and direct labor allocated to the reduced revenue.

For the six months ended June 30, 2016, our gross profits decreased to 49% from 35% for the same period in 2015, the increase was mainly due to HRS division Revenue with very low cost of sales.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended June 30, 2016, our SG&A cost was 332% compared to 113% for the same period in 2015. The increase was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

For the six months ended June 30, 2016, our SG&A cost was 76% compared to 38% for the same period in 2015. The increase was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

Net (loss) from operations

For the three months ended June 30, 2016, our net profit from operations was (344%) compared to net loss from operations of (1%) for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

For the six months ended June 30, 2016, our net profit from operations was (27%) compared to net loss from operations of (1%) for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

Net Income (loss)

For the three months ended June 30, 2016, our net loss was (391%) compared to net loss of (10)% for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

For the six months ended June 30, 2016, our net loss was (43%) compared to net loss of (11)% for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

Loss on Disposal of Fixed Assets

For the three and six months ended June 30, 2016, we relocated our facility and as a result recognized a net loss of $41,459 on the abandonment of certain assets related to the previous facility.

Interest Expense

For the three months ended June 30, 2016 interest expense was $42,096 compared to $75,258 for the same period in 2015.  The decrease was mainly due to the decrease in the use of our line of credit.

For the six months ended June 30, 2016 interest expense was $192,312 compared to $162,580 for the same period in 2015.  The increase was mainly due to the increase in the line of credit usage in the first quarter of 2016.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Summary of Cash Flows
for the six months ended June 30, (Unaudited)

	Un-audited	Un-audited
	2016	2015
Net Cash provided / (Used) In Operating Activities	$ 93,124	$ (223,563)
Cash Flows Used In Investing Activities	(13,826)	-
Cash Flows Provided / (used) by Financing Activities	(83,453)	202,754
Net (Decrease) Increase in Cash and Cash Equivalents	$ (4,155)	$ (20,809)

Capital Requirements for long-term Obligations

	2016	2017	2018
Note payable General Electric	315,218	630,436	254,346

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2016, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and have added four independent members to our Board of Directors, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2016 we issued 387,866 to a previous employee @ $.08 for $8,644 in notes payable, $11,332 in accrued interest and $11,030 for past due payroll.

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

EXHIBIT

NUMBER                                         DESCRIPTION

3.1 Amended and Restated Articles of Incorporation (included as exhibit 3.1 to the Current Report on Form 8-K filed July 6, 2016 and incorporated herein by reference).

3.2 Amended Bylaws (included as exhibit 3.2 to the Current Report on Form 8-K filed July 6, 2016 and incorporated herein by reference).

4.1 Registration Rights Agreement, by and between the Registrant and ETI Partners IV LLC, dated as of September 15, 2015 (included as exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.1 Asset Purchase Agreement, by and between the Registrant and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.2 Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015 (included as exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.3 Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015 (included as exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference).

10.4* Securities Purchase agreement between the company and Peak One Opportunity Fund, LP

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 22, 2016

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 22, 2016

John Bennett