Form 10-Q/A
period 2016-06-30
Probe Manufacturing Inc
filed 2016-08-24
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Clean Energy Technologies, Inc. (the "Company") for the second quarter ended June 30, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 22, 2016, (the "Original Filing"), is being filed to change footnote number 8, to correct the outstanding balance owed Nations Interbanc to $565,674 from $1,134,640. In addition, the payments to General Electric International, Inc. commence on September 30, 2016 rather than December 30, 2016.  These changes can be found in Note 8 in the notes to the financial statements. There were no changes to the financial statements themselves, as the liabilities were accurately represented.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2016, the outstanding balance was $565,674 compared to $786,227 at December 31, 2015.

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