Form 10-Q
period 2016-09-30
Probe Manufacturing Inc
filed 2016-11-18
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

[  ]Yes [X] No

    As of November 15, 2016, there were 153,978,083 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Clean Energy Technologies, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that possible future events included in these forward-looking statements will come to pass.  Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of numerous factors, including the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and except as otherwise indicated by the context, references in this report to “Company,” “CETY,” PMFI,” “Probe,” “Clean Energy,” “we,” “us,” and “our” are references to Clean Energy Technologies, Inc., (f/k/a Probe Manufacturing Inc.).  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Part I – Financial Information

Item 1. Consolidated Financial Statements

Clean Energy Technologies, Inc.

As of and for the three and nine months ended September 30, 2016

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets as of September 30, 2016 (unaudited)

and December 31, 2015 (audited)

6

Consolidated Statements of Operations (unaudited)

7

Consolidated Statements of Cash Flows (unaudited)

8

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(unaudited)
	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$ 299	$ 4,196
Accounts receivable - net	501,858	474,699
Inventory	1,013,820	1,207,409
Total Current Assets	1,515,977	1,686,304
Property and Equipment - Net	230,514	215,755

Goodwill	747,976	747,976
License	354,322	354,322
Patents	177,880	186,813
Other Assets	53,793	57,708
Total Assets	$ 3,080,462	$ 3,248,878

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 8,596	$ -
Accounts payable - trade	866,154	609,407
Accrued Expenses	1,774,782	1,412,742
Accrued Expenses Related party	103,417	143,038
Warranty Liability	241,612	241,612
Derivative Liability	56,550	-
Notes Payable - Current	1,499,097	1,291,922
Total Current Liabilities	4,550,208	3,698,721
Long-Term Debt:
Notes Payable	800,000	800,000
Net Long-Term Debt	800,000	800,000
Total Liabilities	5,350,208	4,498,721

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 15,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 143,478,083 and 139,446,765 shares issued and outstanding respectively	143,479	139,448
Additional paid-in capital	2,924,823	2,736,480
Treasury Stock	(633)	(633)
Accumulated deficit	(6,087,415)	(4,875,138)
Total Stockholders' (Deficit)	(2,269,746)	(1,249,843)
Total Liabilities and Stockholders' Deficit	$ 3,080,462	$ 3,248,878

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the three and nine months ended September 30, (Unaudited)

	three months ended September 30,		nine months ended September 30,
	2016	2015	2016	2015
Sales	$ 280,299	$ 235,838	$ 1,687,656	$ 1,848,854
Cost of Goods Sold	199,943	188,250	906,612	1,212,969
Gross Profit	80,356	47,588	781,044	635,885

General and Administrative	205,381	233,554	539,669	397,421
Salaries	203,002	159,257	628,856	457,539
Moving Expense	2,194	31,492	77,202	31,492
Professional fees	65,927	5,961	137,996	44,584
Rent	20,830	24,905	173,774	126,523
Share Based Expense	85,347	66,250	101,347	73,450
Total Expenses	582,681	521,419	1,658,844	1,131,009
Net Profit / (Loss) From Operations	(502,325)	(473,831)	(877,800)	(495,124)

Loss on disposal of fixed assets	-	-	(41,459)	-
Loss on derivative liability	(96,923)	-	(96,923)	-
Change in derivative liability	40,373	-	40,373	-
Interest Expense	(44,157)	(69,379)	(236,466)	(229,959)
Net Profit / (Loss) Before Income Taxes	(603,032)	(543,210)	(1,212,275)	(725,083)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (603,032)	$ (543,210)	$ (1,212,275)	$ (725,083)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	141,436,164	33,344,054	140,347,605	32,667,452

Net Profit / (Loss) per common share basic and diluted	(0.00)	(0.02)	(0.01)	(0.02)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30, (Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net Income / (Loss)	$ (1,212,275)	$ (725,083)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,977	23,926
Share based compensation	101,347	73,450
Loss on disposal of fixed assets	41,459	-
Loss on derivative liability	56,550	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27,159)	(123,294)
(Increase) decrease in inventory	193,585	(755,274)
(Increase) decrease in other assets	3,915	24,260
(Decrease) increase in accounts payable	256,747	(32,671)
(Decrease) increase in warranty liability	-	241,612
Other (Decrease) increase in accrued expenses	389,784	178,872
Net Cash provided / (Used) In Operating Activities	(154,070)	(1,094,202)

Cash Flows from Investing Activities
Purchase property plant and equipment	(89,262)	(130,887)
Purchase license	-	(545,112)
Cash Flows Used In Investing Activities	(89,262)	(675,999)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	8,596	(48,744)
(Decrease) increase in advances line of credit	-	301,327
Proceeds from sale of common stock	-	71,000
Proceeds from notes payable	395,512	1,500,000
(Payments) on notes payable	(164,673)	(80,064)
Cash Flows Provided / (used) By Financing Activities	239,435	1,743,519

Net (Decrease) Increase in Cash and Cash Equivalents	(3,897)	(26,682)
Cash and Cash Equivalents at Beginning of Period	4,196	27,241
Cash and Cash Equivalents at End of Period	$ 299	$ 559

Supplemental Information:
Interest Paid	$ 187,716	$ 160,281

Non-cash financing activity
Accounts receivable acquired with notes payable	$ -	$ 217,584
Inventory acquired with notes payable	$ -	$ 848,029
Property acquired with notes payable	$ -	$ 130,887
License acquired with notes payable	$ -	$ 545,112

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

(f/k/a Probe Manufacturing, Inc.)

 Notes to Consolidated Financial Statements (Unaudited)

Notes 1- GENERAL

Business Overview

We design, build, and market clean energy products focused on energy efficiency and environmentally sustainable technologies and we perform electronics manufacturing services for third parties.  Our principal products are based upon the Clean Cycle™ heat recovery system, offered by our wholly owned subsidiary Clean Energy HRS LLC.  Our Clean Cycle™ captures waste heat from a variety of sources and turns it into electricity that users can use, store, or export, such as to an external or utility power grid.  The proven, cutting-edge Clean Cycle™ technology allows commercial and industrial heat generators or sources to boost their overall energy efficiency with no additional fuel, no pollutants, and virtually no maintenance.  The engineering and manufacturing resources from our electronics manufacturing services business support our heat recovery solutions business.  We intend also to leverage these capabilities to identify and exploit other clean energy technologies and opportunities.

The Clean Cycle™ heat recovery solution is an Organic Rankine Cycle, or ORC, system.  An ORC system is a closed-loop heat recovery steam generator system, sometimes referred to as an HRS or an HRSG, that utilizes heat from a heat source, such as an existing power generation system, to heat a fluid to produce steam.  The steam then passes through a turbine generator, and turbine generator converts the kinetic energy in the steam to produce electrical energy, which can be used, stored, or exported.  The ORC cycle then recycles and further cools the fluid medium to again use heat from the external heat source to continue the power-generation cycle.

The technology at the heart of the Clean Cycle™ is a magnetic levitation bearing generator, which requires no oil or other lubricants and has no gear box.  The turbine generator and related power management electronics are what convert the kinetic energy in the steam cycle into electrical energy.  There are over 100 Clean Cycle™ HRS units installed globally with more than one million fleet operating hours in diesel, gas, and biomass applications.

The magnetic levitation bearing generator technology was originally developed by Calnetix, Inc.  General Electric International, Inc. acquired the rights to the technology in certain applications from Calnetix in 2010.  In September 2015, our CE HRS subsidiary acquired General Electric’s rights to the technology in those applications, together with General Electric’s related HRS technology and improvements, pursuant to an Asset Purchase Agreement with General Electric International, Inc. and General Electric Company that was filed as Exhibit 10.1 to the Company’s Current Report on Form 8K dated September 11, 2015 and a concurrent Transaction Completion and Financing Agreement with ETI Partners IV, LLC.  CE HRS made an initial purchase price payment of $300,000 at closing and issued a three-year $1.2 million promissory note to GEII with respect to payment of the balance of the cash portion of the purchase price.  CE HRS also assumed certain liabilities of GEII related to the acquired assets.  In connection with the Asset Purchase Agreement, the Company also entered into various ancillary agreements customary for asset acquisition transactions of this type.  Pursuant to the companion Transaction Completion and Financing Agreement facilitating our acquisition of the GE HRS assets, we issued 100,910,321 restricted shares of our common stock to ETI Partners IV, LLC (representing approximately 70% of the post-acquisition outstanding common stock).  Concurrently, we entered into a Loan, Guarantee, and Collateral Agreement and a Registration Rights Agreement with ETI Partners IV, LLC to provide a framework for further financing in the Company.

Pursuant to our license agreement with Calnetix (which General Electric assigned to us in connection with the Asset Purchase Agreement), we market and sell our Clean Cycle™ products world-wide to ORC-based application where heat is sourced from reciprocating combustion engines, of any type (other than those employed on transiting marine vessels), gas or steam turbine systems used for power generation, and biomass boiler systems.  Our rights in these applications are exclusive.  We also market our Clean Cycle™ products world-wide on a non-exclusive basis in the following applications, whether or not ORC-based:  reciprocating combustion engines, of any type (except those employed on transiting marine vessels or in the automotive application for cars, trucks, and other motor vehicles); gas or steam turbine systems with an ISO rated power output above one megawatt (1 MW); and applications that use biomass as a source of heat.  We have also periodically negotiated to obtain additional non-exclusive marketing rights to the technology from Calnetix as commercial opportunities have arisen that are not in conflict with other licensees of Calnetix.

Our growth strategy is to scale up our business by focusing on the significant installed base of power generation and biomass boiler systems ideally suited to ORC-based heat recovery systems, exploiting market segments and regions where there are significantly high electricity prices, and identifying and exploiting incentive markets as they are available.  We sell equipment and complete heat recovery systems globally directly to end customers and also through distributors.  We also commercialize our heat recovery systems through lease and energy-based programs where appropriate.   We are also developing technology co-ventures with owners of compatible power generation technology to develop integrated energy production systems to exploit additional potential customers.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,269,746 and a working capital deficit of $3,034,231 as of September 30, 2016. The company also had an accumulated deficit of $6,087,415 as of September 30, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) pursuing increased sales through existing global distribution channels and utilization of direct sales; (ii) pursuing lease and energy-based contracts with customers, including targeted island or isolated locations where the economics, energy production, and emissions reduction profiles are attractive; (iii) pursuing stable and higher-margin electronics manufacturing services contracts where the terms are favorable to the Company; (iv) arranging financing partnerships and relationships to facilitate increased lease and energy-based commercialization of our HRS products; (v) leveraging core competencies to acquire or integrate other technologies and entertain equity opportunities; and (vi) pursuing licenses of our patented technology and proprietary processes and developing cogeneration and OEM opportunities.

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

Corporate Information

We were originally incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc.  We reincorporated in Nevada in April 2005 under the name Probe Manufacturing, Inc.  In November 2015, following our acquisition of heat recovery solutions assets from General Electric, we changed our name to Clean Energy Technologies, Inc.  Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626.  Our telephone number is (949) 273-4990.  Our common stock is listed on the OTC Market Group’s Pink Open Market under the symbol “CETY.”

Our internet website address is www.cetyinc.com.  The information contained on our website is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) is presented to assist in the understanding of the Company's financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10Q.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10K.  In the opinion of management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015 and September 30, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 93% of accounts receivable at September 30, 2016 and one customer accounted for 28% and no other customer accounted for more than 10% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2016 and December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

 Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2016, we had outstanding common shares of 143,478,083 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents for the nine months ended September 30, 2016 and 2015 were 140,347,605 and 32,667,452 respectively.  As of September 30, 2016, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,625,122 additional common shares. Fully diluted weighted average common shares and equivalents for the three months ended September 30, 2016 were 143,794,838 and 32,847,574 for the same period in 2015, however were withheld from the calculation, as they were considered anti-dilutive.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the nine months ended September 30, 2016 and 2015.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has two reportable segments: Clean Energy HRS(HRS) and the legacy electronic manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. Prior to March 31, 2016 we only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

nine months ended
September 30, 2016
Net Sales
Electronics Assembly	$ 856,285
Clean Energy HRS	831,371
Total Sales	$ 1,687,656

Segment income and reconciliation before tax
Electronics Assembly	$ 100,294
Clean Energy HRS	680,750
Total Segment income	781,044

Reconciling items
General and Administrative	(1,544,921)
Share Based Expense	(101,347)
Loss on disposal of fixed assets	(41,459)
Loss on Derivative liability	(96,923)
Change in derivative liability	40,373
Interest expense	(236,466)
Net Loss before income tax	$ (1,212,275)

September 30, 2016
Total Assets
Electronics Assembly	$ 1,382,398
Clean Energy HRS	1,698,064
$ 3,080,462

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the nine months ended September 30, 2016 and 2015 we had $101,347 and $73,450 respectively, in share based expense, due to the issuance of common stock.  As of September 30, 2016 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2016, we had a net operating loss carry-forward of approximately $(6,087,415) and a deferred tax asset of approximately $2,069,721 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(2,069,721).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2016 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2016	December 31, 2015
Deferred Tax Asset	$ 2,069,721	$ 1,731,293
Valuation Allowance	(2,069,721)	(1,731,293)
Deferred Tax Asset (Net)	$ -	$ -

On September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement  with ETI Partners IV LLC, and Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company.  This resulted in a change in control.  We are in the process of analyzing the effect on the deferred tax asset and the numbers above may change as a result, however the Deferred Tax Asset (net) will remain unchanged.

We are subject to taxation in the U.S. and the states of California and Utah. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2013.  The Company is current on its federal and state tax returns.

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2016	December 31, 2015
Accounts Receivable	$ 508,858	$ 481,699
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 501,858	$ 474,699

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2016	December 31, 2015
Raw Material	$ 1,173,275	$ 1,311,069
Work in Process	88,263	143,119
Finished Goods	2,282	3,221
Total	1,263,790	1,457,409
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 1,013,820	$ 1,207,409

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2016	December 31, 2015
Capital Equipment	$ 1,809,132	$ 1,842,329
Leasehold improvements	75,436	-
Accumulated Depreciation	(1,654,054)	(1,626,574)
Net Fixed Assets	$ 230,514	$ 215,755

 NOTE 7 – ACCRUED EXPENSES

	September 30, 2016	December 31, 2015

Accrued Wages	$ 506,702	$ 339,329
Accrued Interest	233,811	27,592
Customer Deposit	5,780	204,763
Accrued Payable to GE - Estimate	935,450	792,868
Accrued Rent	196,456	48,190
Total Accrued Expenses	$ 1,878,199	$ 1,412,742

NOTE 8 – NOTES PAYABLE

Notes payable

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2016 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of

2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2016, the outstanding balance was $790,959 compared to $786,227 at December 31, 2015.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining principal balance of this note and accrued interest were converted into common stock at $.08

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining Principal balance of this note and accrued interest were converted into common stock at $.08

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at September 30, 2016 was $7,388

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on September 30, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on September 30, 2016 and continuing until September 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

On March 11, 2016, we entered into a three-year convertible note payable in the initial face amount of $75,000, which accrues interest at the rate of 1.46% per annum.  It was not convertible until six months after its issuance and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares at a price of $.006 per share for a partial conversion of this note in the amount of $15,000.  Subsequently, on November 1, 2016 the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $84,000.

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2016 the outstanding balance was $5,000.

On July 6, 2016, we entered into a six-month convertible note payable for $77,500, which accrues interest at the rate of 10% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

On August 12, 2016, we entered into a six-month convertible note payable for $57,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

Note 9 – Derivative Liabilities

On March 11, 2016, we entered into a 3-year convertible note payable with Peak One Investments for $75,000, which accrues interest at the rate of 1.46% per annum. It is not convertible for 6 months and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares @ $.006 for a partial conversion of this note in the amount of $15,000.  Subsequently on October 31, 2016 the balance of this note was paid in full.

	September 30, 2016	December 31, 2015
Derivative Liabilities on Convertible Loans:
Convertible note dated March 11, 2016	$ 56,550	$ 0

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

On February 21, 2012 Trident Manufacturing, Inc. entered into a five-year lease for the facility in Salt Lake City, Utah with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Rent
2016	40,608
2017	13,536

In April 2015, Trident entered into a sublease agreement for the facility with Lucky Spoon, LLC. The term of the sublease commenced on April 1, 2015 and expires on the last day of Trident’s lease.

On August 27, 2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on September 30, 2016.

On March 10, 2016, we signed a lease agreement for a 18,200 square-foot CTU Industrial Building at 2990 Redhill Unit A, Costa Mesa, CA.  On May 1, 2016 we moved out of the Baker Street facility and moved our operations and headquarters to the new facility.  The lease term at the new facility is seven years and two months beginning October 1, 2016.  Rental is $179,090 for the first twelve months.

Year	Lease Payment

2016	$65,603
2017	$221,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Severance Benefits

Effective at September 30, 2016, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at September 30, 2016, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

NOTE 11 – CAPITAL STOCK TRANSACTIONS

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

On June 30, 2016, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to 10,000,000.  The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2016.

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

As of September 30, 2016, we had repurchased an aggregate total of 11,500 shares of our common stock under the plan.

Common Stock Transactions

Beginning with the year 2015, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(a)(2) or 4(a)(5) of the Securities Act.

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

On August 15, 2016 we issued 562,500 shares @ $.08 to a consultant for past due amounts owed of $45,000.

On July 1, 2016 we entered into a consulting agreement with Uptick capital for 300,000 a term of 45 days. For these services, we agreed to issue a total of 300,000 shares of our common stock.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

On September 15, 2016 we issued shares @ $.006 for a partial conversion of the convertible note dated March 11, 2016 in the amount of $15,000.

Subsequently Pursuant to a subscription agreement dated October 31, 2016, Clean Energy Technologies, Inc., a Nevada corporation (the “Company”) closed a private placement pursuant to Section 4(a) (2) of the Securities Act to one investor, Cyberfuture One LP, (“Subscriber”) of an aggregate of 10,500,000 restricted common shares (“Shares”) at a price of US$0.04 per Share, for total gross proceeds of US $420,000. The offering provides that Subscriber obtains piggyback registration rights on the Shares, so long as the Subscriber holds at least 8% of the outstanding Common Stock. Also, the subscription agreement provides that if the Company and the Subscriber enter a joint venture that the Subscriber will be entitled to nominate a person to be elected to and to serve on the Board of Directors of the Company.  The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

Common Stock

Our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2016 there were 143,478,083 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 15,000 shares.  Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of six months.  We received an aggregate of $750,000 in financing in subscription for Series D Preferred Stock, or 7,500 shares.

The following are primary terms of the Series D Preferred Stock.  The Series D Preferred holders were initially entitled to be paid a special monthly divided at the rate of 17.5% per annum.  Initially, the Series D Preferred Stock was also entitled to be paid special dividends in the event cash dividends were not paid when scheduled.  If the Company does not pay the dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a special dividend of an additional 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption.  For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis.  The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one year (1) year holding period, by sending the Company a notice to convert.  The conversion rate is equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion.  The Series D Preferred Stock is redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends, provided, that if the Company gave notice to the investors that it was not in a financial position to redeem the Series D Preferred, the Company and the Series D Preferred holders are obligated to negotiate in good faith for an extension of the redemption period.  The Company timely notified the investors that it was not in a financial position to redeem the Series D Preferred and the Company and the investors have engaged in ongoing negotiations to determine an appropriate extension period.  The Company may elect to redeem the Series D Preferred Stock any time at a price equal to initial purchase price plus all accrued but unpaid dividends, subject to the investors’ right to convert, by providing written notice about its intent to redeem.  Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company.

In connection with the subscriptions for the Series D Preferred, we issued series F warrants to purchase an aggregate of 375,000 shares of our common stock at $.10 per share and series G warrants to purchase an aggregate of 375,000 shares of our common stock at $.20 per share.

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred.  In September 2015, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, that the Series D Preferred was not in default and to reduce (effective as of September 30, 2015) the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	300,000.50		300,000.50
Exercised	-	-	-	-
Outstanding September 30, 2016	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	1.75	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	1.75	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.00	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.00	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At September 30, 2016 there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of September 30, 2016 the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of September 30, 2016, the balance of the outstanding options under this plan was 30,000.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

NOTE 12 – RELATED PARTY TRANSACTIONS

Kevin Scott, one of the Board of Directors members, owns SK Polymers.  SK Polymers is a supplier to the Company.  Our Board of Directors has approved the supply transactions between SK Polymers and the Company.  On June 7, 2016 Mr. Scott resigned from our Board of Directors

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components.  From time to time, we purchase parts from Billet Electronics.  In addition, from time to time, we provide assembly and value-added services to Billet Electronics.  In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company.  Our Board of Directors has approved the transactions between Billet Electronics and the Company.

On September 11, 2015, we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation at $.05 per share.

On September 11, 2015, we issued 150,000 shares of common stock at $.05 per share for Board of Director compensation to each of Kam Mahdi our Chief Executive officer, Robert Young, Shervin Talieh, Kevin Scott, Juhani Taskinen, and John Bennett our Chief Financial Officer.

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2016, the outstanding balance was $5,000.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

NOTE 13 – SUBSEQUENT EVENTS

On November 1, 2016, we issued in a private placement to one investor, Cyberfuture One LP, an aggregate of 10,500,000 restricted common shares at a price of $0.04 per share, for total gross proceeds of US $420,000.  The Company also granted the subscriber piggyback registration rights on all shares of common stock held by the subscriber, so long as the subscriber holds at least 8% of the outstanding common stock, and we granted the subscriber a board observer right.  If the Company and a party introduced by the subscriber enter into a joint venture for manufacturing and marketing the Company’s HRS products, in lieu of such board observer, the subscriber will be entitled to nominate a person to be elected to and to serve on the Board of Directors of the Company.  The Company concurrently entered into a memorandum of agreement with a party introduced by the subscriber regarding a potential joint venture for manufacturing and marketing the Company’s HRS products in China.  The Company has not yet entered into a definitive joint venture agreement and there is no assurance that it will do so.

On November 1, 2016, we exercised our right to redeem the note, assigned our redemption right to a third-party investor, agreed to the terms of a $.005 per share fixed price conversion for a replacement note, and that investor now holds the replacement note in the principal amount of $84,000.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no other subsequent events occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (unaudited)

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms or other variations on these words or comparable terminology.  These statements are only present statements about possible future events and are not predictions.  In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements, including the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 3015 filed with the U.S. Securities and Exchange Commission.  Although we believe that the assumptions on which the forward-looking statements are based are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,269,746 and a working capital deficit of $3,034,231 as of September 30, 2016. The Company also had an accumulated deficit of $6,087,415 as of September 30, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Results for the three and nine months ended September 30, 2016, Compared to the same periods in 2015.

Net Sales

For the three months ended September 30, 2016, our revenue was $280,299 compared to $235,838 for the same period in 2015.  Our revenue increased by $44,461 for the three months ended September 30, 2016, compared to the same period in 2015 mainly due to the shut down and relocation of our facility in the third quarter of 2015.

For the nine months ended September 30, 2016, our revenue was $1,687,656 compared to $1,848,854 for the same period in 2015.  Our revenue decreased by $161,198 for the nine months ended September 30, 2016, compared to the same period in 2015. Our revenue decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations from April through June, 2016.

Major Customers

Our top five customers accounted for approximately 98% of our net sales for the three months ended September 30, 2016, compared to 85%, for the same period in 2015. Our top five customers accounted for approximately 80% of our net sales for the nine months ended September 30, 2016, compared to 81%, for the same period in 2015.

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

Gross Profit

For the three months ended September 30, 2016, our gross profits increased to 29% from 20% for the same period in 2015, mainly due to the increase in sales in 2016 and higher utilization of our direct labor in 2016.

For the nine months ended September 30, 2016, our gross profits increased to 46% from 34% for the same period in 2015, the increase was mainly due to HRS division Revenue with very low cost of salesin the first quarter of 2016.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended September 30, 2016, our SG&A cost was 208% compared to 221% for the same period in 2015. The decrease was mainly due to the increase in sales, as the SG&A expense did not increase at the same rate.

For the nine months ended September 30, 2016, our SG&A cost was 98% compared to 61% for the same period in 2015. The increase was mainly due to the relocation of our operating facility and the corresponding shut down in operations in the second Quarter of 2016.

Net (loss) from operations

For the three months ended September 30, 2016, our net profit from operations was (179%) compared to net loss from operations of (201%) for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations in the third quarter of 2015.

For the nine months ended September 30, 2016, our net profit from operations was (52%) compared to net loss from operations of (27%) for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations in the second quarter of 2016.

Net Income (loss)

For the three months ended September 30, 2016, our net loss was (215%) compared to net loss of (230)% for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

For the nine months ended September 30, 2016, our net loss was (72%) compared to net loss of (39)% for the same period in 2015. The decrease was mainly due to the relocation of our operating facility and the corresponding shut down in operations.

Loss on Disposal of Fixed Assets

For the three and nine months ended September 30, 2016, we relocated our facility and as a result recognized a net loss of $41,459 on the abandonment of certain assets related to the previous facility.

Loss on Derivative liability

On March 11, 2016, we entered into a 3-year convertible note payable for $75,000, which accrues interest at the rate of 1.46% per annum. It is not convertible for 6 months and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  As a result, for the three and nine months ended September 30, 2016, we recognized a net loss from derivative liability of $56,550.

Interest Expense

For the three months ended September 30, 2016 interest expense was $44,154 compared to $69,379 for the same period in 2015.  The decrease was mainly due to the decrease in the use of our line of credit.

For the nine months ended September 30, 2016 interest expense was $236,466 compared to $229,959 for the same period in 2015.  The increase was mainly due to the increase in the line of credit usage in the first quarter of 2016.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, (Unaudited)

	Un-audited	Un-audited
	2016	2015
Net Cash provided / (Used) In Operating Activities	$ (154,070)	$ (1,094,202)
Cash Flows Used In Investing Activities	(89,262)	(675,999)
Cash Flows Provided / (used) By Financing Activities	239,435	1,743,519
Net (Decrease) Increase in Cash and Cash Equivalents	$ (3,897)	$ (26,682)

Capital Requirements for long-term Obligations

	2016	2017	2018
Note payable General Electric	315,218	630,436	254,346

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

Future Financing

We will continue to rely on equity sales of our common shares and the issuance of debt securities or establishment of other credit facilities to continue to fund our business operations.  Issuances of additional shares or securities convertible or exchangeable for shares may result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the material weaknesses resulting from the fact that none of our present directors qualifies as a “financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed with the SEC on April 14, 2016) for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2016 we issued 387,866 shares of common stock to a previous employee at a price of $.08 for $8,644 in notes payable, $11,332 in accrued interest and $11,030 for past due payroll.

On August 15, 2016 we issued 562,500 shares of common stock at a price of $.08 to a consultant for past due amounts owed of $45,000.

On July 1, 2016 we entered into a consulting agreement with Uptick capital for 300,000 a term of 45 days. For these services, we will issue a total of 300,000 shares of our common stock.

On September 15, 2016 we issued shares @ $.006 for a partial conversion of the convertible note dated March 11, 2016 in the amount of $15,000.

Subsequently Pursuant to a subscription agreement dated October 31, 2016, Clean Energy Technologies, Inc., a Nevada corporation (the “Company”) closed a private placement pursuant to Section 4(a) (2) of the Securities Act to one  investor, Cyberfuture One LP, (“Subscriber”) of an aggregate of 10,500,000 restricted common shares (“Shares”) at a price of US$0.04 per Share, for total gross proceeds of US $420,000. The offering provides that Subscriber obtains piggyback registration rights on the Shares, so long as the Subscriber holds at least 8% of the outstanding Common Stock. Also, the subscription agreement provides that if the Company and the Subscriber enter into a joint venture that the Subscriber will be entitled to nominate a person to be elected to and to serve on the Board of Directors of the Company.  The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

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

10.4* Securities Purchase agreement between the company and Peak One Opportunity Fund, LP

10.5* Securities Purchase agreement between the company and EMA Financial, LLC, dated June 6, 2016.

10.6* Convertible note payable between the company and Auctus Fund, LLC, dated July 6, 2016.

10.7* Convertible note payable between the company and JSJ Investments, Inc., dated August 15, 2016.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 18, 2016

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 18, 2016

John Bennett