Form 10-K
period 2016-12-31
Probe Manufacturing Inc
filed 2017-04-17
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

2990 Red Hill Ave, Costa Mesa, California 92626 (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $500,574 based upon the price ($0.031) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2017 was 194,653,083 shares of common stock, $.001 par value.

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

Heat Recovery Solutions was established in 2008 and was acquired by General Electric International, Inc. in October of 2010. Heat Recovery Solutions has a proven technology and is a leader in a billion-dollar heat to power market. On September 11, 2015,On September 11, 2015, CETY acquired all assets of GE HRS and global patents and licenses for reciprocating engines, biomass and turbine applications and merged its legacy engineering and manufacturing facility with HRS.

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

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident and all its operational assets in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of CETY.  As a result, we recognized $420,673 in goodwill. On January 2. 2016 we closed the Trident facility in Utah and for the year ended December 31, 2016 we booked an impairment of the Goodwill in the amount of $420,673.

On September 11, 2015 (the “Effective Date”), Clean Energy HRS LLC (“CE HRS”), a wholly owned subsidiary CETY. (together with its consolidated subsidiaries, the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with General Electric International, Inc., a Delaware corporation (“GEII”), pursuant to which the Company acquired GEII’s Heat Recovery Solutions (“HRS”) assets, including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The HRS assets will be used by the Company to manufacture and commercialize Organic Rankine Cycle (“ORC”)-based heat recovery power systems.  The ORC system comprises GEII’s proprietary Clean Cycle turbine generator system and integrated power module, together with related components, controls, power electronics, software and equipment. The Company co-locate and integrated the HRS assets with the Company’s existing business at the current HRS facility in Costa Mesa, California. As consideration for the purchase of the HRS assets, the Company entered into a promissory note with GEII with terms defined in Asset Purchase Agreement (exhibit 10.1) and assume certain liabilities of GEII related to the acquired assets. The cash portion of the purchase price will be paid pursuant to a three-year promissory note.  In connection with the Asset Purchase Agreement, the Company entered into various ancillary agreements customary for asset acquisition transactions of this type.

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

On September 16, 2016, Mr. Dan Elliote resigned as a Director of the Company. On June 7, 2016, Mr. Kevin Scott, resigned as a Director of the Company. Neither Mr. Elliote, nor Mr. Scott’s resignations were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,268,254 and a working capital deficit of $3,307,374 and a net loss of $1,699,726 for the year ended December 31, 2016. The company also had an accumulated deficit of $6,574,864 as of December 31, 2016 and used $513,186 in net cash from operating activities for the year ended December 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Its applications include power generation from solar, geothermal and waste heat sources. As per an article published in Distributed Energy, ORCs are most useful for waste heat recovery among these three applications. Waste heat recovery can be applied to a variety of low to medium temperature heat streams. An example of a successful installation is in Marshall Island for Marshall Electric Company to offset engine fuel use and produce additional electricity. The two cycle generators will generate an estimated 184kW of net electrical power from the heat of exiting engines. The clean cycle units, which require no added fuel and produce no additional emissions, are expected to displace 3.5 million liters of fuel and 10,000 metric tons of CO2. This will be particularly useful in Island nations where the cost of energy is higher and it can offset the cost of their fuel and reduce emissions.

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

Employees

We presently have approximately 12 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel.  We have never experienced work stoppages, and are not a party to any collective bargaining agreement.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,268,254 and a working capital deficit of $3,307,374 and a net loss of $1,699,726 for the year ended December 31, 2016. The company also had an accumulated deficit of $6,574,864 as of December 31, 2016 and used $513,186 in net cash from operating activities for the year ended December 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2016, we had current liabilities of $4,595,393. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 77% of net sales during the twelve months ended December 31, 2016.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

On August 27,2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22, 973.  The lease term ended on March 31, 2016.

On May 1, 2016, we moved our corporate headquarters to 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2016, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2016.  Rental is $179,090 for the first twelve months.

Year	Lease Payment
2017	$221,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

On February 21st, 2012 Trident Manufacturing, Inc. entered into a 5 year lease with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

Year	Monthly Lease Payments
2017	13,536

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

Our Rent expense for the years ended December 31, 2016 and 2015 was $230,024 and $260,091respectively.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2016, as reported by the OTC Markets, are as follows:

2016 FISCAL YEAR	High	Low
First Quarter	$0.10	$0.044
Second Quarter	$0.0895	$0.02
Third Quarter	$0.04	$0.008
Fourth Quarter	$0.034	$0.005

2015 FISCAL YEAR	High	Low
First Quarter	$0.104	$0.042
Second Quarter	$0.1234	$0.0723
Third Quarter	$0.12	$0.065
Fourth Quarter	$0.12	$0.08

Record Holders

As of December 31, 2016, there were 155,178,083 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 240 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Qualified Equity compensation plans approved by security holders	8,818	$1.70	3,105,062
Non-Qualified Equity compensation plans approved by security holders	60,000	$1.30	-
2016 Stock Compensation Program	2,550,000	$0.03	-
Total	2,618,818	$0.06	3,105,062

Recent Sales of Unregistered Securities

For the years ended December 31, 2016 and 2015 we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

On September 10, 2015, the Company issued 900,000 shares of its common stock for Board of Director fees at $.05.

On September 10, 2015, the Company issued 400,000 shares of its common stock to John Bennett the company’s Chief Financial Officer as compensation at $.05.

On October 1, 2015, the Company issued 150,000 shares of its common stock for consulting services.

On October 2, 2015, the Company issued an aggregate of 100,910,321 shares of common stock to one investor pursuant to the Transaction Completion and Financing Agreement and 4,000,000 to one investor.  All such shares were issued to the accredited investors for cash of $500,000.

On March 11, 2016 we issued 400,000 shares of our common stock @ $.07 for financing fees.

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

On September 15, 2016 we issued 2,380,952 shares @ $.006 for a partial conversion of the convertible note dated March 11, 2016 in the amount of $15,000.

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

On December 16, 2016 we issued 1,200,000 shares @ .0031 for a partial conversion of a note dated June 6, 2016 in the amount of $3,696.

Subsequently on January 4, 2017 we issued 2,300,000 shares @ .002291 for a partial conversion of a note dated June 6, 2016 in the amount of $5,041.

Subsequently on January 4, 2017 we issued 7,000,000 shares @ .0022 for a partial conversion of a note dated July 6, 2016 in the amount of $15,400.

Subsequently on February 8, 2017 we issued 2,400,000 shares @ .00188 for a partial conversion of a note dated June 6, 2016 in the amount of $4,512.

Subsequently on February 27, 2017 we issued 8,600,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $8,600.

Subsequently on March 3, 2017 we issued 9,000,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,000.

Subsequently on March 8, 2017 we issued 600,000 shares @ .007 for compensation in the amount of $4,200.

Subsequently on March 10, 2017 we issued 9,500,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,500.

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

On September 19th 2013 we received $250,000 from a related party of Preferred Series D Preferred stock. These shares, which the issuer has agreed to issue (as described below), have not been physically issued as of the date of this filing. On September 8, 2015, the investors signed an estoppel agreement, whereby the investors agreed to reduce, (effective as of June 30, 2015), the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the penalty provided for in the IAs in respect of unpaid dividends accruing on or after such date.

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

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the years ended December 31,

	2016	2015
Sales	$ 2,047,333	$ 2,355,021
Cost of Goods Sold	1,283,011	1,686,116
Gross Profit	764,322	668,905

General and Administrative
General and Administrative expense	527,943	636,294
Salaries	933,125	1,342,158
Moving Expense	78,702	50,132
Professional fees	157,976	47,383
Rent	230,024	260,091
Share Based Expense	113,347	85,450
Total Expenses	2,041,117	2,421,508
Net Profit / (Loss) From Operations	(1,276,795)	(1,752,603)

Loss on disposal of fixed assets	(73,967)	-
Loss on Impairment of Goodwill	-	(420,673)
Loss on Impairment of Inventory	-	(11,508)
Financing Fees	(104,408)	(31,667)
Gain on Warranty Liability	141,611
Change in derivative libility	2,576	-
Loss on issuance of note	(17,989)
Beneficial Conversion feature	(52,621)
Interest Expense	(318,133)	(353,476)
Net Profit / (Loss) Before Income Taxes	(1,699,726)	(2,569,927)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,699,726)	$ (2,569,927)

Clean Energy Technologies, Inc.
Condensed consolidated Balance sheet
as of December 31,

	2016	2015

Working Capital	$ (3,307,374)	$ (2,012,417)
Total Assets	2,777,139	3,248,878
Long term Debt	450,000	800,000
Stockholder Equity	$ (2,268,254)	$ (1,249,843)

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

 Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,268,254 and a working capital deficit of $3,307,374 and a net loss of $1,699,726 for the year ended December 31, 2016. The company also had an accumulated deficit of $6,574,864 as of December 31, 2016 and used $513,186 in net cash from operating activities for the year ended December 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the year ended December 31, 2016, we had a net loss of $1,699,726 compared to a net loss of $2,569,927 for the same period in 2015. The decrease in the net loss in 2016 was mainly due to the sales in the Heat Recovery division at an increased profit margin. In addition, we recognized an impairment of the goodwill from the Trident acquisition in the amount of $420,673 in 2015 as well as a decrease in our general and administrative expenses.  For the year ended December 31, 2016, our revenue was $2,047,333 compared to $2,355,021 for the same period in 2015, For the year ended December 31, 2016, our cost of goods sold was 63% compared to 72% for the same period in 2015, mainly due to the decrease material cost as a percent of sales.  For the twelve months ended December 31, 2016, our gross margin was 37% compared to 28% for the same period in 2015.  For the twelve months ended December 31, 2016, our G&A cost was 99% compared to 103% for the same period in 2015.  For the year ended December 31, 2016, we had a net loss from operations of $1,276,795 compared to $1,752,603 for the same period in 2015. Our total stockholder’s equity decreased by $1,018,409 resulting in shareholder deficit of $2,268,254 as of December 31, 2016.  As of December 31, 2016, we had a working capital deficit of $3,307,374 compared to working capital deficit of $2,012,417 as of December 31, 2015, a decrease of $1,249,843.

	December 31,
	2015	2015
Inventory Turns	1.38	1.91
Days Sales in Backlog	101	349
Days Receivables Outstanding	75	61
Days Payables Outstanding	254	127

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory for the December 31, 2016. For the year ended December 31, 2016, our inventory turns were 1.38compared to 1.91 for the same period in 2015.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the year ended December 31, 2016, days sales in backlog was 101 days compared to 349 days for the same period in 2015.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the year ended December 31, 2016, days receivables outstanding was 75 days compared to 61 days for the same period in 2015.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the year ended December 31, 2016, days payable outstanding was 254 days compared to 127 days for the same period in 2015.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 96% of accounts receivable at December 31, 2016. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2016, we had outstanding common shares of 155,178,083 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2016 and 2015 were 142,572,730 and 59,583,060, respectively.  As of December 31, 2016, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 43,376,000 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the years ended December 31, 2016 and 2015.

Segment Information

Please see Note 2 in the footnotes to the financial statement for a discussion on our segment information.

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

Results for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

Net Sales

For the year ended December 31, 2016, our revenue was $2,047,333 compared to $2,355,021 for the same period in 2015.  Our revenue decreased by $307,688 for the year ended December 31, 2016, compared to the same period in 2015. Our revenue decreased mainly due to a move to a new building and nonoperational for several months, and establishing a new sales strategy for newly acquired HRS assets.

Major Customers

Our top 5 customers accounted for approximately 77% of our net sales for the year ended December 31, 2016, compared to 71%, for the same period in 2015. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the year ended December 31, 2016, our gross profits increased to 37% from 28% for the same period in 2015. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2016, our SG&A expense was 26% compared to 27% for the same period in 2015. The decrease was mainly due to the decrease in SG&A expenses included the transition services agreement from General Electric.

Salaries Expense

For the year ended December 31, 2016, our Salaries expense was 46% compared to 57% for the same period in 2015. The decrease was mainly due to the decrease in salaries expenses included the transition services agreement from General Electric.

Facility Lease Expense

For the year ended December 31, 2016, our Facility Lease expense was 11% compared to 11% for the same period in 2015.

Professional fees Expense

For the year ended December 31, 2016, our Professional fees expense was 8% compared to 2% for the same period in 2015. The increase was mainly due to the increase in audit related fees and increases in our legal fees.

Moving expense

For the year ended December 31, 2016, our Facility Lease expense was 4% compared to 2% for the same period in 2015. The increase was mainly due to the restoration of the facility inherited from the General Electric facility lease included in the asset purchase.

Share Based Expense

For the year ended December 31, 2016, our share based expense was 6% compared to 4% for the same period in 2015.

Net (Loss) from operations

For the year ended December 31, 2016, our net loss from operations was (62%) compared to net loss from operations of (74%) for the same period in 2015. This decrease, was primarily due to the overall reduction in the operating expenses.

Loss on impairment of Goodwill

On January 2, 2015 we closed the Trident facility in Utah and as a result for the year ended December 31, 2015 we booked an impairment of the Goodwill in the amount of $420,673.

Loss on impairment of Inventory

On January 2, 2015 we closed the Trident facility in Utah and as for the year ended December 31, 2015 we booked an impairment of the Inventory of $11,508.

Loss on derivative liability

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. As a result we recognized a net gain on derivative liability in the amount of $2,576.

On March 11, 2016, we entered into a three-year convertible note payable in the initial face amount of $75,000, which accrues interest at the rate of 1.46% per annum.  It was not convertible until six months after its issuance and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares at a price of $.006 per share for a partial conversion of this note in the amount of $15,000.  Subsequently, on November 1, 2016 the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $84,000.  As a result we recognized a loss on beneficial conversion feature of $52,621.

Financing Fees

For the year ended December 31, 2016 our financing fees expense was $104,408 compared to $31,667 for the same period in 2015, due to the issuance of convertible notes.

Gain on Warranty Liability

For the year ended December 31, 2016 we recognized a gain on our warranty liability in the amount of $141,611

Interest Expense

For the year ended December 31, 2016 interest expense was $318,113 compared to $353,476 for the same period in 2015.

Net Income / Loss

For the year ended December 31, 2016, our net loss was (83%) compared to net loss of (109)% for the same period in 2015. This decrease, was primarily due to the overall reduction in the operating expenses, in addition, we recognized $420, 673 in goodwill impairment, as a result of the closure of the Trident facility in 2015.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the years ended December 31,

	2016	2015
Net Cash provided / (Used) In Operating Activities	$ (513,186)	$ (617,553)
Cash Flows Used In Investing Activities	(75,436)	-
Cash Flows Provided / (used) By Financing Activities	590,868	594,508
Net (Decrease) Increase in Cash and Cash Equivalents	$ 2,246	$ (23,045)

Capital Requirements for long-term Obligations

	2017	2018
Note payable General Electric	$ 945,654	$ 254,346

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

DECEMBER 31, 2016

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Clean Energy Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2016. Clean Energy Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Energy Technologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the two years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC Spokane, WA
April 17, 2017

Clean Energy Technologies, Inc.
Consolidated Balance Sheet
as of December 31,

	2016	2015
Assets
Current Assets:
Cash	$ 6,442	$ 4,196
Accounts receivable - net	367,623	474,699
Inventory	913,954	1,207,409
Total Current Assets	1,288,019	1,686,304
Property and Equipment - Net	187,682	215,755

Goodwill	747,976	747,976
License	354,322	354,322
Patents	174,911	186,813
Other Assets	24,229	57,708
Total Assets	$ 2,777,139	$ 3,248,878

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 15,407	$ -
Accounts payable - trade	881,607	609,407
Accrued Expenses	1,666,816	1,412,742
Accrued Expenses Related party	107,167	143,038
Warranty Liability	100,000	241,612
Derivative Liability	102,913	-
Notes Payable - Current (net of discount)	1,716,483	1,291,922
Notes Payable - Current - Related Party	5,000	1,291,922
Total Current Liabilities	4,595,393	4,990,643
Long-Term Debt:
Notes Payable	450,000	800,000
Net Long-Term Debt	450,000	800,000
Total Liabilities	5,045,393	5,790,643

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 155,178,083 and 139,446,765 shares issued and outstanding respectively	155,180	139,448
Additional paid-in capital	3,401,430	2,736,480
Treasury Stock	-	(633)
Accumulated deficit	(6,574,864)	(4,875,138)
Total Stockholders' (Deficit)	(2,268,254)	(1,249,843)
Total Liabilities and Stockholders' Deficit	$ 2,777,139	$ 4,540,800

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the years ended December 31,

	2016	2015
Sales	$ 2,047,333	$ 2,355,021
Cost of Goods Sold	1,283,011	1,686,116
Gross Profit	764,322	668,905

General and Administrative
General and Administrative expense	527,943	636,294
Salaries	933,125	1,342,158
Moving Expense	78,702	50,132
Professional fees	157,976	47,383
Rent	230,024	260,091
Share Based Expense	113,347	85,450
Total Expenses	2,041,117	2,421,508
Net Profit / (Loss) From Operations	(1,276,795)	(1,752,603)

Loss on disposal of fixed assets	(73,967)	-
Loss on Impairment of Goodwill	-	(420,673)
Loss on Impairment of Inventory	-	(11,508)
Financing Fees	(104,408)	(31,667)
Gain on Warranty Liability	141,611
Change in derivative liability	2,576	-
Loss on issuance of note	(17,989)
Beneficial Conversion feature	(52,621)
Interest Expense	(318,133)	(353,476)
Net Profit / (Loss) Before Income Taxes	(1,699,726)	(2,569,927)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,699,726)	$ (2,569,927)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	142,572,730	59,583,060

Net Profit / (Loss) per common share basic and diluted	(0.01)	(0.04)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Stockholders Equity
December 31, 2016

	Common Stock ..001 Par		Preferred Stock		Treasury Stock		Common Stock to be issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
12/31/2014	30,676,445	30,679	7,500	750,000	11,500	(633)	93,199	1,372,624	(2,305,202)	(59,332)

Stock issued for cash	5,845,000	5,845					(70,699)	310,853		245,999
Shares Issued for Consulting	215,000	215						16,235		16,450
Shares Issued for Compensation	400,000	400						19,600		20,000
Shares Issued For BOD Fees	1,400,000	1,400					(22,500)	70,100		49,000
Rounding	(1)									-
Shares issued to ETI Pursuant to the TCF Agreement	100,910,321	100,910						199,090		300,000
Goodwill from ETI transaction								747,976		747,976
Net Loss									(2,569,936)	(2,569,936)
12/31/2015	139,446,765	$ 139,449	$ 7,500	$ 750,000	$ 11,500	$ (633)	$ -	$ 2,736,477	$ (4,875,138)	$ (1,249,843)

										-
Shares Issued for Financing fees	400,000	400						27,600		28,000
Shares Issued for Note conversion	387,866	388						30,641		31,029
Shares Issued for Note conversion	2,380,952	2,381						12,619		15,000
Shares issued for Services	300,000	300						8,700		9,000
Share based Expense for options issued								76,347		76,347
Shares issued for conversion of accrued expenses	562,500	563						44,438		45,000
Shares Issued for Note conversion	1,200,000	1,200						3,120		4,320
Shares issued for cash	10,500,000	10,500						409,500		420,000
Beneficial Conversion Feature								52,621		52,621
Shares no longer valid					(11,500)	633		(633)		-
Net Loss									(1,699,726)	(1,699,726)
December 31, 2016	155,178,083	$ 155,180	7,500	$ 750,000	-	$ -	$ -	$ 3,401,430	$ (6,574,864)	$ (2,268,254)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31,

	2016	2015
Cash Flows from Operating Activities:
Net Income / (Loss)	$ (1,699,726)	$ (2,569,936)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,444	42,122
Share based compensation	113,347	-
Loss on disposal of fixed assets	73,967
Change in Derivative Liability	29,997	-
Gain on Warranty Liability	(141,612)	-
Beneficial Conversion Feature	52,621	-
Penalty on Convertible note	-	-
Goodwill impairment	-	420,673
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	107,076	49,425
(Increase) decrease in inventory	293,455	198,002
(Increase) decrease in other assets	33,479	(22,652)
(Decrease) increase in accounts payable	272,197	42,874
Other (Decrease) increase in accrued expenses	346,439	1,079,393
Other (Decrease) increase in accrued expenses - Related Party	(35,870)	57,096
Net Cash Used In Operating Activities	(513,186)	(703,003)

Cash Flows from Investing Activities
Purchase property plant and equipment	(75,436)	-
Purchase of patents and Licenses	-	-
Cash Flows Used In Investing Activities	(75,436)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	15,407	(48,744)
Proceeds from convertible notes	391,250
(Decrease) increase in advances line of credit	(97,258)	392,828
Penalty on convertible note	24,000
Increase in GE
Change in derivative liability	-
Proceeds from sale of common stock	420,000	246,000
Proceeds from Sale of common stock to ETI Pursuant to the TCF Agreement	-	300,000
Proceeds from notes payable - Related Party	5,000	32,000
Payments on notes payable
Payments on notes payable	(167,531)	(327,576)
Cash Flows Provided By Financing Activities	590,868	594,508

Net (Decrease) Increase in Cash and Cash Equivalents	2,246	(108,495)
Cash and Cash Equivalents at Beginning of Period	4,196	27,241
Cash and Cash Equivalents at End of Period	$ 6,442	$ (81,254)

Supplemental Cashflow Information:
Interest Paid	273,715	327,582
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Inventory Acquired	-	848,029
Lease assets aquired	-	217,584
Property plant and Equipment Acquired	-	130,887
Intangible Assets Acquired	-	545,112
Warranty Liability Assumed	-	(241,611)
Note Payable for Assets Purchased	-	(1,400,000)
Assumed Severance Liability	-	(100,000)

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

The GE HRS asset acquisition and related financing transactions resulted in a change of control of the Company according to FASB No. 2014-17 Business Combinations (Topic 805).  As a result, the transactions qualify as a business combination.  In accordance with Topic 805, the Company elected to apply pushdown accounting, using the valuation date of December 31, 2015.  As a result we recognized $747,976 in goodwill.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,268,254 and a working capital deficit of $3,307,374 and a net loss of $1,699,726 for the year ended December 31, 2016. The company also had an accumulated deficit of $6,574,864 as of December 31, 2016 and used $513,186 in net cash from operating activities for the year ended December 31, 2016. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2015 and December 31, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 96% of accounts receivable at December 31, 2016. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2016 and December 31, 2015, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2016, we had outstanding common shares of 155,178,083 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2016 and 2015 were 142,572,730 and 59,583,060, respectively.  As of December 31, 2016, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 43,376,000 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the year ended December 31, 2016 and 2015.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has two reportable segments: Clean Energy HRS (HRS) and the legacy electronic manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. Prior to March 31, 2016 we only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

Year ended
December 31, 2016
Net Sales
Electronics Assembly	1,222,856
Clean Energy HRS	824,477
Total Sales	2,047,333

Segment income and reconciliation before tax
Electronics Assembly	145,858
Clean Energy HRS	618,464
Total Segment income	764,322

Reconciling items
General and Administrative	(1,927,770)
Share Based Expense	(113,347)
Loss on disposal of fixed assets	(73,967)
Gain on Derivative liability	2,576
Loss on issuance of note	(17,989)
Financing Fees	(104,408)
Gain on Warranty liability	141,611
Beneficial Conversion Feature	(52,621)
Interest expense	(318,133)
Net Loss before income tax	(1,699,726)

December 31, 2016
Total Assets
Electronics Assembly	1,219,848
Clean Energy HRS	1,557,291
2,777,139

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the year ended December 31, 2016 and 2015 we had $113,347 and $85,450 respectively, in share based expense, due to the issuance of common stock.  As of December 31, 2016 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2016, we had a net operating loss carry-forward of approximately $(2,0489,37) and a deferred tax asset of $696,639 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(696,639).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2016 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2016	December 31, 2015
Deferred Tax Asset	$ 696,639	$ 118,732
Valuation Allowance	(696.639)	(118,732)
Deferred Tax Asset (Net)	$ -	$ -

On September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement  with ETI Partners IV LLC, and Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company.  This resulted in a change in control, which limited the net operating to that date forward.

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

•

Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•

Update 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•

Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update)

•

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

•

Update 2016-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•

Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

•

Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•

Update 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•

Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

•

Update 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2016	December 31, 2015
Accounts Receivable	$ 374,623	$ 481,699
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 367,623	$ 474,699

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2016	December 31, 2015
Raw Material	$ 1,136,850	$ 1,311,069
Work in Process	27,104	143,119
Finished Goods	-	3,221
Total	1,163,954	1,457,409
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 913,954	$ 1,207,409

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2016	December 31, 2015
Capital Equipment	$ 1,772,632	$ 1,842,329
Leasehold improvements	75,436	-
Accumulated Depreciation	(1,660,386)	(1,626,574)
Net Fixed Assets	$ 187,682	$ 215,755

 NOTE 7 – ACCRUED EXPENSES

	December 31, 2016	December 31, 2015

Accrued Wages	419,501	339,329
Accrued Interest	148,456	27,592
Accrued Interest Related party	107,167	143,038
Customer Deposit	3,000	204,763
Accrued Payable to GE - TSA	972,233	792,868
Accrued Rent	123,626	48,190
Total Accrued Expenses	1,773,983	1,555,780

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2016 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2016, the outstanding balance was $790,959 compared to $786,227 at December 31, 2015.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining principal balance of this note and accrued interest were converted into common stock at $.08.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining Principal balance of this note and accrued interest were converted into common stock at $.08

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at December 31, 2016 was $7,388.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until December 31, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

Convertible notes

On March 15, 2016, we entered into a three-year convertible note payable in the initial face amount of $75,000, which accrues interest at the rate of 1.46% per annum.  It was not convertible until six months after its issuance and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares at a price of $.006 per share for a partial conversion of this note in the amount of $15,000.  On November 1, 2016 the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $84,000.

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696.  Subsequently on January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042.

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2016 the outstanding balance was $5,000.

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

On November 2, 2016, we effected the repayment of the convertible note dated March 15, 2016 for an aggregate amount of $84,000.  Concurrently, we entered into an Escrow Funding Agreement with Red Dot Investment, Inc., a California corporation (“Reddot”), pursuant to which Reddot deposited funds into escrow to fund the repayment and we assigned to Reddot our right to acquire the convertible note and Reddot acquired the convertible note.  Concurrently, we and Reddot amended the convertible note (a) to have a fixed conversion price of $.005 per share, subject to potential further adjustment in the event of certain Common Stock issuances, (b) to have a fixed interest rate of ten percent (10%) per annum with respect to both the redemption amount and including a financing fee and any costs, expenses, or other fees relating to the convertible note or its enforcement and collection, and any other expense for or on our account (in each case with a minimum 10% yield in the event of payoff or conversion within the first year), such amounts to constitute additional principal under the convertible note, as amended, and (c) as otherwise provided in the Escrow Funding Agreement.  The March 2016 convertible note, as so amended, is referred to as the “Master Note.”

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3.855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.

Concurrently with the foregoing note repayments, we entered into a Credit Agreement and Promissory Note (the “Credit Agreement”) with Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation (“MW I”), pursuant to which MW I deposited funds into escrow to fund the repayment of the convertible notes and we assigned to MW I our right to acquire the convertible notes and otherwise agreed that MW I would be subrogated to the rights of each note holder to the extent a note was repaid with funds advanced by MW I.  Concurrently, MW I acquired the Master Note and we agreed that all amounts advanced by MG I to or for our benefit would be governed by the terms of the Master Note, including the payment of a financing fees, interest, minimum interest, and convertibility. Reddot is MW I’s agent for purposes of administration of the Credit Agreement and the Master Note and advances thereunder.

The foregoing summary descriptions of the Escrow Funding Agreement (including amendments to the Master Note), the Settlement Agreement, and the Credit Agreement are not complete and are qualified in their entirety by reference to the full texts thereof, copies of which were included as Exhibits 10.02 to our Current Report on Form 8-K dated October 31, 2016 and to Exhibits 10.01 and 10.02 to our Current Report on Form 8-K dated January 4, 2016.  The foregoing summary description of the original Master Note is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was included as Exhibit 10.03 to our Current Report on Form 8-K dated October 31, 2016.

Note 9 – Derivative Liabilities

On March 11, 2016, we entered into a 3-year convertible note payable with Peak One Investments for $75,000, which accrues interest at the rate of 1.46% per annum. It was not convertible for 6 months and had a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares @ $.006 for a partial conversion of this note in the amount of $15,000.  Subsequently on October 31, 2016 the balance of this note was paid in full.

	December 31, 2016	December 31, 2015
Derivative Liabilities on Convertible Loans:
Convertible note dated June 6, 2016	$ 102,913	$ 0

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

On August 27, 2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on December 31, 2016.

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

Our Rent expense for the years ended December 31, 2016 and 2015 was $230,024 and $260,091respectively.

Severance Benefits

Effective at December 31, 2016, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at December 31, 2016, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

On March 11, 2016 we issued 400,000 shares of our common stock @ $.07 for financing fees.

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

On September 15, 2016 we issued 2,380,952 shares @ $.006 for a partial conversion of the convertible note dated March 11, 2016 in the amount of $15,000.

On October 31, 2016, Clean Energy Technologies, Inc., a Nevada corporation (the “Company”) closed a private placement pursuant to Section 4(a) (2) of the Securities Act to one investor, Cyberfuture One LP, (“Subscriber”) of an aggregate of 10,500,000 restricted common shares (“Shares”) at a price of US$0.04 per Share, for total gross proceeds of US $420,000. The offering provides that Subscriber obtains piggyback registration rights on the Shares, so long as the Subscriber holds at least 8% of the outstanding Common Stock. Also, the subscription agreement provides that if the Company and the Subscriber enter a joint venture that the Subscriber will be entitled to nominate a person to be elected to and to serve on the Board of Directors of the Company.  The restricted common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. person.

On December 16, 2016, we issued 1,200,000 shares @ .0031 for a partial conversion of a note dated June 6, 2016 in the amount of $3,696.

Subsequently on January 4, 2017 we issued 2,300,000 shares @ .002291 for a partial conversion of a note dated June 6, 2016 in the amount of $5,041.

Subsequently on January 4, 2017 we issued 7,000,000 shares @ .0022 for a partial conversion of a note dated July 6, 2016 in the amount of $15,400.

Subsequently on February 8, 2017 we issued 2,400,000 shares @ .00188 for a partial conversion of a note dated June 6, 2016 in the amount of $4,512.

Subsequently on February 27, 2017 we issued 8,600,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $8,600.

Subsequently on March 3, 2017 we issued 9,000,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,000.

Subsequently on March 8, 2017 we issued 600,000 shares @ .007 for compensation in the amount of $4,200.

Subsequently on March 10, 2017 we issued 9,500,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,500.

Common Stock

Our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2016 there were 155,178,083 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred.  In September 2015, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, that the Series D Preferred was not in default and to reduce (effective as of December 31, 2015) the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	.50	(300,000)	.50
Exercised	-	-	-	-
Outstanding December 31, 2016	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	1.75	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	1.75	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	2.00	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	2.00	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At December 31, 2016 there were 15,122 outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of December 31, 2016 the balance of the outstanding options under this plan is 30,000.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of December 31, 2016, the balance of the outstanding options under this plan was 30,000.

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

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2016, the outstanding balance was $5,000.

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

Note 13 - Warranty Liability

For the year ended December 31, 2016 we recognized a gain on our warranty liability in the amount of $141,611.

This gain was the result of a reduction in our warranty liability, as most of the units in the field are no longer under warranty.

NOTE 14 – SUBSEQUENT EVENTS

On March 15, 2016, we entered into a three-year convertible note payable in the initial face amount of $75,000, which accrues interest at the rate of 1.46% per annum.  It was not convertible until six months after its issuance and has a conversion rate of sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016, we issued shares at a price of $.006 per share for a partial conversion of this note in the amount of $15,000.  On November 1, 2016, the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $84,000.

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016, we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696.  Subsequently on January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042. On January 9, 2017, the Company exercised its right to redeem a portion of the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $97,506.

On July 6, 2016, we entered into a six-month convertible note payable for $77,500, which accrues interest at the rate of 10% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On January 9, 2017, the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $89,401.

On August 12, 2016, we entered into a six-month convertible note payable for $57,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On January 9, 2017, the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $85,500.

On November 2, 2016, we effected the repayment of the convertible note dated March 15, 2016 for an aggregate amount of $84,000.  Concurrently, we entered into an Escrow Funding Agreement with Red Dot Investment, Inc., a California corporation (“Reddot”), pursuant to which Reddot deposited funds into escrow to fund the repayment and we assigned to Reddot our right to acquire the convertible note and Reddot acquired the convertible note.  Concurrently, we and Reddot amended the convertible note (a) to have a fixed conversion price of $.005 per share, subject to potential further adjustment in the event of certain Common Stock issuances, (b) to have a fixed interest rate of ten percent (10%) per annum with respect to both the redemption amount and including a financing fee and any costs, expenses, or other fees relating to the convertible note or its enforcement and collection, and any other expense for or on our account (in each case with a minimum 10% yield in the event of payoff or conversion within the first year), such amounts to constitute additional principal under the convertible note, as amended, and (c) as otherwise provided in the Escrow Funding Agreement.  The March 2016 convertible note, as so amended, is referred to as the “Master Note.”

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3.855.55 in accrued interest) into shares of Common Stock, as described below.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  The holder has converted $21,512.00 into shares of Common Stock, as described below. On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.

Concurrently with the foregoing note repayments, we entered into a Credit Agreement and Promissory Note (the “Credit Agreement”) with Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation (“MW I”), pursuant to which MW I deposited funds into escrow to fund the repayment of the convertible notes and we assigned to MW I our right to acquire the convertible notes and otherwise agreed that MW I would be subrogated to the rights of each note holder to the extent a note was repaid with funds advanced by MW I.  Concurrently, MW I acquired the Master Note and we agreed that all amounts advanced by MG I to or for our benefit would be governed by the terms of the Master Note, including the payment of a financing fees, interest, minimum interest, and convertibility.  Reddot is MW I’s agent for purposes of administration of the Credit Agreement and the Master Note and advances thereunder.

The foregoing summary descriptions of the Escrow Funding Agreement (including amendments to the Master Note), the Settlement Agreement, and the Credit Agreement are not complete and are qualified in their entirety by reference to the full texts thereof, copies of which were included as Exhibits 10.02 to our Current Report on Form 8-K dated October 31, 2016 and to Exhibits 10.01 and 10.02 to our Current Report on Form 8-K dated January 4, 2016.  The foregoing summary description of the original Master Note is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was included as Exhibit 10.03 to our Current Report on Form 8-K dated October 31, 2016.

Subsequently on January 4, 2017 we issued 2,300,000 shares @ .002291 for a partial conversion of a note dated June 6, 2016 in the amount of $5,041.

Subsequently on January 4, 2017 we issued 7,000,000 shares @ .0022 for a partial conversion of a note dated July 6, 2016 in the amount of $15,400.

Subsequently on February 8, 2017 we issued 2,400,000 shares @ .00188 for a partial conversion of a note dated June 6, 2016 in the amount of $4,512.

Subsequently on February 27, 2017 we issued 8,600,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $8,600.

Subsequently on March 3, 2017 we issued 9,000,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,000.

Subsequently on March 8, 2017 we issued 600,000 shares @ .007 for compensation in the amount of $4,200.

Subsequently on March 10, 2017 we issued 9,500,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $9,500.

Subsequently on April 3, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $7,700.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

(b)                 Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2016.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 16, 2016, Mr. Dan Elliote resigned as a Director of the Company. On June 7, 2016, Mr. Kevin Scott, resigned as a Director of the Company. Neither Mr. Elliote, nor Mr. Scott’s resignations were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 13, 2015, Probe Manufacturing, Inc., a Nevada corporation, (the “Company”), with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada. As a result of the Certificate of Amendment, the Company has, changed its name to “Clean Energy Technologies, Inc.”.

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

Kambiz Mahdi, age 52, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to CETY, Mr. Mahdi was technical director at Future Electronics for six years supporting Motorola, Analog Devices and Micro Chip technologies and product lines. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top 100 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 56, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic Manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

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

Robert Young, age 63, prior to joining our board of directors in June of 2012, Mr. Young was Director of Mobile Services for Boeing Satellite Systems, Inc. (“BSS”), the world’s largest manufacturer of commercial satellites, where he was responsible for developing communication and navigation services for governmental and commercial clients. Prior to joining BSS, Mr. Young was the CFO and Chief of Business Operations for a joint venture between Hughes Electronics, General Motors and Delco Electronics. Previously, Mr. Young was assigned to the Hughes Electronics Corporate Office where he was responsible for mergers and acquisitions, identifying and developing foreign offset programs and served as the Hughes Chief Economist.  Mr. Young currently sits on the board of Kinecta Federal Credit Union, which is the 19th largest credit union in the United States (having previously served as Kinecta’s Chairman of the board of directors from 2007-2009).  Mr. Young received his B.S. degree from the San Diego State University and an M.BA. from Loyola Marymount University.

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

Kevin Scott age  53 - is President of SK Polymers, Inc., which provides distribution and consulting services in the North American Petro-Chemical market.  Mr. Scott brings 25 years of expertise in marketing and procurement stemming from his previous positions at privately held groups such as Rimpac International and Major North American Petro Chemical companies such as Eastman Chemical Company, Ineos and Lyondell Basell.  Mr. Scott currently serves as board chair of the Children ’ s Dental Center of Greater Los Angeles, an organization that provides education, dental screening and clinical services to the underserved children of Los Angeles.  Mr. Scott received his B.S. degree from Franklin University in Business Administration.

On June 7, 2016, Mr. Kevin Scott, resigned as a Director of the Company. Mr. Scott’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Meddy Sahebi age 61 – Meddy Sahebi, has over 35 years of experience in business development, where he has focused specifically on finding opportunities in emerging markets, and product development. Mr. Sahebi, was a founder of Mann Healthcare Partners, in 2011, and has been a director since that time.  From 2008 to 2011, Mr. Sahebi was a business development consultant to Crescent Financial Partners, a Los Angeles – based private equity and merchant banking firm. While at Crescent, Mr. Sahebi focused on business development for fast growing, early-stage and middle market companies across multiple industries ranging from high-tech to real estate to energy companies. Prior to 2008, Mr. Sahebi founded a consulting company that worked with master developers to develop eco-friendly, socially responsible, sustainable communities comprising of entertainment, commercial and residential real estate projects in the United States and Canada. The Board of Directors appointed Mr. Sahebi as Chairman of the Board of the Company due to his strong experience in management of small to mid-size companies and his work in the emerging markets.

William Maloney age 57 – William Maloney has been the President of Bioenergy Associates, LLC, since 2008, where he is currently managing consultants and providing advisory services to biofuels and bioenergy producers, traders and project developers. Mr. Maloney has been involved in the renewable energy sector for over 30 years. Previously to working at Bioenergy Associates, Mr. Maloney served as President and CEO of Pacific West Energy, LLC, a renewable energy company involved in developing renewable energy projects in Hawaii, and affiliated with Province Line Capital LLC, a company that traded in soft commodities and biofuels, as well as, providing consulting and advisory services. From 1996 – 2008 Mr. Maloney served as Director of Business development for ED & F Man Alcohols. In this position Mr. Maloney was responsible for fuel ethanol sales in the USA as well as project evaluation and development in the US and Central America. In addition to ED & F Man, Mr. Maloney has or continues to provide consulting services to such firms the Louis Dreyfus, Vitol SA, Morgan Stanley, Pacific Ventures, Pacific International Energy Solutions, Windstrip and Aloha Petroleum.  Prior to joining ED & F Man Mr. Maloney was the principal owner and director of Caribbean Pacific Alcohol Company (1992-1998), owner and operator of a twelve million gallon per annum ethanol plant in Kingston, Jamaica. The Board of Directors believes that Mr. Maloney’s experience in the renewable energy sectors and his financial knowledge would be a valuable asset to the Company, and as such, has elected Mr. Maloney as a Director to the Company.

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

Daniel Elliott  age 44– Daniel Elliott is a recognized leader in business development and strategy in the sustainable energy sector. Mr. Elliott was the President/CEO/Board Member of Microvast, Inc. in Stafford, TX from 2009 to 2010, a Lithium Ion Battery MFG with locations in Texas and China with approximately 600 employees, manufacturing LTO lithium batteries for high power applications, i.e., buses, trucks, cranes, power grid, heavy equipment. He was the board member of VRDT Corporation, a holding company of energy assets, including lithium battery plant in Germany, investments in Netherlands for energy assets. Mr. Elliott is the Chief Strategy Officer of Symblu, LLC since 2011 to present. Symblu is a renewable energy development company, developing large solar projects, battery energy storage projects and invests into battery plants. Mr. Elliott has worked around the globe identifying and commercializing leading edge technologies. With more than two decades of experience in operations, business development and distressed company turn-around strategies, Mr. Elliott is able to efficiently assess complex business issues and bring effective action plans to realization. Mr. Elliott has previously worked on major initiatives with dozens of leading companies such as Ford Motor Company, DaimlerChrysler, Honda, MagnaSteyr, Roush, Bosch, Toshiba, Coslight, Yintong Energy, Microvast and others. In 2008, Mr. Elliott was the recipient of the Department of Energy’s, “Energy Innovators Award.”  Mr. Elliott was appointed as a Director of the Company on account of his previous work developing businesses and his work in the sustainable energy sector. On September 16, 2016, Mr. Dan Elliote resigned as a Director of the Company. Mr. Elliote’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Erin Falconer age 41 – Erin Falconer, is the co-owner and Editor-in-Chief of PickTheBrain.com, which is currently one of the most successful self-development websites on the internet, with Forbes Magazine distinguishing her blog as “One of the Top 100 Most Influential Sites for Women”, in 2013.  In 2012, Erin along with her partner, raised one million dollars to fund her tech start-up LEAF.tv (an ecommerce video brand for the Millennial generation). She was president until 2015, when LEAF was sold to publicly traded, Demand Media. She is now the General Manager of the brand. Simultaneously, since 2008, Erin has been the Editor in Chief and co-owner of PickTheBrain - one of the most successful and respected self-improvement blogs online, today.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held nine meetings during the fiscal year ended December 31, 2016. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We have a Seven-member Board of Directors, five of our directors can be deemed an “independent directors.”

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

Committees of our Board of Directors -

We have no standing committees of our Board of Directors at the current time, which is again due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee.  The functions that these committees will perform are currently being performed by our Seven-member Board.

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

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626, Attention: Chief Executive Officer.

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

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626; Attention: Chief Executive Officer. Our Code of Ethics is also available on our website, http://CETY.io/. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

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

Fiscal Years 2016 and 2015 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2016 and 2015.

Fiscal Years 2016 and 2015 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. For we issued the 450,000 shares of common stock options to our five independent directors.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock options or other stock awards pursuant to the discretionary grant program during fiscal year 2016 or 2015.

Director Summary Compensation in Fiscal Years 2016 and 2015

The following table sets forth the fiscal years 2015, and 2016 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Shervin Talieh 2015	$ -	$ 7,500	$ 7,500
Shervin Talieh 2016	-	-	-

Robert Young 2015	$ -	$ 7,500	$ 7,500
Robert Young 2016	$ -	$ -	$ -

Kevin Scott 2015	$ -	$ 7,500	$ 7,500
Kevin Scott 2016	$ -	$ -	$ -

Meddy Sahebi 2015	$ -	$ -	$ -
Meddy Sahebi 2016	$ -	$ -	$ -

William Maloney 2015	$ -	$ -	$ -
William Maloney 2016	$ -	$ -	$ -

Juha Rouvinen 2015	$ -	$ -	$ -
Juha Rouvinen 2016	$ -	$ -	$ -

Daniel Elliott 2015	$ -	$ -	$ -
Daniel Elliott 2016	$ -	$ -	$ -

Erin Falconer 2015	$ -	$ -	$ -
Erin Falconer 2016	$ -	$ -	$ -

 (1)       This column represents the amount of cash compensation earned in fiscal years 2016, and 2015 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years, 2016, and 2015 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

Change of Control and Termination Provisions

We currently have stock options issued and outstanding to our non-employee directors to purchase 2,550,000 shares of our common stock @ $.03 per shar. In the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, no acceleration of the termination of any of the restrictions applicable to Restricted Shares, Restricted Stock Unit Awards, Options or Stock Appreciation Rights as defined in the 2011 Plan shall occur in the event of a change in control, unless otherwise provided by our Board of Directors or committee thereof, in such grant.

EXECUTIVE OFFICERS AND DIRECTORS

        The names, ages and positions of our executive officers and Directors as of December 31, 2016 are as follows:

Name	Age	Position
Kambiz Mahdi	52	Chief Executive Officer and Member of Board of Directors
John Bennett	56	Chief Financial Officer and Member of Board of Directors
Robert Young	63	Director
Kevin Scott	53	Director
Meddy Sahebi	61	Chairman
William Maloney	57	Director
Juha Rouvinen	50	Director
Daniel Elliott	45	Director
Erin Falconer	41	Director

We added 4 additional board members in 2015

The biographies of our directors can be found on page 55 in this Annual Report under the heading entitled “Our Directors”

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

Compensation Committee

We currently do not have a standing compensation committee of our Board of Directors at the current time, which is again due to the size of our operations. As our company grows, we plan to establish a compensation committee to address this specific area.  The functions of a compensation committee are currently being performed by our Seven-member Board.

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

Role of Executive Officers in Compensation Decisions

Since our Board is composed of our chief executive officer and our chief financial officer, our executives are directly involved in all facets of our compensation structure and in the implementation of the long-term executive agreements entered into with our chief executive officer and our chief financial officer.  However, in determining the fairness, which took into account the company’s revenue growth and the benefit to our shareholders in providing continuity of management at this critical stage in the company’s growth makes, the considerations and recommendations of the five independent Board members..

Fiscal Year 2015 and 2016 Executive Compensation

Summary of Fiscal Year 2015 and 2016 Compensation Decisions

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

The following table sets forth the fiscal year 2013, 2014, 2015 and 2016 compensation for:

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

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)(3)	($)(4)	($)	($)	($)		($)
Kambiz Mahdi (1)	2015	$178,836	$ -	$7,500	$ -	$ -	$ -	$ -	186,336
Chief Executive Officer	2016	$195,000	$ -	$ -	$ -	$ -	$ -	$ -	169,363

John Bennett (2)	2015	$126,758	$ -	$27,500	$ -	$ -	$ -	$ -	154,258
Chief Financial Officer	2016	$80,000	$ -	$ -	$ -	$ -	$ -	$ -	74,821

Summary Compensation Table

1)

On October 1, 2015, we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000 In 2015 Mr. Mahdi was paid total salary of $178,836. In 2015 and 2016 Mr. Mahdi received $7,500 and $0 respectively in the form of Common stock for his service on the Board of directors.  In 2016 Mr. Mahdi was paid $169,363 and is still due $116,210 from 2016 due to lack of capital. Mr. Mahdi is owed a total of $121,284 in past due salaries.

2)      In 2015 Mr. Bennett took a 10% pay cut from $140,000 to $126,000. In addition, in 2015 and 2016, Mr. Bennett received $7,500 and $0 in the form of Common stock for his service on the Board of directors. In addition, in 2015 Mr. Bennett received $20,000 in the form of Common stock per his employment agreement.  In 2016 Mr. Bennett was paid $74,821 and is still due $64,283 from 2016 due to lack of capital. Mr. Bennett is owed a total of $72,274 in past due salaries.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2014, 2015 and 2016.

4)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock at $.33 per share on February 28, 2008.  Both option grants expired on February 08, 2017.  As of December 31, 2016, Mr. Bennett has not exercised his option grants.

Outstanding Equity Awards at 2016 Fiscal Year-End

 The following table presents information about outstanding options and stock awards held by our named executive officers as of December 31, 2016.

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

_______________

(1) Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2016, Mr. Bennett has not exercised his option grants.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.    For the years ended December 31, 2016 and 2015, we had $0 in non-vested expense to be recognized.

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

The following table shows, as of December  31, 2016, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 155,178,083 shares of our common stock outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

ETI Capital Partners (8)	84,580,323	51%
Cyberfuture One LP	25,830,000	15%
Kambiz Mahdi (2) and (12) Director	6,866,000	4%
Luxus Micro Cap, SA. (7) Forner Director	4,400,000	3%
John Bennett (3) Director	1,359,200	1%
Shervin Talieh (4) Former Director	400,000	0%
Kevin Scott	150,000	0%
Robert Young (5) Director	400,000	0%
Meddy Sahebi – Director (9)	-	0%
William Maloney – Director (10)	-	0%
Juha Rouvinen – Director (11)	-	0%
Daniel Elliott – Director	-	0%
Erin Falconer - Director	-	0%
All directors and officers as a group (5 persons)	123,910,523	84%
Total Outstanding 12/31/2016	155,178,083

(1)	The address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626.
(2)

The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees. In 2015 and 2016 Mr. Mahdi received 150,000 and 0 respectively in the form of Common stock for his service on the Board of directors.

(3)

On March 18, 2011, Mr. Bennett purchased 102,092 shares of Probe Manufacturing, Inc. (the "Company") from Barrett Evans, the former CEO and chairman of the Company in a private transaction for $5,000, or $0.048 per share. In addition, on June 26, 2011, Mr. Bennett was granted 100,000 shares of the Company's common stock as additional compensation for his employment with the Company for the year ended December 31, 2012. In addition, Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expire on February 08, 2017.  As of December 31, 2016, Mr. Bennett has not exercised his option grants.  Pursuant to Mr. Bennett's employment contract with the Company, he was granted 400,000 shares in 2014 and 400,000 in 2015.  He was also granted 100,000 shares for Board of director fees 2014 and 150,000 shares in 2015.

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

(6)

Kevin Scott was appointed to serve as a member of the issuer's board of directors to fill a vacancy on the board on February 1, 2015 In 2015, Kevin Scott received 150,000 shares, in the form of Common stock for his service on the Board of directors.  On June 7, 2016, Mr. Kevin Scott, resigned as a Director of the Company. Mr. Scott’s resignations was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

 (12)

Includes 16,000,000 shares of common stock as to which Mr. Mahdi may be deemed to have indirect beneficial ownership through his ownership interest in P-IV.  Mr. Mahdi’s ownership interest in P-IV is subject to repurchase by P-IV for nominal consideration over a four-year vesting period based on his continued service to the Company.  The repurchase right lapses as to one-fourth of Mr. Mahdi’s ownership interest in P-IV on each of the first through fourth anniversaries from October 1, 2015.  Mr. Mahdi does not have the power to vote or direct the vote of any of such shares of common stock as to which he may be deemed to have indirect beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 Director Independence

We have a seven-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, five of our directors can be deemed an “independent directors.”

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

 Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2016 and December 31, 2015 are set forth in the table below:

Services:	2016	2015
Audit Fees (1)	$ 62,846	$ 49,813
Audit Related Fees (2)	1,400	1,200
Tax Fees (3)	1,500	1,500
Total	$ 52,513	$ 47,202

(1)

Audit fees billed in 2015 and 2016 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2016 and December 31, 2015 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 17th day of April, 2017.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 17, 2017

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 17, 2017

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

Date: April 17, 2017

/s/ John Bennett                              Chief Financial Officer and Director

_______________________          (principal financial officer)

By: John Bennett

Date: April 17, 2017

/s/Robert Young	/s/ Juha Rouvinen
Robert Young – Director Dated: April 17, 2017	Juha Rouvinen – Director Dated: April 17, 2017

/s/Meddy Sahebi	/s/ William Maloney
Meddy Sahebi – Director Dated: April 17, 2017	William Maloney – Director Dated: April 17, 2017

/s/ Erin Falconer
Erin Falconer – Director Dated: April 17, 2017

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

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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