Form 10-K/A
period 2016-12-31
Probe Manufacturing Inc
filed 2017-04-28
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended December 31, 2016, to correct the 2015 financial information that was filed on the Consolidated Balance Sheet. We incorrectly included a Notes Payable – Current – Related Party (“Notes Payable”) of $1,291,922 in the 2015 report and have removed it. By removing the incorrect amount in the Notes Payable row our Total Liabilities have also been reduced to $4,498,721 from the incorrect amount of $5,790,643. Also, the correction in the Notes Payable adjusted the Total Liabilities and Stockholders’ Deficit from the incorrect amount of $4,540,800 to the correct amount of $3,248,878. This error was only in our Form 10K that was filed with the SEC and not in the XBRL documentation that was also furnished.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

CLEAN ENERGY TECHNOLOGIES, INC.

(F/K/A PROBE MANUFACTURING, INC.)

10-K

TABLE OF CONTENTS

Part I

Part II

Part III

Item 15	Exhibits	69
	Signatures	69

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

 The availability and adequacy of our cash flow to meet our requirements;

 Economic, competitive, demographic, business and other conditions in our local and regional markets;

 Changes or developments in laws, regulations or taxes in our industry;

 Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

 Competition in our industry;

 The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

 Changes in our business strategy, capital improvements or development plans;

 The availability of additional capital to support capital improvements and development; and

 Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Fruci & Associates II, PLLC Spokane, WA
April 17, 2017

Clean Energy Technologies, Inc.
Consolidated Balance Sheet
as of December 31,

	2016	2015
Assets
Current Assets:
Cash	$6,442	$4,196
Accounts receivable - net	367,623	474,699
Inventory	913,954	1,207,409
Total Current Assets	1,288,019	1,686,304
Property and Equipment - Net	187,682	215,755

Goodwill	747,976	747,976
License	354,322	354,322
Patents	174,911	186,813
Other Assets	24,229	57,708
Total Assets	$2,777,139	$3,248,878

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$15,407	$-
Accounts payable - trade	881,607	609,407
Accrued Expenses	1,666,816	1,412,742
Accrued Expenses Related party	107,167	143,038
Warranty Liability	100,000	241,612
Derivative Liability	102,913	-
Notes Payable - Current (net of discount)	1,716,483	1,291,922
Notes Payable - Current - Related Party	5,000	-
Total Current Liabilities	4,595,393	3,698,721
Long-Term Debt:
Notes Payable	450,000	800,000
Net Long-Term Debt	450,000	800,000
Total Liabilities	5,045,393	4.498,721

Commitments and contingencies	$-	$-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 155,178,083 and 139,446,765 shares issued and outstanding respectively	155,180	139,448
Additional paid-in capital	3,401,430	2,736,480
Treasury Stock	-	(633)
Accumulated deficit	(6,574,864)	(4,875,138)
Total Stockholders' (Deficit)	(2,268,254)	(1,249,843)
Total Liabilities and Stockholders' Deficit	$2,777,139	$3,248,878

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

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Stockholders Equity
December 31, 2016

	Common Stock .001 Par		Preferred Stock		Treasury Stock		Common Stock to be issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
12/31/2014	30,676,445	30,679	7,500	750,000	11,500	(633)	93,199	1,372,624	(2,305,202)	(59,332)

Stock issued for cash	5,845,000	5,845					(70,699)	310,853		245,999
Shares Issued for Consulting	215,000	215						16,235		16,450
Shares Issued for Compensation	400,000	400						19,600		20,000
Shares Issued For BOD Fees	1,400,000	1,400					(22,500)	70,100		49,000
Rounding	(1)									-
Shares issued to ETI Pursuant to the TCF Agreement	100,910,321	100,910						199,090		300,000
Goodwill from ETI transaction								747,976		747,976
Net Loss									(2,569,936)	(2,569,936)
12/31/2015	139,446,765	$139,449	$7,500	$750,000	$11,500	$(633)	$-	$2,736,477	$(4,875,138)	$(1,249,843)

										-
Shares Issued for Financing fees	400,000	400						27,600		28,000
Shares Issued for Note conversion	387,866	388						30,641		31,029
Shares Issued for Note conversion	2,380,952	2,381						12,619		15,000
Shares issued for Services	300,000	300						8,700		9,000
Share based Expense for options issued								76,347		76,347
Shares issued for conversion of accrued expenses	562,500	563						44,438		45,000

Shares Issued for Note conversion	1,200,000	1,200						3,120		4,320
Shares issued for cash	10,500,000	10,500						409,500		420,000
Beneficial Conversion Feature								52,621		52,621
Shares no longer valid					(11,500)	633		(633)		-
Net Loss									(1,699,726)	(1,699,726)
December 31, 2016	155,178,083	$155,180	7,500	$750,000	-	$-	$-	$3,401,430	$(6,574,864)	$(2,268,254)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31,

	2016	2015
Cash Flows from Operating Activities:
Net Income / (Loss)	$(1,699,726)	$(2,569,936)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,444	42,122
Share based compensation	113,347	-
Loss on disposal of fixed assets	73,967
Change in Derivative Liability	29,997	-
Gain on Warranty Liability	(141,612)	-
Beneficial Conversion Feature	52,621	-
Penalty on Convertible note	-	-
Goodwill impairment	-	420,673
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	107,076	49,425
(Increase) decrease in inventory	293,455	198,002
(Increase) decrease in other assets	33,479	(22,652)
(Decrease) increase in accounts payable	272,197	42,874
Other (Decrease) increase in accrued expenses	346,439	1,079,393
Other (Decrease) increase in accrued expenses - Related Party	(35,870)	57,096
Net Cash Used In Operating Activities	(513,186)	(703,003)

Cash Flows from Investing Activities
Purchase property plant and equipment	(75,436)	-
Purchase of patents and Licenses	-	-
Cash Flows Used In Investing Activities	(75,436)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	15,407	(48,744)
Proceeds from convertible notes	391,250
(Decrease) increase in advances line of credit	(97,258)	392,828
Penalty on convertible note	24,000
Increase in GE
Change in derivative liability	-
Proceeds from sale of common stock	420,000	246,000
Proceeds from Sale of common stock to ETI Pursuant to the TCF Agreement	-	300,000
Proceeds from notes payable - Related Party	5,000	32,000
Payments on notes payable
Payments on notes payable	(167,531)	(327,576)
Cash Flows Provided By Financing Activities	590,868	594,508

Net (Decrease) Increase in Cash and Cash Equivalents	2,246	(108,495)
Cash and Cash Equivalents at Beginning of Period	4,196	27,241
Cash and Cash Equivalents at End of Period	$6,442	$(81,254)

Supplemental Cashflow Information:
Interest Paid	273,715	327,582
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Inventory Acquired	-	848,029
Lease assets aquired	-	217,584
Property plant and Equipment Acquired	-	130,887
Intangible Assets Acquired	-	545,112
Warranty Liability Assumed	-	(241,611)
Note Payable for Assets Purchased	-	(1,400,000)
Assumed Severance Liability	-	(100,000)

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)

Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2016	December 31, 2015
Raw Material	$1,136,850	$1,311,069
Work in Process	27,104	143,119
Finished Goods	-	3,221
Total	1,163,954	1,457,409
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$913,954	$1,207,409

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2016	December 31, 2015
Capital Equipment	$ 1,772,632	$ 1,842,329
Leasehold improvements	75,436	-
Accumulated Depreciation	(1,660,386)	(1,626,574)
Net Fixed Assets	$ 187,682	$ 215,755

 NOTE 7 – ACCRUED EXPENSES

	December 31, 2016	December 31, 2015

Accrued Wages	419,501	339,329
Accrued Interest	148,456	27,592
Accrued Interest Related party	107,167	143,038
Customer Deposit	3,000	204,763
Accrued Payable to GE - TSA	972,233	792,868
Accrued Rent	123,626	48,190
Total Accrued Expenses	1,773,983	1,555,780

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	.50	(300,000)	.50
Exercised	-	-	-	-
Outstanding December 31, 2016	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$0.10	250,000	$0.10	1.75	250,000	$0.10
$0.20	250,000	$0.20	1.75	250,000	$0.20
$0.10	125,000	$0.10	2.00	125,000	$0.10
$0.20	125,000	$0.20	2.00	125,000	$0.20
Total	750,000	$0.15		750,000	$0.15

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

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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