Form 10-Q
period 2017-03-31
Probe Manufacturing Inc
filed 2017-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

[  ]Yes [X] No

    As of May 12, 2017, there were 202,353,083 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

Clean Energy Technologies, Inc.

As of and for the three months ended March 31, 2017

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(un-audited)	(audited)
	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash	$ 2,036	$ 6,442
Accounts receivable - net	365,572	367,623
Inventory	921,259	913,954
Total Current Assets	1,288,867	1,288,019
Property and Equipment - Net	177,029	187,682

Goodwill	747,976	747,976
License	354,322	354,322
Patents	171,942	174,911
Other Assets	24,229	24,229
Total Assets	$ 2,764,365	$ 2,777,139

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 2,379	$ 15,407
Accounts payable - trade	838,217	881,607
Accrued Expenses	1,714,985	1,666,816
Accrued Expenses Related party	110,917	107,167
Warranty Liability	100,000	100,000
Derivative Liability	49,217	102,913
Notes Payable - Current (net of discount)	2,417,453	1,716,483
Notes Payable - Current - Related Party	5,000	5,000
Total Current Liabilities	5,238,168	4,595,393
Long-Term Debt:
Notes Payable	254,346	450,000
Net Long-Term Debt	254,346	450,000
Total Liabilities	5,492,514	5,045,393

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; as of March 31, 2017 and December 31,2016 we had 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; as of March 31, 2017, and December 31,2016 we had 194,578,083 and 155,178,083 shares issued and outstanding respectively	194,580	155,180
Additional paid-in capital	3,518,231	3,401,430
Accumulated deficit	(7,190,960)	(6,574,864)
Total Stockholders’ (Deficit)	(2,728,149)	(2,268,254)
Total Liabilities and Stockholders' Deficit	$ 2,764,365	$ 2,777,139

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
for the three months ended March 31,
(unaudited)

	2017	2016
Sales	$ 268,870	$ 1,229,546
Cost of Goods Sold	206,784	508,350
Gross Profit	62,086	721,196

General and Administrative
General and Administrative expense	122,920	156,213
Salaries	187,096	246,319
Facility lease	66,735	67,027
Share Based Expense	2,460	16,000
Total Expenses	379,211	485,559
Net Profit / (Loss) From Operations	(317,125)	235,637

Change in derivative liability	(47,990)	-
Financing Fees	(187,511)	-
Interest Expense	(63,471)	(150,216)
Net Profit / (Loss) Before Income Taxes	(616,097)	85,421
Income Tax Expense	-	-
Net Profit / (Loss)	$ (616,097)	$ 85,421

Per Share Information:
Basic weighted average number
of common shares outstanding	171,683,639	139,446,765

Net Profit / (Loss) per common share basic	$ (0.00)	$ 0.00

Per Share Information:
Diluted weighted average number
of common shares outstanding	171,683,639	140,571,887

Net Profit / (Loss) per common share diluted	$ (0.00)	$ 0.00

The accompanying footnotes are an integral part of these financial statements

Consolidated Statements of Cash Flows
for the three months ended March 31,
(unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net Income / (Loss )	$ (616,097)	$ 85,421
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,622	14,557
Share based compensation	2,460	16,000
Change in Derivative Liability	153,096	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,051	(640,699)
(Increase) decrease in inventory	(7,305)	130,228
(Increase) decrease in other assets	-	18
(Decrease) increase in accounts payable	(43,390)	98,633
Other (Decrease) increase in accrued expenses	48,169	7,791
Other (Decrease) increase in accrued expenses - related party	3,750	3,750
Net Cash Used in Operating Activities	(443,644)	(284,301)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(30,426)
Cash Flows Used in Investing Activities	-	(30,426)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(13,028)	32,354
Proceeds from notes payable	452,266	279,217
Cash Flows Provided by Financing Activities	439,238	311,571

Net (Decrease) Increase in Cash and Cash Equivalents	(4,406)	(3,156)
Cash and Cash Equivalents at Beginning of Period	6,442	4,196
Cash and Cash Equivalents at End of Period	$ 2,036	$ 1,040

Supplemental Cashflow Information:
Interest Paid	46,198	132,573
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Shares issued for Services	2,460	16,000
Shares issued for note conversions	153,741	-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,728,149 and a working capital deficit of $3,753,647 and a net loss of $616,097 for the three months ended March 31, 2017. The company also had an accumulated deficit of $7,190,960 as of March 31, 2017 and used $443,644 in net cash from operating activities for the three months ended March 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2016, and March 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 98% of accounts receivable at March 31, 2017. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2017, and December 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2017, we had outstanding common shares of 194,578,083 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2017 and 2016 were 171,683,639 and 139,446,765, respectively.  As of March 31, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended March 31, 2017.  For the three months ended March 31, 2016 our fully diluted weighted average common shares and equivalents were 140,571,887.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the year ended March 31, 2017 and 2016.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has two reportable segments: Clean Energy HRS (HRS) and the legacy electronic manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. Prior to September 11, 2015 we only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	three months ended March 31,
	2017	2016
Net Sales
Electronics Assembly	$ 187,393	$ 417,463
Clean Energy HRS	81,477	812,083
Total Sales	268,870	1,229,546

Segment income and reconciliation before tax
Electronics Assembly	3,965	56,026
Clean Energy HRS	58,121	665,170
Total Segment income	62,086	721,196
Reconciling items
General and Administrative	(122,920)	(156,213)
Share Based Expense	(2,460)	(16,000)
Salaries	(187,096)	(246,319)
Rent	(66,735)	(67,027)
Financing Fees	(187,511)	-
Change in derivative liability	(47,990)	-
Interest expense	(63,471)	(150,216)
Net Loss before income tax	$ (616,097)	$ 85,421

	March 31, 2016	December 31, 2016
Total Assets
Electronics Assembly	$ 1,180,522	$ 1,219,848
Clean Energy HRS	1,548,796	1,557,291
	$ 2,729,318	$ 2,777,139

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the three months ended March 31, 2017 and 2016 we had $2,460 and $16,000 respectively, in share based expense, due to the issuance of common stock.  As of March 31, 2017 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2017, we had a net operating loss carry-forward of approximately $(2,665,035) and a deferred tax asset of $906,112 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(906,112).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2017 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2017	December 31, 2016
Deferred Tax Asset	$ 906,112	$ 696,639
Valuation Allowance	(906,112)	(696,639)
Deferred Tax Asset (Net)	$ -	$ -

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

•

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

•

Update 2016-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2016-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2016 EITF Meeting (SEC Update)

•

Update 2016-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2016-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)

•

Update No. 2016-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2016-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2017	December 31, 2016
Accounts Receivable	$ 372,572	$ 374,623
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 365,572	$ 367,623

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2017	December 31, 2016
Raw Material	$ 1,136,086	$ 1,136,850
Work in Process	35,173	27,104
Finished Goods	-	-
Total	1,171,259	1,163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 921,259	$ 913,954

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2017	December 31, 2016
Capital Equipment	$ 1,772,632	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,671,039)	(1,660,386)
Net Fixed Assets	$ 177,029	$ 187,682

 NOTE 7 – ACCRUED EXPENSES

	March 31, 2017	December 31, 2016

Accrued Wages	438,187	419,501
Accrued Interest	162,939	148,456
Accrued Interest Related party	110,917	107,167
Customer Deposit	18,000	3,000
Accrued Payable to GE - TSA	972,233	972,233
Accrued Rent	123,626	123,626
Total Accrued Expenses	1,825,902	1,773,983

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2017 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of

2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2017, the outstanding balance was $736,965.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining principal balance of this note and accrued interest were converted into common stock at $.08.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining Principal balance of this note and accrued interest were converted into common stock at $.08

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  The outstanding balance at March 31, 2017 was $0.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2016 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on March 31, 2017 and continuing until December 31, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

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

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of March 31, 2017 the outstanding balance was $5,000.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3,855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3,855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.

	March 31, 2017	December 31, 2016
Derivative Liabilities on Convertible Loans:
Convertible note dated June 6, 2016	$ 49,217	$ 102,913

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

On February 21, 2012 Trident Manufacturing, Inc. entered into a five-year lease for the facility in Salt Lake City, Utah with First Industrial Realty Trust, Inc. with a commencement date of February 21, 2012. The facility is approximately 15,040 square feet and located at 440 West Lawndale Drive, Salt Lake City UT 84115.

In April 2016, Trident entered into a sublease agreement for the facility with Lucky Spoon, LLC. The term of the sublease commenced on April 1, 2016 and expires on the last day of Trident’s lease.

On August 27, 2016, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on March 31, 2017.

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

Year	Lease Payment

2017	$167,352
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense for the three months ended March 31, 2017 and 2016 was $66,735 and $67,027respectively.

Severance Benefits

Effective at March 31, 2017, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at March 31, 2017, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

Common Stock Transactions

Beginning with the year 2016, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(a)(2) or 4(a)(5) of the Securities Act.

On February 2, 2016, we issued 40,000 shares of common stock for services at $.08

On February 24, 2016, we issued 1,845,000 shares of common stock for cash in the amount of $116,698, of which $70,699 was received in 2014 and the balance included in “to be issued.”

On March 6, 2016, we issued 450,000 shares of common stock for services to related parties at $.05 per share, which was accrued for in 2014.

On March 6, 2016, we issued 50,000 shares of common stock for services at $.05 per share.

On April 1, 2016 we issued 25,000 shares of common stock for consulting services at $.05 per share.

On September 11, 2016, we issued 1,300,000 shares of common stock for compensation at $.05 per share.

On October 1, 2016, we issued 104,910,321 shares of common stock to two investors for $500,000 in cash.

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

Subsequently on April 4, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $7,700.

Common Stock

Our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2017 there were 155,178,083 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred.  In September 2016, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, that the Series D Preferred was not in default and to reduce (effective as of December 31, 2016) the dividend rate on the Series D Preferred Stock to six percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2016	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	.50	(300,000)	.50
Exercised	-	-	-	-
Outstanding March 31, 2017	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	1.5	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	1.5	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	1.75	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	1.75	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  At March 31, 2017, there were 0outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of March 31, 2017, the balance of the outstanding options under this plan is 0.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expire on February 8, 2017.  As of March 31, 2017, the balance of the outstanding options under this plan was 0.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

On September 11, 2016, we issued 400,000 shares of common stock to John Bennett, our Chief Financial Officer, as additional compensation at $.05 per share.

On September 11, 2016, we issued 150,000 shares of common stock at $.05 per share for Board of Director compensation to each of Kam Mahdi our Chief Executive officer, Robert Young, Shervin Talieh, Kevin Scott, Juhani Taskinen, and John Bennett our Chief Financial Officer.

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of March 31, 2017, the outstanding balance was $5,000.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

Note 13 - Warranty Liability

For the year ended December 31, 2016 we recognized a gain on our warranty liability in the amount of $141,611.

This gain was the result of a reduction in our warranty liability, as most of the units in the field are no longer under warranty.

NOTE 14 – SUBSEQUENT EVENTS

Subsequently on April 4, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $7,700.

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

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,728,149 and a working capital deficit of $3,753,647 and a net loss of $616,097 for the three months ended March 31, 2017. The company also had an accumulated deficit of $7,190,960 as of March 31, 2017 and used $443,644 in net cash from operating activities for the three months ended March 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the three months Ended March 31, 2017 Compared to the three months ended March 31, 2016

For the three months ended March 31, 2016, we had a net profit of $85,421 compared to a net loss of $616,097 for the same period in 2017. The increase in the net loss in 2017 was mainly due to the the decrease in Revenue. For the three months ended March 31, 2017, our cost of goods sold was 23% compared to 59% for the same period in 2016, mainly due to the decrease material cost as a percent of sales in 2016.  For the three months ended March 31, 2017, our SG&A cost was 141% compared to 39% for the same period in 2016.  For the three months ended March 31, 2017, we had a net loss from operations of $(317,125) compared to a net profit of 235,637 for the same period in 2016. Our total stockholder’s equity decreased by $459,895, resulting in shareholder deficit of $(2,728,149) as of March 31, 2017.  As of March 31, 2016, we had a working capital deficit of $3,753,647 compared to working capital deficit of $3,307,374 as of December 31, 2016.

	March 31,
	2017	2016
Inventory Turns	1.11	1.89
Days Sales in Backlog	119	87
Days Receivables Outstanding	122	85
Days Payables Outstanding	364	127

Inventory turns: are calculated as the ratio of cost of material compared to the average inventory. For the three months ended March 31, 2017, our inventory turns were 1.11 compared to 1.89 for the same period in 2016.

Days Sales in Backlog is calculated based on our back log divided by average daily sales during that period.  For the three months ended March 31, 2017, days sales in backlog was 119 days compared to 87 days for the same period in 2016.

Days receivables outstanding is calculated as the ratio of average accounts receivable during that period compared to average daily sales for the same period.  For the three months ended March 31, 2017, days receivables outstanding was 122 days compared to 85 days for the same period in 2016.

Days Payable outstanding is calculated as the ratio of average accounts payable during that period compared to average daily sales for the same period. For the three months ended March 31, 2017, days payable outstanding was 364 days compared to 127 days for the same period in 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 99% of accounts receivable at March 31, 2016 and one customer accounted for 59% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  March 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2017, we had outstanding common shares of 194,578,083 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2017 and 2016 were 171,683,639 and 139,446,765, respectively.  As of March 31, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended March 31, 2017.  For the three months ended March 31, 2016 our fully diluted weighted average common shares and equivalents were 140,571,887.

 Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the three months ended March 31, 2016 and 2016.

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

Results for the Three months ended March 31, 2017 Compared to the three months ended March 31, 2016

The following table summarizes certain items in the statements of operations as a percentage of net sales. The financial information and discussion below should be read in conjunction with the accompanying financial statements and notes thereto.

 Net Sales

For the three months ended March 31, 2016, our revenue was $268,870 compared to $1,229,456 for the same period in 2016.  Our revenue decreased by $960,546 for the three months ended March 31, 2017, compared to the same period in 2016.

Major Customers

Our top 5 customers accounted for approximately 98% of our net sales for the three months ended March 31, 2017, compared to 85%, for the same period in 2016. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended March 31, 2017, our gross profits decreased to 23% from 59% for the same period in 2016. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended March 31, 2017, our SG&A expense was 141% compared to 39% for the same period in 2016. The increase was mainly due to asset acquisition from General Electric.

Share Based Expense

For the three months ended March 31, 2017, our share based expense was 1% compared to 1% for the same period in 2016.

Net (loss) from operations

For the three months ended March 31, 2017, our net loss from operations was 118% compared to net profit from operations of 19% for the same period in 2016.

Net Income (loss)

For the three months ended March 31, 2017, our net loss was (229%) compared to net profit of 7% for the same period in 2016

Interest Expense

For the three months ended March 31, 2017 interest expense was $63,471 compared to $150,216 for the same period in 2016.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,

	2,017	2,016
Net Cash provided / (Used) In Operating Activities	(443,644)	(284,301)
Cash Flows Used In Investing Activities	-	(30,426)
Cash Flows Provided / (used) By Financing Activities	439,238	311,571
Net (Decrease) Increase in Cash and Cash Equivalents	(4,406)	(3,156)

Capital Requirements for long-term Obligations

	2017	2018
Note payable General Electric	945,654	254,346

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2016 we issued 400,000 shares of our common stock @ $.05 for financing fees.

On February 2, 2016, we issued 40,000 shares of common stock for services at $.08

On February 24, 2016, we issued 1,845,000 shares of common stock for cash in the amount of $116,698, of which $70,699 was received in 2014 and the balance included in “to be issued.”

On March 6, 2016, we issued 450,000 shares of common stock for services to related parties at $.05 per share, which was accrued for in 2014.

On March 6, 2016, we issued 50,000 shares of common stock for services at $.05 per share.

On April 1, 2016 we issued 25,000 shares of common stock for consulting services at $.05 per share.

On September 11, 2016, we issued 1,300,000 shares of common stock for compensation at $.05 per share.

On October 1, 2016, we issued 104,910,321 shares of common stock to two investors for $500,000 in cash.

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

Subsequently on April 4, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated June 6, 2016 in the amount of $7,700.

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

4.1 Registration Rights Agreement, by and between the Registrant and ETI Partners IV LLC, dated as of September 15, 2016. (included as exhibit 4.1 to our Current Report on Form 8-K filed on September 21, 2016 and incorporated herein by reference).

10.1 Asset Purchase Agreement, by and between the Registrant and General Electric International, Inc., dated as of September 11, 2016. (included as exhibit 10.1 to our Current Report on Form 8-K filed on September 21, 2016 and incorporated herein by reference).

10.2 Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2016. (included as exhibit 10.2 to our Current Report on Form 8-K filed on September 21, 2016 and incorporated herein by reference).

10.3 Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2016. (included as exhibit 10.3 to our Current Report on Form 8-K filed on September 21, 2016 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007 and incorporated herein by reference).

16.1 Letter dated April 21, 2016, from W.T. Uniack& Co. CPA’s P.C. to the Securities and Exchange Commission. (included as exhibit 16.1 to our Current Report on Form 8-K filed on April 30, 2016, and incorporated herein by reference).

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

May 15, 2017

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

May 15, 2017

John Bennett