Form 10-Q
period 2017-06-30
Clean Energy Technologies, Inc.
filed 2017-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

[  ]Yes [X] No

    As of August 14, 2017, there were 209,647,163 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

Clean Energy Technologies, Inc.

As of and for the three and six months ended June 30, 2017

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(un-audited)	(audited)
	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$ 7,925	$ 6,442
Accounts receivable - net	674,046	367,623
Inventory	873,208	913,954
Total Current Assets	1,555,179	1,288,019
Property and Equipment - Net	166,378	187,682

Goodwill	747,976	747,976
License	354,322	354,322
Patents	169,014	174,911
Other Assets	24,229	24,229
Total Assets	$ 3,017,098	$ 2,777,139

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 912	$ 15,407
Accounts payable - trade	921,091	881,607
Accrued Expenses	1,665,601	1,666,816
Accrued Expenses Related party	114,667	107,167
Warranty Liability	100,000	100,000
Derivative Liability	-	102,913
Notes Payable - Current (net of discount)	3,035,933	1,716,483
Notes Payable - Current - Related Party	5,000	5,000
Total Current Liabilities	5,843,204	4,595,393
Long-Term Debt:
Notes Payable	-	450,000
Net Long-Term Debt	-	450,000
Total Liabilities	5,843,204	5,045,393

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 209,647,163 and 155,178,083 shares issued and outstanding respectively	209,649	155,180
Additional paid-in capital	3,586,613	3,401,430
Accumulated deficit	(7,372,368)	(6,574,864)
Total Stockholders' (Deficit)	(2,826,106)	(2,268,254)
Total Liabilities and Stockholders' Deficit	$ 3,017,098	$ 2,777,139

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
(unaudited)

	three months ended June 30,		six months ended June 30,
	2017	2016	2017	2016
Sales	$ 477,021	$ 177,811	$ 745,891	$ 1,407,357
Cost of Goods Sold	140,841	198,319	347,625	706,669
Gross Profit (Loss)	336,180	(20,508)	398,266	700,688

General and Administrative
General and Administrative expense	103,942	131,627	220,171	230,257
Salaries	157,595	229,123	344,691	491,942
Moving Expense	-	72,896	-	75,008
Facility lease	66,735	108,889	133,470	175,917
Professional fees	48,430	48,069	55,121	87,039
Share Based Expense	-	-	2,460	16,000
Total Expenses	376,702	590,604	755,913	1,076,163
Net Profit / (Loss) From Operations	(40,522)	(611,112)	(357,647)	(375,475)

Loss on Disposal of fixed assets	-	(41,459)	-	(41,459)
Change in derivative liability	49,217	-	1,227	-
Financing Fees	(79,383)	-	(266,894)	-
Interest Expense	(110,720)	(42,096)	(174,191)	(192,312)
Net Profit / (Loss) Before Income Taxes	(181,408)	(694,667)	(797,505)	(609,246)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (181,408)	$ (694,667)	$ (797,505)	$ (609,246)

Per Share Information:
Basic and Diluted weighted average number
of common shares outstanding	206,238,776	140,055,616	190,559,426	139,797,344

Net Profit / (Loss) per common share basic & Diluted	$ (0.00)	$ (0.00)	(0.00)	(0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (797,505)	$ (609,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,201	29,411
Share based compensation	2,460	16,000
Loss on Disposal of fixed assets	-	41,459
Change in Derivative Liability and debt discount	173,412	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(306,423)	107,134
(Increase) decrease in inventory	40,746	132,827
(Increase) decrease in other assets	-	18
(Decrease) increase in accounts payable	39,484	289,702
Other (Decrease) increase in accrued expenses	(1,215)	78,319
Other (Decrease) increase in accrued expenses - related party	7,500	7,500
Net Cash provided by (Used In) Operating Activities	(814,340)	93,124

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(13,826)
Cash Flows Used In Investing Activities	-	(13,826)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(14,495)	12,509
Payments on notes payable	(184,146)	(258,462)
Proceeds from notes payable	1,014,464	162,500
Cash Flows Provided by (used in) Financing Activities	815,823	(83,453)

Net (Decrease) Increase in Cash and Cash Equivalents	1,483	(4,155)
Cash and Cash Equivalents at Beginning of Period	6,442	4,196
Cash and Cash Equivalents at End of Period	$ 7,925	$ 41

Supplemental Cashflow Information:
Interest Paid	188,243	133,184
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Shares issued for Services	2,460	16,000
Shares issued for note conversions	237,192	-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,826,106 and a working capital deficit of $4,288,025 and a net loss of $797,505 for the six months ended June 30, 2017. The company also had an accumulated deficit of $7,372,368 as of June 30, 2017 and used $814,340 in net cash from operating activities for the six months ended June 30, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2016, and June 30, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 99% of accounts receivable at June 30, 2017. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2017, and December 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2017, we had outstanding common shares of 209,647,163 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2017 and 2016 were 206,238,776 and 140,055,616, respectively.  As of June 30, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended June 30, 2017.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the year ended June 30, 2017 and 2016.

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

Selected Financial Data:

	Six months ended June 30,
	2017	2016
Net Sales
Electronics Assembly	425,253	582,783
Clean Energy HRS	320,638	824,574
Total Sales	745,891	1,407,357

Segment income and reconciliation before tax
Electronics Assembly	109,713	23,027
Clean Energy HRS	288,553	677,661
Total Segment income	398,266	700,688

Reconciling items
General and Administrative	(220,171)	(230,257)
Share Based Expense	(2,460)	(16,000)
Salaries	(344,691)	(491,942)
Moving Expense	-	(75,008)
Rent	(133,470)	(175,917)
Professional fees	(55,121)	(87,039)
Financing Fees	(266,894)	-
Loss on disposal of fixed assets	-	(41,459)
Change in derivative liability	1,227	-
Interest expense	(174,191)	(192,312)
Net Loss before income tax	(797,505)	(609,246)

	June 30, 2017	December 31, 2016
Total Assets
Electronics Assembly	1,287,499	1,219,848
Clean Energy HRS	1,729,599	1,557,291
	3,017,599	2,777,139

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the six months ended June 30, 2017 and 2016 we had $2,460 and $16,000 respectively, in share based expense, due to the issuance of common stock.  As of June 30, 2017 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2017, we had a net operating loss carry-forward of approximately $(2,846,443) and a deferred tax asset of $967,791 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(967,791).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2017 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2017	December 31, 2016
Deferred Tax Asset	$ 967,791	$ 696,639
Valuation Allowance	(967,791)	(696,639)
Deferred Tax Asset (Net)	$ -	$ -

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

•

Update 2016-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—

Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2016 EITF Meeting (SEC Update)

•

Update 2016-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2016-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)

•

Update No. 2016-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2016-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2017	December 31, 2016
Accounts Receivable	$ 681,046	$ 374,623
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 674,046	$ 367,623

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2017	December 31, 2016
Raw Material	$ 1,111,493	$ 1,136,850
Work in Process	11,715	27,104
Finished Goods	-	-
Total	1,123,208	1,163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 873,208	$ 913,954

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2017	December 31, 2016
Capital Equipment	$ 1,772,632	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,681,690)	(1,660,386)
Net Fixed Assets	$ 166,378	$ 187,682

 NOTE 7 – ACCRUED EXPENSES

	June 30, 2017	December 31, 2016

Accrued Wages	$ 353,878	$ 419,501
Accrued Interest	197,864	148,456
Accrued Expenses Related party	114,667	107,167
Customer Deposit	18,000	3,000
Accrued Payable to GE - TSA	972,233	972,233
Accrued Rent	123,626	123,626
Total Accrued Expenses	$ 1,780,268	$ 1,773,983

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2017 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2017, the outstanding balance was $897,026.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14. On May 13, 2016 the remaining Principal balance of $4,332 on this note and accrued interest were converted into common stock at $.08

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14. On May 13, 2016 the remaining Principal balance of $4,332 on this note and accrued interest were converted into common stock at $.08

On August 28, 2014, we issued an unsecured note for $100,000 with a fixed fee of $20,000, amortized over 7 months.  On December 22, 2014, the outstanding balance of this note including remaining fees was $58,441, when the outstanding balance was rolled into a new note in the initial principal amount of $150,000, with fees in the amount of $28,500.  The new note amortizes over 18 months.  This note was paid in full in December of 2016. The outstanding balance at June 30, 2017 was $0.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2016 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on June 30, 2017 and continuing until June 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

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

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696. January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042. On April 3, 2017 we issued 7,700,000 shares of common stock for a partial conversion of this note in the amount of $9,856. On May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of this note in the amount of $9,211.

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of June 30, 2017 the outstanding balance was $5,000.

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

On May 5, 2017 we entered into a six-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (15) Trading Days immediately preceding the date of conversion.

On May 24, 2017 we entered into a six-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (15) Trading Days immediately preceding the date of conversion.

On June 13, 2017 we entered into a six-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (25) Trading Days immediately preceding the date of conversion.

Subsequently on July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3,855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.  On April 3, 2017 and May 11, 2017 the holder of the note dated June 6, 2016 converted $9,211 for 7,369,080 shares of common stock and $9,856 for 7,700,000 shares of common respectively. As of June 30, 2017 the balance of the note dated June 6, 2016 was $0.

	June, 2017	December 31, 2016
Derivative Liabilities on Convertible Loans:
Convertible note dated June 6, 2016	$ -	$ 102,913

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

On August 27, 2016, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated

March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on June 30, 2017.

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

Year	Lease Payment

2017	$111,568
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense for the three months ended June 30, 2017 and 2016 was $66,735 and $108,889 respectively and for the six months ended June 30, 2017 and 2016 was $133,470 and $175,917 respectively

Severance Benefits

Effective at June 30, 2017, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at June 30, 2017, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

Effective June 29, 2017, four of our common stockholders who beneficially owned 118,635,523 shares or approximately 57% of the voting power of the common stock and the holder of our one convertible note with voting rights, representing 11,014,773 votes, consented in writing:

1.	To increase the authorized shares of common stock from 400,000,000 to 800,000,000 shares with a par value of $0.001 per share.
2.	To amend our amended and restated articles of incorporation to provide for the foregoing increase in our authorized capital.

Prior thereto, on June 28, 2017, our board of directors approved the above actions, subject to approval by the stockholders.

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

On May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of a note dated June 6, 2016 in the amount of $9,211.

Common Stock

Currently our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. On June 29, 2017 our shareholders approved to increase the authorized shares of common stock from 400,000,000 to 800,000,000 shares with a par value of $0.001 per share and to amend our Articles of Incorporation on or about August 20, 2017.  As of June 30, 2017 there were 209,647,163 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

Series E – Common stock warrants

On April 8, 2011, we issued 300,000 series E Warrants.  Each warrant gives the holder the right to purchase one share of common stock (300,000 total shares) at $0.50 per share. The Series E Warrants expired on April 8, 2017.

Series F – Common stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10.

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2016	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	.50	(300,000)	.50
Exercised	-	-	-	-
Outstanding June 30, 2017	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	1.25	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	1.25	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	1.5	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	1.5	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  At June 30, 2017, there were 0outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  As of June 30, 2017, the balance of the outstanding options under this plan is 0.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  As of June 30, 2017, the balance of the outstanding options under this plan was 0.

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

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of June 30, 2017, the outstanding balance was $5,000.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequently on July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On June 29, 2017 our shareholders approved to increase the authorized shares of common stock from 400,000,000 to 800,000,000 shares with a par value of $0.001 per share and to amend our Articles of Incorporation on or about August 20, 2017.

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

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,826,106 and a working capital deficit of $4,288,025 and a net loss of $797,505 for the six months ended June 30, 2017. The company also had an accumulated deficit of $7,372,368 as of June 30, 2017 and used $814,340 in net cash from operating activities for the six months ended June 30, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the three and six months Ended June 30, 2017 Compared to the three and six months ended June 30, 2016

For the three months ended June 30, 2017, we had a net loss of $181,408 compared to a net loss of $694,667 for the same period in 2016. The decrease in the net loss in 2017 was mainly due to a sale of very high gross profit margin as well as a reduction in the general and administrative expense. For the three months ended June 30, 2017, our cost of goods sold was 30% compared to 112% for the same period in 2016, mainly due to the decrease material cost as a percent of sales in 2017.  For the three months ended June 30, 2017, our SG&A cost was 79% compared to 332% for the same period in 2016.  For the three months ended June 30, 2017, we had a net loss from operations of $(40,522) compared to a net loss of $(611,112) for the same period in 2016. Our total stockholder’s equity decreased by $557,852, resulting in shareholder deficit of $(2,826,106) as of June 30, 2017.

For the six months ended June 30, 2017, we had a net loss of $797,505 compared to a net loss of $609,246 for the same period in 2016. For the six months ended June 30, 2017, our cost of goods sold was 47% compared to 50% for the same period in 2016. For the six months ended June 30, 2017, our SG&A cost was 101% compared to 76% for the same period in 2016.  For the six months ended June 30, 2017, we had a net loss from operations of $357,647 compared to a net loss of 375,475 for the same period in 2016. Our total stockholder’s equity decreased by $557,852, resulting in shareholder deficit of $(2,826,106) as of June 30, 2017.  As of June 30, 2017, we had a working capital deficit of $4,288,025 compared to working capital deficit of $3,307,374 as of December 31, 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 99% of accounts receivable at June 30, 2016 and one customer accounted for 59% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of  June 30, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2017, we had outstanding common shares of 209,647,163 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2017 and 2016 were 206,238,776 and 140,055,616, respectively.  As of June 30, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended June 30, 2017.

 Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the three and six months ended June 30, 2017 and 2016.

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

Results for the three and six months Ended June 30, 2017 Compared to the three and six months ended June 30, 2016

 Net Sales

For the three months ended June 30, 2017, our revenue was $477,021 compared to $177,811 for the same period in 2016.  Our revenue increased by $299,210 for the three months ended June 30, 2017, compared to the same period in 2016, due to increase sales in the Clean Energy HRS Sale in June of 2017.

For the six months ended June 30, 2017, our revenue was $745,891 compared to $1,407,357 for the same period in 2016.  Our revenue decreased by $661,466 for the three months ended June 30, 2017, compared to the same period in 2016, this was mainly due to the higher sales from Clean Energy HRS Sale of in March of 2016.

Major Customers

Our top 5 customers accounted for approximately 95% of our net sales for the six months ended June 30, 2017, compared to 98%, for the same period in 2016. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended June 30, 2017, our gross profits increased to 70% from -12% for the same period in 2016. This was mainly caused by the sales of a Clean Energy HRS Unit at a lower cost, which will not be indicative of future unit costs.

For the six months ended June 30, 2017, our gross profits increased to 53% from 50% for the same period in 2016.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended June 30, 2017, our SG&A expense was 79% compared to 332% for the same period in 2016. The decrease was mainly due to reduction in moving expenses and facility lease expense from 2016.

For the six months ended June 30, 2017, our SG&A expense was 101% compared to 76% for the same period in 2016. This was mainly due to higher sales in the first quarter of 2016.

Net (loss) from operations

For the three months ended June 30, 2017, our net loss from operations was -8% compared to net profit from operations of -344% for the same period in 2016. This was mainly caused by the sales of a Clean Energy HRS Unit at a lower cost, which will not be indicative of future unit costs.

For the six months ended June 30, 2017, our net loss from operations was -48% compared to net profit from operations of -27% for the same period in 2016. This was mainly due to the higher sales from Clean Energy HRS Sale of in March of 2016.

Net Income (loss)

For the three months ended June 30, 2017, our net loss was (38%) compared to net loss of (391)% for the same period in 2016. This was mainly caused by the sales of a Clean Energy HRS Unit at a lower cost, which will not be indicative of future unit costs.

For the six months ended June 30, 2017, our net loss was (107%) compared to net loss of (43)% for the same period in 2016. This was mainly due to the higher sales from Clean Energy HRS Sale of in March of 2016.

Interest Expense

For the three months ended June 30, 2017 interest expense was $110,720 compared to $42,096 for the same period in 2016.  This was mainly due to the increase in our notes payable and our accounts receivable financing line.

For the six months ended June 30, 2017 interest expense was $174,191 compared to $192,312 for the same period in 2016. This was mainly due to the higher usage of our accounts receivable financing line in the first quarter of 2016

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)

	2017	2016
Net Cash provided / (Used) In Operating Activities	(814,340)	93,124
Cash Flows Used In Investing Activities	-	(13,826)
Cash Flows Provided / (used) By Financing Activities	815,823	(83,453)
Net (Decrease) Increase in Cash and Cash Equivalents	1,483	(4,155)

Capital Requirements for long-term Obligations

	2017	2018
Note payable General Electric	900,000	300,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of a note dated June 6, 2016 in the amount of $9,211.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

August 14, 2017

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

August 14, 2017

John Bennett