Form 10-Q
period 2017-09-30
Clean Energy Technologies, Inc.
filed 2017-11-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act.  YES    NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes [X] No

    As of November 12, 2017, there were 210,881,122 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

Clean Energy Technologies, Inc.

As of and for the three and nine months ended September 30, 2017

(Unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(un-audited)	(audited)
	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$ 21,412	$ 6,442
Accounts receivable - net	534,451	367,623
Inventory	864,501	913,954
Total Current Assets	1,420,364	1,288,019
Property and Equipment - Net	155,725	187,682

Goodwill	747,976	747,976
License	354,322	354,322
Patents	166,046	174,911
Other Assets	24,229	24,229
Total Assets	$ 2,868,662	$ 2,777,139

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ -	$ 15,407
Accounts payable - trade	1,060,098	881,607
Accrued Expenses	1,523,562	1,666,816
Accrued Expenses Related party	118,417	107,167
Warranty Liability	100,000	100,000
Derivative Liability	-	102,913
Notes Payable - Current (net of discount)	3,457,661	1,716,483
Notes Payable - Current - Related Party	5,000	5,000
Total Current Liabilities	6,264,738	4,595,393
Long-Term Debt:
Notes Payable	-	450,000
Net Long-Term Debt	-	450,000
Total Liabilities	6,264,738	5,045,393

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 210,881,122 and 155,178,083 shares issued and outstanding respectively	210,883	155,180
Additional paid-in capital	3,610,675	3,401,430
Accumulated deficit	(7,967,634)	(6,574,864)
Total Stockholders' (Deficit)	(3,396,076)	(2,268,254)
Total Liabilities and Stockholders' Deficit	$ 2,868,662	$ 2,777,139

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
(unaudited)

	three months ended September 30,		nine months ended September 30,
	2017	2016	2017	2016
Sales	$ 116,445	$ 280,299	$ 862,336	$ 1,687,656
Cost of Goods Sold	128,165	199,943	475,790	906,612
Gross Profit	(11,720)	80,356	386,546	781,044

General and Administrative
General and Administrative expense	111,558	205,381	331,729	539,669
Salaries	164,176	203,002	508,866	628,856
Moving Expense	-	2,194	-	77,202
Facility lease	66,735	20,830	200,205	173,774
Professional fees	13,051	65,927	68,172	137,996
Share Based Expense	-	85,347	2,460	101,347
Total Expenses	355,520	582,681	1,111,433	1,658,844
Net Profit / (Loss) From Operations	(367,240)	(502,325)	(724,886)	(877,800)

Loss on Disposal of fixed assets	-	-	-	(41,459)
Change in derivative liability	-	(56,550)	1,227	(56,550)
Financing Fees	(195,617)	-	(462,511)	-
Interest Expense	(32,409)	(44,157)	(206,600)	(236,446)
Net Profit / (Loss) Before Income Taxes	(595,266)	(603,032)	(1,392,770)	(1,212,255)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (595,266)	$ (603,032)	$ (1,392,770)	$ (1,212,255)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	209,915,415	141,436,164	197,082,323	140,347,605

Net Profit / (Loss) per common share basic and diluted	$ (0.00)	$ (0.00)	(0.01)	(0.01)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30,
(unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (1,392,770)	$ (1,212,255)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40,822	41,957
Share based compensation	2,460	101,347
Shares issued for finance fee	242,487	-
Loss on Disposal of fixed assets	-	41,459
Change in Derivative Liability and debt discount	(102,913)	56,550
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(166,828)	(27,159)
(Increase) decrease in inventory	49,453	193,585
(Increase) decrease in other assets	-	3,915
(Decrease) increase in accounts payable	178,492	256,747
Other (Decrease) increase in accrued expenses	(112,004)	389,784
Net Cash Used In Operating Activities	(1,260,800)	(154,070)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(89,262)
Cash Flows Used In Investing Activities	-	(89,262)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(15,407)	8,596
Payments on notes payable	1,291,178	395,512
Proceeds from notes payable	-	(164,673)
Cash Flows Provided By Financing Activities	1,275,771	239,435

Net (Decrease) Increase in Cash and Cash Equivalents	14,970	(3,897)
Cash and Cash Equivalents at Beginning of Period	6,442	4,196
Cash and Cash Equivalents at End of Period	$ 21,412	$ 299

Supplemental Cashflow Information:
Interest Paid	$ 85,893	$ 187,716
Taxes Paid	-	-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,396,076 and a working capital deficit of $4,844,374 and a net loss of $1,392,770 for the nine months ended September 30, 2017. The company also had an accumulated deficit of $7,967,634 as of September 30, 2017 and used $1,260,801 in net cash from operating activities for the nine months ended September 30, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2016, and September 30, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 99% of accounts receivable at September 30, 2017. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2017, and December 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2017, we had outstanding common shares of 210,881,122 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2017 and 2016 were 197,082,323 and 140,347,323, respectively.  As of September 30, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended September 30, 2017.

Research and Development

Research and development costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred.  We had no amounts of research and development R&D during the year ended September 30, 2017 and 2016.

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

Selected Financial Data:

	nine months ended September 30,
	2017	2016
Net Sales
Electronics Assembly	504,876	856,285
Clean Energy HRS	357,460	831,656
Total Sales	862,336	1,687,941

Segment income and reconciliation before tax
Electronics Assembly	71,907	100,294
Clean Energy HRS	314,639	680,750
Total Segment income	386,546	781,044

Reconciling items
General and Administrative	(331,729)	(539,669)
Share Based Expense	(2,460)	(101,347)
Salaries	(508,866)	(628,856)
Moving Expense	-	(77,202)
Rent	(200,205)	(173,774)
Professional fees	(68,172)	(137,996)
Financing Fees	(462,511)	-
Loss on disposal of fixed assets	-	(41,459)
Change in derivative liability	1,227	(56,550)
Interest expense	(206,600)	(236,446)
Net Loss before income tax	(1,392,770)	(1,212,255)

	September 30, 2017	December 31, 2016
Total Assets
Electronics Assembly	1,224,679	1,219,848
Clean Energy HRS	1,643,983	1,557,291
	2,868,662	2,777,139

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the nine months ended September 30, 2017 and 2016 we had $2,460 and $101,347 respectively, in share based expense, due to the issuance of common stock.  As of September 30, 2017 we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2017, we had a net operating loss carry-forward of approximately $(3,855,567) and a deferred tax asset of $1,310,893 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,310,893).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2017 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2017	December 31, 2016
Deferred Tax Asset	$ 1,310,893	$ 696,639
Valuation Allowance	(1,310,893)	(696,639)
Deferred Tax Asset (Net)	$ -	$ -

On September 15, 2015, the Company entered into a Transaction Completion and Financing Agreement with ETI Partners IV LLC, and Company agreed to issue to ETI 100,910,321 shares of restricted common stock, representing 70% of the fully diluted common stock of the Company.  This resulted in a change in control, which limited the net operating to that date forward.

We are subject to taxation in the U.S. and the states of California and Utah. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2014.  The Company is current on its federal and state tax returns.

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

•

Update No. 2016-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2017	December 31, 2016
Accounts Receivable	$ 541,451	$ 374,623
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 534,451	$ 367,623

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2017	December 31, 2016
Raw Material	$ 1,098,960	$ 1,136,850
Work in Process	15,541	27,104
Finished Goods	-	-
Total	1,114,501	1,163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 864,501	$ 913,954

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2017	December 31, 2016
Capital Equipment	$ 1,772,632	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,692,343)	(1,660,386)
Net Fixed Assets	$ 155,725	$ 187,682

 NOTE 7 – ACCRUED EXPENSES

	September 30, 2017	December 31, 2016

Accrued Wages	$ 292,156	$ 419,501
Accrued Interest	241,172	148,456
Accrued Interest Related party	118,417	107,167
Customer Deposit	18,000	3,000
Accrued Payable to GE - TSA	972,233	972,233
	$ 1,641,978	$ 1,650,357

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2017 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2017, the outstanding balance was $894,139.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14. On May 13, 2016 the remaining Principal balance of $4,332 on this note and accrued interest were converted into common stock at $.08.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14. On May 13, 2016 the remaining Principal balance of $4,332 on this note and accrued interest were converted into common stock at $.08.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2016 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on September 30, 2017 and continuing until September 30, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

Convertible notes

On March 15, 2016, we entered into a three-year convertible note payable in the initial face amount of $75,000, which accrues interest at the rate of 1.46% per annum.  It was not convertible until nine months after its issuance and has a conversion rate of ninety five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion.  On September 15, 2016 we issued shares at a price of $.006 per share for a partial conversion of this note in the amount of $15,000.  On November 1, 2016 the Company exercised its right to redeem the note, assigned its redemption right to a third-party investor, agreed to amend the conversion price of a replacement note to $.005 per share, and that investor now holds the replacement note in the principal amount of $84,000.

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696. January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042. On April 3, 2017 we issued 7,700,000 shares of common stock for a partial conversion of this note in the amount of $9,856. On May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of this note in the amount of $9,211.

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2017 the outstanding balance was $5,000.

On July 6, 2016, we entered into a nine-month convertible note payable for $77,500, which accrues interest at the rate of 10% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

On August 12, 2016, we entered into a nine-month convertible note payable for $57,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544) in principal and $3,855 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117 (consisting of $24,228 in principal and $1,899 in interest), leaving $60,941 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.

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

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (15) Trading Days immediately preceding the date of conversion.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (15) Trading Days immediately preceding the date of conversion.

On June 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (25) Trading Days immediately preceding the date of conversion.

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On May 30,, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion.

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion

Note 9 – Derivative Liabilities

On June 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696. January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042.

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3,855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated June 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the June 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.  On April 3, 2017 and May 11, 2017 the holder of the note dated June 6, 2016 converted $9,211 for 7,369,080 shares of common stock and $9,856 for 7,700,000 shares of common respectively. As of September 30, 2017 the balance of the note dated June 6, 2016 was $0.

	September 30, 2017	December 31, 2016
Derivative Liabilities on Convertible Loans:
Convertible note dated June 6, 2016	$ -	$ 102,913

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

On August 27, 2016, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on September 30, 2017.

On March 10, 2016, we signed a lease agreement for a 18,200 square-foot CTU Industrial Building at 2990 Redhill Unit A, Costa Mesa, CA.  On May 1, 2016 we moved out of the Baker Street facility and moved our operations and headquarters to the new facility.  The lease term at the new facility is seven years and two months beginning October 1, 2016.  Rental was $179,090 for the first twelve months.

Year	Lease Payment

2017	$55,784
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense for the three months ended September 30, 2017 and 2016 was $66,735 and $108,889 respectively and for the nine months ended September 30, 2017 and 2016 was $133,470 and $175,917 respectively.

Severance Benefits

Effective at September 30, 2017, Mr. Mahdi, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive period of (1) year, at an annual salary of $275,000.

Effective at September 30, 2017, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

On September 30, 2016, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to

10,000,000.  The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2016.

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

On September 11, 2017 we issued 1,233,959 for a partial conversion of $20,000 in accrued interest.

Common Stock

Currently our Articles of Incorporation authorize us to issue 400,000,000 shares of common stock, par value $0.001 per share. On June 29, 2017 our shareholders approved to increase the authorized shares of common stock from 400,000,000 to 800,000,000 shares with a par value of $0.001 per share and to amend our Articles of Incorporation on or about August 20, 2017.  As of September 30, 2017 there were 210,881,122 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 15,000 shares.  Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of nine months.  We received an aggregate of $750,000 in financing in subscription for Series D Preferred Stock, or 7,500 shares.

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

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred.  In September 2016, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, that the Series D Preferred was not in default and to reduce (effective as of December 31, 2016) the dividend rate on the Series D Preferred Stock to nine percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2016	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	.50	(300,000)	.50
Exercised	-	-	-	-
Outstanding September 30, 2017	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	.75	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	.75	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	1.00	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	1.00	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  At September 30, 2017, there were 0outstanding options under this plan.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  As of September 30, 2017, the balance of the outstanding options under this plan is 0.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2017.  As of September 30, 2017, the balance of the outstanding options under this plan was 0.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2017, the outstanding balance was $5,000.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

OVERVIEW

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,396,076 and a working capital deficit of $4,844,374 and a net loss of $1,392,770 for the nine months ended September 30, 2017. The company also had an accumulated deficit of $7,967,634 as of September 30, 2017 and used $1,260,801 in net cash from operating activities for the nine months ended September 30, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach a profitable operating stand and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the three and nine months Ended September 30, 2017 Compared to the three and nine months ended September 30, 2016

For the three months ended September 30, 2017, we had a net loss of $595,266 compared to a net loss of $603,032 for the same period in 2016. The decrease in the net loss in 2017 was mainly due to a reduction in the general and administrative expense. For the three months ended September 30, 2017, our cost of goods sold was 110% compared to 71% for the same period in 2016, mainly due to the increase in direct labor cost as a percent of the drop in the sales in 2017.  For the three months ended September 30, 2017, our SG&A cost was 305% compared to 208% for the same period in 2016 mainly due to the cost as a percent of the drop in the sales in 2017.  For the three months ended September 30, 2017, we had a net loss from operations of $(367,240) compared to a net loss of $(502,325) for the same period in 2016. Our total stockholder’s equity decreased by $1,127,822, resulting in shareholder deficit of $(3,396,076) as of September 30, 2017.

For the nine months ended September 30, 2017, we had a net loss of $1,392,770 compared to a net loss of $1,212,255 for the same period in 2016. For the nine months ended September 30, 2017, our cost of goods sold was 55% compared to 54% for the same period in 2016. For the nine months ended September 30, 2017, our SG&A cost was 129% compared to 98% for the same period in 2016.  For the nine months ended September 30, 2017, we had a net loss from operations of $724,886 compared to a net loss of $877,800 for the same period in 2016.  As of September 30, 2017, we had a working capital deficit of $4,844,375 compared to working capital deficit of $3,307,374 as of December 31, 2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 99% of accounts receivable at September 30, 2016 and one customer accounted for 59% and no other customer accounted for more than 14% of the accounts receivable balance. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2017, we had outstanding common shares of 210,881,122 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2017 and 2016 were 209,915,415 and 141,436,164 respectively.  As of September 30, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 136,081,400 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive for the months ended September 30, 2017.

 Research and Development

We have curtailed all research and development and focusing our business on its core business of electronics contract manufacturing.

Research and Development Costs incurred in association with the alternative fuels technology development (which include salaries and equipment) were expensed as incurred. We had no expenses in Research and Development Costs during the three and nine months ended September 30, 2017 and 2016.

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

Results for the three and nine months Ended September 30, 2017 Compared to the three and nine months ended September 30, 2016

 Net Sales

For the three months ended September 30, 2017, our revenue was $116,445 compared to $280,299 for the same period in 2016.  Our revenue increased by $299,210 for the three months ended September 30, 2017, compared to the same period in 2016, due to increase sales in the Clean Energy HRS Sale in June of 2017.

For the nine months ended September 30, 2017, our revenue was $862,336 compared to $1,687,656 for the same period in 2016.  Our revenue decreased by $661,466 for the three months ended September 30, 2017, compared to the same period in 2016, this was mainly due to the higher sales from Clean Energy HRS Sale of in March of 2016.

Major Customers

Our top 5 customers accounted for approximately 95% of our net sales for the nine months ended September 30, 2017, compared to 93%, for the same period in 2016. We believe that our ability to grow our core business depends on increasing sales to existing customers, and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed based on our customer’s performance and the end users’ markets they serve which we have no control over. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

For the three months ended September 30, 2017, our gross profits decreased to (10%) from 29% for the same period in 2016. This was mainly caused by the sales of a Clean Energy HRS Unit at a lower cost in 2016, which will not be indicative of future unit costs.

For the nine months ended September 30, 2017, our gross profits increased to 45% from 46% for the same period in 2016.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the three months ended September 30, 2017, our SG&A expense was 305% compared to 208% for the same period in 2016. The increase was mainly due to the lower sales in 2017.

For the nine months ended September 30, 2017, our SG&A expense was 129% compared to 98% for the same period in 2016. The increase was mainly due to the lower sales in 2017.

Net (loss) from operations

For the three months ended September 30, 2017, our net loss from operations was -315% compared to

-179% for the same period in 2016. This was mainly caused by the sales of a Clean Energy HRS Unit at a lower cost in 2016, which will not be indicative of future unit costs.

For the nine months ended September 30, 2017, our net loss from operations was -84% compared to -52% for the same period in 2016. This was mainly due to the higher sales from Clean Energy HRS Sale of in March of 2016.

Net Income (loss)

For the three months ended September 30, 2017, our net loss was (511%) compared to net loss of (215)% for the same period in 2016. This was mainly caused by the lower sales in 2017.

For the nine months ended September 30, 2017, our net loss was (162%) compared to net loss of (72)% for the same period in 2016. This was mainly caused by the lower sales in 2017.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30,
(unaudited)

	2017	2016
Net Cash provided / (Used) In Operating Activities	(1,260,801)	(154,070)
Cash Flows Used In Investing Activities	-	(89,262)
Cash Flows Provided / (used) By Financing Activities	1,275,771	239,435
Net (Decrease) Increase in Cash and Cash Equivalents	14,970	(3,897)

Capital Requirements for long-term Obligations

	2017	2018
Note payable General Electric	900,000	300,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2016 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share.

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

On September 11, 2017 we issued 1,233,959 for a partial conversion of $20,000 in accrued interest.

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

 Title

      Date

/s/ Kambiz Mahdi

Chief Executive Officer

November 20, 2017

Kambiz Mahdi

/s/ John Bennett

Chief Financial Officer

November 20,, 2017

John Bennett