Form 10-K
period 2017-12-31
Clean Energy Technologies, Inc.
filed 2018-04-16
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

2990 Redhill Ave, Costa Mesa, California 92626 (Address of principal executive offices)

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock; Par Value $0.001

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

 [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such (files).           .

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]

No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X] No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $1,634,547 based upon ___________ shares held by non-affiliates and the closing price of $0.022 per share.

 The number of shares of common stock outstanding on March 31, 2018 was 554,773,461 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

 (F/K/A PROBE MANUFACTURING, INC.)

Form 10-K

TABLE OF CONTENTS

Part I

Part II

Part III

FORWARD-LOOKING STATEMENTS

This report, particularly the description of our business set forth in Item 1 and the discussion and analysis of our financial condition and operating results in Item 7, contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Any statements contained in this report that are not statements of historical fact should be considered to be forward-looking statements. You can identify these forward-looking statements by use of the words “believes,” “expects,” anticipates,” plans,” “may,” “will,” “would,” “intends,” “estimates” and other similar expressions. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industries and markets in which we operate and on management’s beliefs and assumptions, and they should be read in conjunction with the information presented elsewhere in this report, including the discussion and analysis in Item 2 and the consolidated financial statements and notes provided pursuant to Item 7. Although we believe our forward-looking statements are based on reasonable beliefs and assumptions, we cannot guarantee our future performance and a number of important risks and uncertainties could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Those risks and uncertainties include the factors summarized in Item 1A as well as risks that emerge from time to time and are impossible for us to predict. Forward-looking statements, like all of the statements in this report, speak only as of the date of filing of this report with the SEC, unless another date is indicated. We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

-

The availability of additional capital to support capital improvements and development; and

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company”, “CETY,” “we,” “us,” and “our” are references to Clean Energy Technologies, Inc., All references to currency are in United States Dollars.

PART I

Item 1.  Business.

General

We are headquartered in Costa Mesa, California, designs, builds and markets clean energy products focused on energy efficiency for a better, cleaner, and environmentally sustainable future. The Company’s principal product is the Clean CycleTM generator, offered through its wholly owned subsidiary Clean Energy HRS LLC dba Heat Recovery Solutions, Inc., (“HRS” or “Heat Recovery Systems”). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity that users can use or sell back to the grid.  By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency by approximately 12%, and the savings created provide our customers with a return on their investment within 3-4 years, depending on the installation and local energy prices. Our product saves fuel, reduces pollution and requires very little maintenance. Our goal is to position CETY to become a worldwide leader in the energy efficiency market.

 Organic Rankine Cycle System Using Clean Cycle Generator

The Rankine Cycle is a thermodynamic cycle that converts heat into energy. The organic Rankine cycle is similar. Heat from an industrial waste source is passed through a heat exchanger where it superheats cold fluid that is vaporized. The vapor is passed through an expansion device (turbine or other expander) which creates electricity, and then through a condenser where the vapor is re-condensed to liquid and cooled. The cycle repeats itself generating energy.

We produce a turnkey Organic Rankine Cycle system we call the Clean CycleTM generator.  Our Clean Cycle TM generators create additional power from waste heat with no additional emission and come in two models, skids for use inside a plant or containers for outdoor applications. Our customers may use their own heat exchangers or condensers or we provide these products as part of our integrated system through third party suppliers.

We compete based on efficiency, maintenance and our customer’s return on investment. We have an exclusive license from Calnetix to use their magnetic turbine for heat waste recovery applications. We believe that the magnetic turbine technology is more efficient than our competitors turbines which allows our systems to generate more electricity at lower heat ranges.  Because our generator is magnetic, it requires far less maintenance than our competitors who use oil, gearbox and rubber seals in their turbines.  We have the advantage of selling a system that was originally manufactured and sold by General Electric International so our Clean CycleTM generator has a substantial market base and we believe has a reputation as one of the defacto standards in the market.

Our greatest advantage is that the Clean CycleTM generator is a product that can be delivered on a turnkey basis, not a major project that needs to be designed, manufactured and installed. We believe that this is one of the most distinguishing features of our Clean Cycle™ generator, as it significantly reduces the time our customers spend on installation, improves the speed with which we can deliver our product and reduces startup costs.

Corporate History

We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc.  We redomiciled   to Nevada in April 2005 under the name Probe Manufacturing, Inc. We manufactured electronics and provided services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products  On September 11, 2015 Clean Energy HRS, our wholly owned subsidiary acquired the assets of Heat Recovery Solutions from General Electric International  In November 2015, we changed our name to Clean Energy Technologies, Inc.

Our Products

Our CE HRS subsidiary provides clean energy and environmentally sustainable technology solutions to companies through the offering of heat recovery solutions products. The Company’s principal product offering currently is the Clean CycleTM  generator. The Clean Cycle generator converts heat from a variety of sources into clean, affordable electricity.

Our Clean CycleTM  generator  generates electricity from any heat source, typically through a heat exchanger and a closed loop hot water or steam loop directed to the Clean CycleTM  generator. The process by which the Clean CycleTM   generator generates electricity is  called the Organic Rankine Cycle.

Our Clean CycleTM  generator:

•

 requires no fuel,

•

produces no emissions, and

•

is closed loop, meaning it has feedback control within the system.

•

Meticulously engineered and improved by General Electric International and

•

is available in a complete package for indoor, outdoor and remote sites.

The major components are delivered as a complete turnkey package and include, the Integrated Power Module (“IPM”), our patented the magnetic bearing turbine, the electronics controls with the ancillary mechanical parts, packaged inside a container when used outdoors. The condenser comes as a separate piece which is purchased by either us or our customer through third party manufactures and attaches to the top of the container. Once the condenser is attached to the container all that is left to do is attach the container to the heat source, and it is ready to produce energy.

Due to the low amount of moving parts the IPM is a minimal maintenance solution, that requires no oils, no lubricants, no external rotating seals, and does not require manned operation. The whole package (except condenser) is mounted inside a 20ft shipping container. The Condenser comes as a separate piece and attaches to the top of the container. Once the condenser is attached to the container all that is left to do is attach the container to the heat source, and it is ready to produce energy.

The Clean Cycle Containerized Generator

Clean CycleTM generator and the Organic Rankine Cycle

The Organic Rankine Cycle  is a thermodynamic process where heat is transferred to a fluid at a constant pressure. The fluid inside the generator is vaporized and then expanded in a vapor turbine that drives a turbine generator, producing electricity. The spent vapor is condensed to liquid and recycled back through the cycle.

Its applications include power generation from solar, geothermal and waste heat sources. According to an article in Distributed Energy, a leading industry magazine, Organic Rankine Cycle systems are most useful for waste heat recovery. Waste heat recovery can be applied to a variety of low to medium temperature heat streams.

We have used our Clean Cycle Containerized Generator in Marshall Island for Marshall Electric Company to offset engine fuel use and produce additional electricity. The two cycle generators will generate an estimated 184kW of net electrical power from the heat of exiting engines. The clean cycle units, which require no added fuel and produce no additional emissions, are expected to displace 3.5 million liters of fuel and 10,000 metric tons of CO2. Our products are be particularly useful in nations where the cost of energy is high, and the savings rapidly offset the cost of their fuel and reduce emissions.

We currently hold 15 patents in 6 countries and 28 pending applications in 8 countries, which was acquired from General Electric International. Majority of our materials and components are procured domestically from mechanical and electrical suppliers. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved.

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric International due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric International. .

Our Services

Engineering.  Our global engineering team supports the installation and maintenance of our Clean CycleTM generators, supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle.  These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services will enable rapid market entry for our customers and potential equity partners. Our design and engineering services provides flexibility to our customers by becoming an extension of their engineering departments and allowing them to focus on their business strategy.

Supply Chain Management.  CETY’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. CETY can assume supply chain responsibility from component sourcing through delivery of finished product. CETY’s focus on the supply chain allows us to build internal and external systems and better our relationships with our customers, which allows us to capitalize on our expertise to align with our partners and customer’s objectives and integrate with their respective processes.

Business Model

Management’s plan is to continue its efforts  to take the following steps to achieve profitability and growth: (i) increase sales through existing global distribution channels,utilization of direct sales, integrators, and engineering firms (ii) sell electricity by kWh to Island nations in the pacific rim where the cost of energy is higher and it can offset the cost of their fuel and reduce  emissions (iii) Leveraging core competencies to acquire technologies and entertain equity opportunities and (iv) license patented technology and  proprietary processes and develop cogeneration and OEM opportunities.

Our business objective is to design, build, and market Clean Technology products and Clean CycleTM generators that we can manufacture for direct sale to customers or license our technology to manufacturers and other producers of specialized applications. Our revenue has and will come from:

•

Sales thru global distribution channels;

•

Direct sales revenue from Clean CycleTM generators we manufacture in-house or through contractors;

•

Up-front license fees and on-going royalties based on sales by our licensees;

•

Sales thru cogeneration or OEM opportunities.

We also plan to design and install power generation systems for certain waste heat recovery applications using our Clean Cycle TM generators as an electricity generator to produce electricity which we plan to sell to our customers. Waste heat recovery is the process of using heat generated from another source, such as an industrial furnace, to produce electricity.  We plan to use our Clean CycleTM generators in this process.

Sales and Marketing

Our marketing approach is to position CETY as a worldwide leader in the energy efficiency market by targeting   industries that have waste heat which could potentially turn into electricity. We plan to leverage our core expertise to identify, acquire and develop leading clean energy and clean technology solutions and products. We will continue to utilize our relationships and expertise to expand in clean and renewable energy sector through new in-house development, acquisitions, cogeneration, and licensing agreements.

We utilize both a direct sales force and global distribution group with expertise in heat recovery solutions and clean energy markets.

CETY maintains an online presence through our web portal and social media. Our application engineers assist in converting the opportunities into projects. We provide technical support to our Clean Cycle TM generator clients through providing maintenance and product support.

Program Managers are responsible for managing the global supply chain, reducing material acquisition time and cost. They’re also responsible for the profitability of the programs and ultimately the customer satisfaction index, including on-time delivery, quality, communication and technology.

The sales of our products are related to the global prices for oil, gas, coal and solar energy. As prices increase our products produce a better return on investment for our customers.

Our Market

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

These problems have resulted in the realization that the world must both increase the efficiency of its utilization of fossil fuels and decrease its reliance upon them. Environmental issues related to fossil fuel combustion were began to be noticed during the 1980’s with the advent of acid rain, a product of the sulfur and nitrogen emissions from fossil fuel combustion. Power plants were forced by legislation and economic measures to control these emissions. However it is the recognition of global warming that presents the most serious challenge because carbon dioxide exists at much higher levels in the flue gases of power plants and major types of industrial manufacturing facilities than sulfur dioxide and nitrogen oxides.

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

Given the international concerns regarding global warming and pollution and the need to more efficiently utilize fossil fuels, we believe that there exists substantial worldwide demand and a growing market for our Clean Cycle TM generators that can enable companies to generate greater amounts of energy from the same supply of fossil fuels and that also reduce the amount of harmful emissions that would otherwise be released from the combustion of those fossil fuels. Our technologies, including our Clean Cycle TM generators, could benefit companies by both reducing energy costs and mitigating possible emissions penalties.

The market for waste heat recovery is well defined and, according to a recent report published by the U.S. Department of Energy “Waste Heat recovery: Technology and Opportunities in US Industry” and International Energy Agency report, “World Energy Outlook 2012” ,  “ 20 to 50% of industrial energy input is lost as waste heat.” and “~3/5 of the primary energy used in power plants becomes waste heat”. The opportunity in the waste heat recovery market is substantial.  The report continues, “A valuable alternative approach to improving overall energy efficiency is to capture and reuse the lost or ‘waste heat’ that is intrinsic to all manufacturing processes. During these manufacturing processes, as much as 20% to 50% of the energy consumed is ultimately lost via waste heat contained in streams of hot exhaust gases and liquids, as well as through heat conduction, convection, and radiation from hot equipment surfaces and from heated product streams.  In some cases, such as industrial furnaces, waste heat recovery can improve energy efficiency by 10% to as much as 50%.”

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,113,182 and a working capital deficit of $5,547,652 and a net loss of $2,214,854 for the year ended December 31, 2017. The company also had an accumulated deficit of $8,789,718 as of December 31, 2017 and used $1,495,470 in net cash from operating activities for the year ended December 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Our operating results are affected by a number of factors, including the following:

•

changes in the macro-economic environment and related changes in electricity & fuel cost;

•

the effects on our business when our customers are not successful in marketing their products and solutions;

•

the effects of government and municipality regulations impeding growth;

Competition

The competitors with our Clean CycleTM II Generators are Organic Rankine Cycle generator manufacturers such as Turboden, Ormat and some start-ups with fewer installations and some engine competitors aligning with ORC such as Wartsila, Caterpillar, and Cummins. Our product was designed by General Electric International and maintains its history and association with a major brand, however Clean CycleTM II is currently branded under CETY an entrepreneurial company with a proven product and technology. Our product is distinguished from its competitors by its magnetic bearing turbine technology offering lower maintenance and higher efficiency of 12% for under 500kW applications with low to medium temperature requirements. We have more than 1,000,000 fleet operating hours and 8 years of history in the field.

Employees

We presently have approximately 10 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel. We have never experienced work stoppages and we are not a party to any collective bargaining agreement.

Government Regulation

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Material cost may rise due to additional manufacturing cost of raw or made parts with the application of new regulations. Our liabilities may also increase due to additional regulations imposed by foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. In addition, our past, current and future operations and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our Heat Recovery Solutions as compared with competing technologies if we are able to achieve required compliance at a lower cost when our Clean Cycle TM generators are commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

 Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2016 and 2017.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,113,182 and a working capital deficit of $5,547,652 and a net loss of $2,214,854 for the year ended December 31, 2017. The company also had an accumulated deficit of $8,789,718 as of December 31, 2017 and used $1,495,470 in net cash from operating activities for the year ended December 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2017, we had current liabilities of $6,888,698. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default. We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric International due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric International. We are currently in default with our notes payable to Cybernaut Zfounder Ventures.

We are in discussions with both General Electric International and Cybernaut Zfounder Ventures.

IF DEMAND FOR THE PRODUCTS AND SERVICES THAT THE COMPANY OFFERS SLOWS, OUR BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which it intends to sell depends on many factors, including:

•	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases or may choose alternate products; the cost of oil, gas and solar energy;

•	the competitive environment in the heat to power sectors may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
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

Sales to our five largest customers have represented a significant percentage of our net sales in recent periods. Our five largest customers accounted for approximately 74% of net sales during the twelve months ended December 31, 2017.

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

OUR SECURITIES ARE THINLY TRADED WHICH DOES NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Markets as a Pink Sheet SEC Reporting Company. The OTC Markets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of May 1, 2016, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2016, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2016. Future minimum lease payments for the years ending December 31, are:

Year	Lease Payment
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense for the years ended December 31, 2017 and 2016 was $268,551 and $230,024 respectively.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2017, as reported by the OTC Markets, are as follows:

2016 FISCAL YEAR	High	Low
First Quarter	$0.10	$0.04
Second Quarter	$0.0895	$0.02
Third Quarter	$0.04	$0.008
Fourth Quarter	$0.034	$0.005

2017 FISCAL YEAR	High	Low
First Quarter	$0.0111	$0.001
Second Quarter	$0.027	$0.0032
Third Quarter	$0.0318	$0.01
Fourth Quarter	$0.0238	$0.0101

Record Holders

As of December 31, 2017, there were 210,881,122 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 260 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
2016 Stock Compensation Program	2,550,000	$0.03	-
Total	2,550,000	$0.03	4,192,943

Subsequently on February 9, 2018 the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining 2,550,000 stock options were cancelled.

Recent Sales of Unregistered Securities

For the years ended December 31, 2017 we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

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

 Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,113,182 and a working capital deficit of $5,547,652 and a net loss of $2,214,854 for the year ended December 31, 2017. The company also had an accumulated deficit of $8,789,718 as of December 31, 2017 and used $1,495,470 in net cash from operating activities for the year ended December 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the year ended December 31, 2017, we had a net loss of $2,214,854 compared to a net loss of $1,699,726 for the same period in 2016. The increase in the net loss in 2017 was mainly due to the Interest expense of 444,612 and financing fees of $708,714 associated with the convertible debt and lines of credit.  For the year ended December 31, 2017, our revenue was $957,633 compared to $2,047,333 for the same period in 2016. For the year ended December 31, 2017, our cost of goods sold was 57% compared to 63% for the same period in 2016, mainly due to the decrease material cost and higher efficiency as a percent of sales.  For the twelve months ended December 31, 2017, our gross margin was 43% compared to 37% for the same period in 2016.  For the twelve months ended December 31, 2017, our operating expense was $1,616,735 compared to $2,041,117 for the same period in 2016.  For the year ended December 31, 2017, we had a net loss from operations of $1,203,854 compared to $1,276,795 for the same period in 2016. Our total stockholder’s equity decreased by $1,844,928 resulting in shareholder deficit of $4,113,182 as of December 31, 2017.  As of December 31, 2017, we had a working capital deficit of $5,547,652 compared to working capital deficit of $3,307,374 as of December 31,2016.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 97% of accounts receivable at December 31, 2017. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit/(Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2017, we had outstanding common shares of 210,881,122 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2017 and 2016 were 200,560,377 and 142,572,730, respectively.  As of December 31, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 43,376,000 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

 Research and Development

We have suspended all research and development to focus on the expansion of our existing product line.

We had no expenses in Research and Development costs during the years ended December 31, 2016 and 2017.

Segment Information

Please see Note 2 in the footnotes to the financial statement for a discussion on our segment information.

Share Based Compensation

For a discussion on share-based compensation and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying audited financial statements.

Income Taxes

For a discussion income taxes and recently issued accounting pronouncements relating to share based compensation, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying financial statements.

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales

For the year ended December 31, 2017, our revenue was $957,633 compared to $2,047,333 for the same period in 2016.  Our revenue decreased mainly due to the transitional period while raising capital to fund the new business and establishing a new sales strategy for newly acquired HRS assets.

Gross Profit

For the year ended December 31, 2017, our gross profits increased to 43% from 37% for the same period in 2016. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2017, our SG&A expense was $422,746 compared to $527,943 for the same period in 2016.

Salaries Expense

For the year ended December 31, 2017, our Salaries expense was $783,656 compared to $933,125 for the same period in 2016.

Facility Lease Expense

For the year ended December 31, 2017, our Facility Lease expense was $268,551 compared to 230,024 for the same period in 2016.

Professional fees Expense

For the year ended December 31, 2017, our Professional fees expense was $139,322 compared to $157,976 for the same period in 2016. The decrease was mainly due to a decrease in our legal fees related to our patents.

Moving expense

For the year ended December 31, 2017, our moving expense was $0 compared to $78,702 for the same period in 2016.

Share Based Expense

For the year ended December 31, 2017, our share based expense was $2,460 compared to $113,347 for the same period in 2016.

Net (Loss) from operations

For the year ended December 31, 2017, our net loss from operations was $1,203,854 compared to net loss from operations of $1,276,795 for the same period in 2016. This decrease, was primarily due to the overall reduction in the operating expenses.

Gain (Loss) on derivative liability

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

On May 5, 2017 we entered into a six-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of sixty-one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On May 24, 2017 we entered into a six-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On June 13, 2017 we entered into a six-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion.

Financing Fees

For the year ended December 31, 2017 our financing fees expense was $708,712 compared to $122,397 for the same period in 2016, due to the issuance of convertible notes and the related conversions.

Gain on Warranty Liability

For the year ended December 31, 2016 we recognized a gain on our warranty liability in the amount of $141,611

There was no change in our warranty liability for the year ended December 31, 2017.

Interest Expense

For the year ended December 31, 2017 interest expense was $444,612 compared to $318,133 for the same period in 2016.

Net Income / Loss

For the year ended December 31, 2017, our net loss was $2,214,854 compared to net loss of $1,699,726 for the same period in 2016. This increase was primarily due to the increase in the financing fees.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Selected financial data from the statement of cashflows
for the years ended December 31,

	2017	2016
Net Cash provided / (Used) In Operating Activities	$ (1,495,470)	$ (513,186)
Cash Flows Used In Investing Activities	-	(75,436)
Cash Flows Provided / (used) By Financing Activities	1,498,446	590,868
Net (Decrease) Increase in Cash and Cash Equivalents	$ 2,976	$ 2,246

Capital Requirements for long-term Obligations

None.

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

DECEMBER 31, 2017

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2015. Spokane, Washington
April 16, 2018

Clean Energy Technologies, Inc.
Consolidated Balance Sheets
as of December 31,

	2017	2016
Assets
Current Assets:
Cash	$ 9,418	$ 6,442
Accounts receivable - net	477,081	367,623
Inventory	854,547	913,954
Total Current Assets	1,341,046	1,288,019
Property and Equipment - Net	144,867	187,682

Goodwill	747,976	747,976
License	354,322	354,322
Patents	163,076	174,911
Other Assets	24,229	24,229
Total Assets	$ 2,775,516	$ 2,777,139

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 10,863	$ 15,407
Accounts payable - trade	996,474	881,607
Accrued Expenses	1,706,372	1,666,816
Accrued Expenses Related party	133,260	107,167
Warranty Liability	100,000	100,000
Derivative Liability	244,496	102,913
Notes Payable - Current (net of discount)	3,692,233	1,716,483
Notes Payable - Current - Related Party	5,000	5,000
Total Current Liabilities	6,888,698	4,595,393
Long-Term Debt:
Notes Payable	-	450,000
Net Long-Term Debt	-	450,000
Total Liabilities	6,888,698	5,045,393

Commitments and contingencies	-	-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 210,881,122 and 155,178,083 shares issued and outstanding respectively	210,883	155,180
Shares to be issued	58,000
Additional paid-in capital	3,657,653	3,401,430
Accumulated deficit	(8,789,718)	(6,574,864)
Total Stockholders' (Deficit)	(4,113,182)	(2,268,254)
Total Liabilities and Stockholders' Deficit	$ 2,775,516	$ 2,777,139

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Operations
for the years ended December 31,

	2017	2016
Sales	$ 957,633	$ 2,047,333
Cost of Goods Sold	544,752	1,283,011
Gross Profit	412,881	764,322

General and Administrative
General and Administrative expense	422,746	527,943
Salaries	783,656	933,125
Moving Expense	-	78,702
Facility lease	268,551	230,024
Professional fees	139,322	157,976
Share Based Expense	2,460	113,347
Total Expenses	1,616,735	2,041,117
Net Profit / (Loss) From Operations	(1,203,854)	(1,276,795)

Loss on Disposal of fixed assets	-	(73,967)
Change in derivative liability	142,326	2,576
Beneficial conversion Feature	-	(52,621)
Gain on Warranty liability	-	141,611
Financing Fees	(708,714)	(122,397)
Interest Expense	(444,612)	(318,133)
Net Profit / (Loss) Before Income Taxes	(2,214,854)	(1,699,726)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (2,214,854)	$ (1,699,726)

Per Share Information:
Net Profit / (Loss) per common share basic and diluted	$ (0.01)	$ (0.01)

Basic and diluted weighted average number
of common shares outstanding	200,560,377	142,572,730

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Stockholders Equity
December 31, 2017

	Common Stock .001 Par		Preferred Stock		Treasury Stock		Common Stock to be issued
Description	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
12/31/2015	139,446,765	$ 139,449	$ 7,500	$ 750,000	$ 11,500	$ (633)	$ -	$ 2,736,477	$ (4,875,137)	$ (1,249,844)

										-
Shares Issued for Financing fees	400,000	400						27,600		28,000
Shares Issued for Note conversion	387,866	388						30,641		31,029
Shares Issued for Note conversion	2,380,952	2,381						12,619		15,000
Shares issued for Services	300,000	300						8,700		9,000
Share based Expense for options issued								76,347		76,347
Shares issued for conversion of accrued expenses	562,500	563						44,438		45,000
Shares Issued for Note conversion	1,200,000	1,200						3,120		4,320
Shares issued for cash	10,500,000	10,500						409,500		420,000
Beneficial Conversion Feature								52,621		52,621
Shares no longer valid					(11,500)	633		(633)		-
Net Loss									(1,699,726)	(1,699,726)
December 31, 2016	155,178,083	$ 155,180	7,500	$ 750,000	-	$ -	$ -	$ 3,401,430	$ (6,574,864)	$ (2,268,254)

Shares Issued for Note conversion	38,800,000	38,800						158,341		197,141
Shares issued for Services	600,000	600						1,860		2,460
Shares Issued for Note conversion	15,069,080	15,069						68,382		83,451
Shares Issued for Note conversion	1,233,959	1,234						27,640		28,874
Note Conversion shares to be issued							58,000			58,000
Net Loss									(2,214,854)	(2,214,854)
December 31, 2017	210,881,122	$ 210,883	7,500	$ 750,000	-	$ -	$ 58,000	$ 3,657,653	$ (8,789,718)	$ (4,113,182)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the years ended December 31,

	2017	2016
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (2,214,854)	$ (1,699,726)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	54,650	41,444
Share based compensation	2,460	113,347
Shares issued for finance fee	551,997	-
Loss on Disposal of fixed assets	-	73,967
Gain on warranty liability	-	(141,612)
Beneficial conversion feature	-	52,621
Change in Derivative Liability and debt discount	(45,486)	29,997
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(109,458)	107,076
(Increase) decrease in inventory	59,407	293,455
(Increase) decrease in other assets	-	33,479
(Decrease) increase in accounts payable	114,868	272,197
Other (Decrease) increase in accrued expenses	90,946	310,569
Net Cash Used In Operating Activities	(1,495,470)	(513,186)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(75,436)
Cash Flows Used In Investing Activities	-	(75,436)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(4,544)	15,407
Proceeds from convertible notes	1,021,500	391,250
Proceeds from related party note	-	5,000
(Decrease) increase in advances line of credit	481,490	(97,258)
Penalty on convertible note	-	24,000
Payment on notes payable	-	(167,531)
Proceeds from sale of common stock	-	420,000
Cash Flows Provided By Financing Activities	1,498,446	590,868

Net (Decrease) Increase in Cash and Cash Equivalents	2,976	2,246
Cash and Cash Equivalents at Beginning of Period	6,442	4,196
Cash and Cash Equivalents at End of Period	$ 9,418	$ 6,442

Supplemental Cashflow Information:
Interest Paid	$ 238,966	$ 273,715
Taxes Paid	$ -	$ -

Supplemental Non-Cash Disclosure:
Shares issued for Note conversion	$ 367,466	$ 50,349

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

(f/k/a Probe Manufacturing, Inc.)

 Notes to Consolidated Financial Statements

Notes 1- GENERAL

Business Overview

We design, build, and market clean energy products focused on energy efficiency and environmentally sustainable technologies and we perform electronics manufacturing services for Heat recovery Solutions and third parties.  Our principal products are based upon the Clean Cycle™ heat recovery system, offered by our wholly owned subsidiary Clean Energy HRS LLC DBA Heat Recovery Solutions.  Our Clean Cycle™ captures waste heat from a variety of sources and turns it into electricity that users can use, store, or export, such as to an external or utility power grid.  The proven, cutting-edge Clean Cycle™ technology allows commercial and industrial heat generators or sources to boost their overall energy efficiency with no additional fuel, no pollutants, and virtually no maintenance.  The engineering and manufacturing resources from our electronics manufacturing services business support our heat recovery solutions business.  We intend also to leverage these capabilities to identify and exploit other clean energy technologies and opportunities.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,113,182 and a working capital deficit of $5,547,652 and a net loss of $2,214,854 for the year ended December 31, 2017. The company also had an accumulated deficit of $8,789,718 as of December 31, 2017 and used $1,495,470 in net cash from operating activities for the year ended December 31, 2017. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth: (i) pursuing increased sales through existing global distribution channels and utilization of direct sales, integrators, and engineering firms; (ii) pursuing lease and energy-based contracts with customers, including targeted island or isolated locations where the economics, energy production, and emissions reduction profiles are attractive; (iii) pursuing stable and higher-margin electronics manufacturing services contracts where the terms are favorable to the Company; (iv) arranging financing partnerships and relationships to facilitate increased lease and energy-based commercialization of our HRS products; (v) leveraging core competencies to acquire or integrate other technologies and entertain equity opportunities; and (vi) pursuing licenses of our patented technology and proprietary processes and developing cogeneration and OEM opportunities.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2017, and December 31, 2016, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 96% of accounts receivable at December 31, 2017. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2017 and December 31, 2016, we had a reserve for potentially obsolete inventory of $250,000.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2017, we had outstanding common shares of 210,881,122 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2017 and 2016 were 200,560,377 and 59,583,060, respectively.  As of December 31, 2017, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into 43,376,000 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2017 and 2016.

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

Selected Financial Data:

	For the years ended December 31,
	2017	2016
Net Sales
Electronics Assembly	$ 581,191	$ 1,222,856
Clean Energy HRS	376,442	824,477
Total Sales	957,633	2,047,333

Segment income and reconciliation before tax
Electronics Assembly	70,949	145,858
Clean Energy HRS	341,932	618,464
Total Segment income	412,881	764,322

Reconciling items
General and Administrative expense	(422,746)	(527,943)
Salaries	(783,656)	(933,125)
Moving Expense	-	(78,702)
Facility lease	(268,551)	(230,024)
Professional fees	(139,322)	(157,976)
Share Based Expense	(2,460)	(113,347)
Loss on Disposal of fixed assets	-	(73,967)
Change in derivative liability	142,326	2,576
Beneficial conversion Feature		(52,621)
Gain on Warranty liability	-	141,611
Financing Fees	(708,714)	(122,397)
Interest Expense	(444,612)	(318,133)
Net Loss before income tax	$ (2,214,854)	$ (1,699,726)

	December 31, 2017	December 31, 2016
Total Assets
Electronics Assembly	$ 1,161,901	$ 1,219,848
Clean Energy HRS	1,613,615	1,557,291
	$ 2,775,516	$ 2,777,139

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the year ended December 31, 2017 and 2016 we had $2460 and $113,347 respectively, in share-based expense, due to the issuance of common stock.  As of December 31, 2017, we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2017, we had a net operating loss carry-forward of approximately $(4,026,145) and a deferred tax asset of $845,490 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(845,490).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2017 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2017	December 31, 2016
Deferred Tax Asset	$ 845,490	$ 696,639
Valuation Allowance	(845,490)	(696,639)
Deferred Tax Asset (Net)	$ -	$ -

Subsequently, on February 13, 2018, Clean Energy Technologies, Inc., a Nevada corporation (the “Registrant” or “Corporation”) entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation will receive $907,388 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”).

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note  Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein.

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2017	December 31, 2016
Accounts Receivable	$ 487,081	$ 374,623
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 477,081	$ 367,623

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

Acquired Assets
Inventory	$ 848,029
Leased asset	217,584
Property and Equipment	130,887
Intellectual Property	545,112
Assumed warranty Liability	(241,612)
Net Assets Acquired	$ 1,500,000

NOTE 5 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2017	December 31, 2016
Raw Material	$ 1,089,813	$ 1,136,850
Work in Process	14,734	27,104
Total	1,104,547	1,163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 854,547	$ 913,954

Our Inventory is pledged to Nations Interbanc, our line of credit

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2017	December 31, 2016
Capital Equipment	$ 1,772,632	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,703,201)	(1,660,386)
Net Fixed Assets	$ 144,867	$ 187,682

Our Depreciation Expense for the years ended December 31, 2017 and 2016 was $42,815 and 29,542 respectively.

 NOTE 7 – ACCRUED EXPENSES

	December 31, 2017	December 31, 2016

Accrued Wages	$ 287,002	$ 419,501
Accrued Interest	224,918	148,456
Accrued Interest Related party	133,259	107,167
Customer Deposit	98,594	3,000
Accrued Payable to GE - TSA	972,233	972,233
Accrued Rents and Moving Expenses	123,626	123,626
	$ 1,839,631	$ 1,773,983

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2016 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2017, the outstanding balance was $1,145,801 compared to $688,969 at December 31, 2016.

On November 3, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining principal balance of this note and accrued interest were converted into common stock at $.08.

On December 24, 2009, the Company issued an unsecured note payable to Linwood Goddard at a 12.00% interest rate, with a 36-month amortization and monthly payments of $334.14.  At March 31, 2016, the outstanding balance was $4,332. On May 13, 2016 the remaining Principal balance of this note and accrued interest were converted into common stock at $.08

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until December 31, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric..

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

On May 5, 2017 we entered into a six-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default.

On May 24, 2017 we entered into a six-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6 this note was assumed and paid in full at a premium for a total of $95,685 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 26th , 2018 and is currently in default.

On June 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion. Subsequently this note was partially converted into common stock and the balance was paid in full on February 14, 2018

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was subsequently converted into common stock

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was subsequently paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of sixty percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was subsequently paid in full on February 15, 2018

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

	December 31, 2017	December 31, 2016
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$ 244,496	$ 102,913

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The company has received an invoice from Oberon Securities for $291,767 which is in dispute.  The company believes it has defenses to the claim for compensation and plans to assert appropriate counterclaims and actions as permitted by law.  No liability has been recorded for this claim as the Company believes there is a greater than not probability that our Company will prevail in defending against the claim.

Operating Rental Leases

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

On March 10, 2016, we signed a lease agreement for a 18,200 square-foot CTU Industrial Building at 2990 Redhill Unit A, Costa Mesa, CA.  On May 1, 2016 we moved out of the Baker Street facility and moved our operations and headquarters to the new facility.  The lease term at the new facility is seven years and two months beginning October 1, 2016.  Future minimum lease payments for the years ended December 31, as follows:

Year	Lease Payment
2018	$228,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the years ended December 31, 2017 and 2016 was $268.551 and $230,024 respectively.

Severance Benefits

Effective at December 31, 2017, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

On August 28, 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 800,000,000. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2017

Common Stock Transactions

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

Common Stock

Our Articles of Incorporation authorize us to issue 800,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2017 there were 210,881,122 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2015	1,050,000	0.25	1,050,000	0.25
Granted	-	-	-	-
Expired	(300,000)	0.50	(300,000)	0.50
Exercised	-	-	-	-
Outstanding December 31, 2016	750,000	0.15	750,000	0.15
Granted	-	-	-	-
Expired	-	-	-	0.50
Exercised	-	-	-	-
Outstanding December 31, 2017	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	.50	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	.50	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	.75	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	.75	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. Subsequently on February 9, 2018 the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

NOTE 12 – RELATED PARTY TRANSACTIONS

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components.  From time to time, we purchase parts from Billet Electronics.    In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company.  Our Board of Directors has approved the transactions between Billet Electronics and the Company.

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2016, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018.

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

Note 13 - Warranty Liability

For the year ended December 31, 2016 we recognized a gain on our warranty liability in the amount of $141,611

There was no change in our warranty liability for the year December 31, 2017

NOTE 14 – SUBSEQUENT EVENTS

On February 13, 2018, Clean Energy Technologies, Inc., a Nevada corporation (the “Registrant” or “Corporation”) entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation will receive $907,388 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”), as disclosed on form 8K on February 15, 2018.

From January 1 through February 13, 2018 we issued 26,054,672 for partial conversions of our convertible notes

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2017.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

Quarterly Events

None.

Subsequent Events

On February 13, 2018, Clean Energy Technologies, Inc., entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation will receive $907,388 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”).

The Corporation has not entered into any compensatory agreement with any of the newly appointed directors at this time but may do so in the future.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2017 and directors pending the effective date of a Form 14F-1 to be filed with the Securities and Exchange Commission:

Name	Age	Position
Kambiz Mahdi	53	President, CEO, Director
John Bennett	57	CFO, Director
Wang Jun	51	Pending Director
Lin Shuangan	30	Pending Director
Lyu Yongsheng	65	Pending Director
Calvin Pang	33	Pending Director
Robert Young	64	Director
Kevin Scott	53	Director
Meddy Sahebi	62	Director
William Maloney	58	Director
Juha Rouvinen	50	Director
Erin Falconer	41	Director

On February 8, 2018 all of the directors except Mr. Mahdi tendered their resignations in connection with a condition precedent to the financing of the company.

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Kambiz Mahdi, age 53, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to CETY, Mr. Mahdi was technical director at Future Electronics for six years supporting Motorola, Analog Devices and Micro Chip technologies and product lines. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top 100 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 57, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic Manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

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

Robert Young, age 64, prior to joining our board of directors in June of 2012, Mr. Young was Director of Mobile Services for Boeing Satellite Systems, Inc. (“BSS”), the world’s largest manufacturer of commercial satellites, where he was responsible for developing communication and navigation services for governmental and commercial clients. Prior to joining BSS, Mr. Young was the CFO and Chief of Business Operations for a joint venture between Hughes Electronics, General Motors and Delco Electronics. Previously, Mr. Young was assigned to the Hughes Electronics Corporate Office where he was responsible for mergers and acquisitions, identifying and developing foreign offset programs and served as the Hughes Chief Economist.  Mr. Young currently sits on the board of Kinecta Federal Credit Union, which is the 19th largest credit union in the United States (having previously served as Kinecta’s Chairman of the board of directors from 2007-2009).  Mr. Young received his B.S. degree from the San Diego State University and an M.BA. from Loyola Marymount University.

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

Meddy Sahebi age 62 – Meddy Sahebi, has over 35 years of experience in business development, where he has focused specifically on finding opportunities in emerging markets, and product development. Mr. Sahebi, was a founder of Mann Healthcare Partners, in 2011, and has been a director since that time.  From 2008 to 2011, Mr. Sahebi was a business development consultant to Crescent Financial Partners, a Los Angeles – based private equity and merchant banking firm. While at Crescent, Mr. Sahebi focused on business development for fast growing, early-stage and middle market companies across multiple industries ranging from high-tech to real estate to energy companies. Prior to 2008, Mr. Sahebi founded a consulting company that worked with master developers to develop eco-friendly, socially responsible, sustainable communities comprising of entertainment, commercial and residential real estate projects in the United States and Canada. The Board of Directors appointed Mr. Sahebi as Chairman of the Board of the Company due to his strong experience in management of small to mid-size companies and his work in the emerging markets.

William Maloney age 58 – William Maloney has been the President of Bioenergy Associates, LLC, since 2008, where he is currently managing consultants and providing advisory services to biofuels and bioenergy producers, traders and project developers. Mr. Maloney has been involved in the renewable energy sector for over 30 years. Previously to working at Bioenergy Associates, Mr. Maloney served as President and CEO of Pacific West Energy, LLC, a renewable energy company involved in developing renewable energy projects in Hawaii, and affiliated with Province Line Capital LLC, a company that traded in soft commodities and biofuels, as well as, providing consulting and advisory services. From 1996 – 2008 Mr. Maloney served as Director of Business development for ED & F Man Alcohols. In this position Mr. Maloney was responsible for fuel ethanol sales in the USA as well as project evaluation and development in the US and Central America. In addition to ED & F Man, Mr. Maloney has or continues to provide consulting services to such firms the Louis Dreyfus, Vitol SA, Morgan Stanley, Pacific Ventures, Pacific International Energy Solutions, Windstrip and Aloha Petroleum.  Prior to joining ED & F Man Mr. Maloney was the principal owner and director of Caribbean Pacific Alcohol Company (1992-1998), owner and operator of a twelve million gallon per annum ethanol plant in Kingston, Jamaica. The Board of Directors believes that Mr. Maloney’s experience in the renewable energy sectors and his financial knowledge would be a valuable asset to the Company, and as such, has elected Mr. Maloney as a Director to the Company.

Juha Rouvinen age 59 – Juha Rouvinen, has been the Chairman and CEO of Windstrip LLC, since 2005. At Windstrip, Mr. Rouvinen manages teams that have invented and are commercializing an integrated hybrid power system that provides continuous power to remote locations that otherwise would not have access to electricity. Mr. Rouvinen has more than 20 years of experience in founding, managing, financing and investing in start-up companies. Mr. Rouvinen specializes in advising clean technology investors, incubators and green technology funds in Finland, the Middle East and North America. Previously to Windstrip, Mr. Rouvinen founded and managed a hospitality and health services company in Finland. In light of Mr. Rouvinen’s past experience in green technology, start-up companies and his business knowledge, he was appointed as a Director of the Company.

Erin Falconer age 42 – Erin Falconer, is the co-owner and Editor-in-Chief of PickTheBrain.com, which is currently one of the most successful self-development websites on the internet, with Forbes Magazine distinguishing her blog as “One of the Top 100 Most Influential Sites for Women”, in 2013.  In 2012, Erin along with her partner, raised one million dollars to fund her tech start-up LEAF.tv (an ecommerce video brand for the Millennial generation). She was president until 2015, when LEAF was sold to publicly traded, Demand Media. She is now the General Manager of the brand. Simultaneously, since 2008, Erin has been the Editor in Chief and co-owner of PickTheBrain - one of the most successful and respected self-improvement blogs online, today.

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

Mr. Wang Jun, age: 51. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. Our Board of Directors selected Mr. Wang to serve as a director because of his extensive experience in clean energy technology and his prior experience as a CEO and board member of a public company. Mr. Wang will join the Board of Directors after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective.

Mr. Lin Shuangan. age: 30. Mr. Lin is the Deputy Chief Executive of Shanghai New Hope Data Technology Co., Ltd. where he has worked since 2015. Prior to that Mr. Lin, worked for New Hope Group Co., Ltd from 2012 to 2015 as a project manager for the chemical industry subsidiary. Mr. Lin graduated from De Montford University and obtained a bachelor’s degree in business. Our Board of Directors selected Mr. Lin to serve as a director because of his extensive experience in product manufacturing. Mr. Lin will join the Board of Directors after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective.

Mr. Lyu Yongsheng. age: 65. Mr. Lyu has acted as an independent project consultant for Taiyu (Shenyang) Energy Technology Co., Ltd. since 2009. From 2003 to 2009, he served as the Executive Director of the Mianyang City Civil Aviation Administration Greening Company. From 1996 to 2003, he was the General Manager of Mianyang Township Enterprise Supply and Marketing Corporation. Mr. Lyu graduated from Jilin University with a bachelor’s degree in engineering. Our Board of Directors selected Mr. Lyu to serve as a director because of his extensive experience in clean energy technology and his experience in managing complex engineering processes. Mr. Lyu will join the Board after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective

Mr. Calvin Pang. age: 33. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business in Washington University in St. Louis with a bachelor’s degree in business and finance. Our Board of Directors selected Mr. Wang to serve as a director because of his extensive experience in corporate finance. Mr. Pang will join the Board after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held nine meetings during the fiscal year ended December 31, 2017. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors. We did not hold an annual meeting in 2017.

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

Director Independence

We had a seven-member Board of Directors in 2017. After the resignation of 6 members of our Board of Directors on February 8 and 14, 2018, Kam Mahdi was our sole director. Upon the effective date of the Form 14F-1, we will have 5 members of our Board of Directors.

Board Leadership Structure; Independent Lead Director

The Company currently does not have an Independent Directors.  Upon the effective date of the Form 14F-1, we will have 3 members of our Board of Directors that are classified as independent.

Committees of our Board of Directors

We have no standing committees of our Board of Directors at the current time, which is due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our Company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee.  The functions that these committees will perform are currently being performed by our five-member Board.

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

Fiscal Years 2017 and 2016 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2017 and 2016.

Fiscal Years 2017 and 2016 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. For the year ended 2016, we issued the 450,000 shares of common stock options to our five new independent directors and 300,000 to our one legacy director.  For the year ended December 31, 2017 there were no stock options granted

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2017 or 2016.

Director Summary Compensation in Fiscal Years 2017 and 2016

The following table sets forth the fiscal years 2016, and 2017 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)

Robert Young 2016	$ -	$ -	$ -
Robert Young 2017	$ -	$ -	$ -

Kevin Scott 2016	$ -	$ -	$ -

Meddy Sahebi 2016	$ -	$ -	$ -
Meddy Sahebi 2017	$ -	$ -	$ -

William Maloney 2016	$ -	$ -	$ -
William Maloney 2017	$ -	$ -	$ -

Juha Rouvinen 2016	$ -	$ -	$ -
Juha Rouvinen 2017	$ -	$ -	$ -

Daniel Elliott 2016	$ -	$ -	$ -
Daniel Elliott 2017	$ -	$ -	$ -

Erin Falconer 2016	$ -	$ -	$ -
Erin Falconer 2017	$ -	$ -	$ -

 (1)       This column represents the amount of cash compensation earned in fiscal years 2017, and 2016 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years, 2017, and 2016 in accordance with FASB ASC Topic 718. The grant date fair value of restricted share unit awards is the closing price of our common stock shares on the date of grant.

Change of Control and Termination Provisions

We currently have stock options issued and outstanding to our non-employee directors purchase 2,550,000 shares of our common stock at $.03 per share. In the event of a dissolution or liquidation of the company or if we are acquired by merger or asset sale or in the event of other change of control events, no acceleration of the termination of any of the restrictions applicable to Restricted Shares, Restricted Stock Unit Awards, Options or Stock Appreciation Rights

as defined in the 2011 Plan shall occur in the event of a change in control, unless otherwise provided by our Board of Directors or committee thereof, in such grant.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2017, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of ETI Partners IV LLC or their members who may be considered to beneficially own our common stock who have not filed a Forms 3 or 4 in 2012 or thereafter or a Form 5 as required in 2017.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2017 and 2016 compensation for:

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

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)(3)	($)(4)	($)	($)	($)		($)
Kambiz Mahdi (1)	2017	$275,000	$ -	$ -	$ -	$ -	$ -	$ -	$275,000
Chief Executive Officer	2016	$275,000	$ -	$ -	$ -	$ -	$ -	$ -	$275,000

John Bennett (2)	2017	$140,000	$ -	$ -	$ -	$ -	$ -	$ -	$140,000
Chief Financial Officer	2016	$140,000	$ -	$ -	$ -	$ -	$ -	$ -	$140,000

1)

On October 1, 2015, we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000 In 2017 Mr. Mahdi was paid down total of $38,461 from the past due balance of unpaid salary from 2016 with remaining outstanding balance of  $69,884 due to lack of capital.

2)      In 2016 Mr. Bennett was only paid $74,821 due to lack of capital and is still due $58,145 from 2016.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2017 and 2016.

4)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock at $.33 per share on February 28, 2008.  Both option grants expired on February 08, 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End

 There are no outstanding options or stock awards held by our named executive officers as of December 31, 2017.

 (1) Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expired on February 08, 2017.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.    For the years ended December 31, 2017 and 2016, we had $0 in non-vested expense to be recognized.

Executive Employment Agreements

On September 1, 2011, the Board approved long-term executive employment agreements with our Chief Executive Officer, Kambiz Mahdi and Chief Financial Officer John Bennett, for a period of five years from execution, unless terminated earlier pursuant to the terms of their respective agreements.

On October 1, 2015 we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000. In addition, Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or (1) year, whichever is greater. Mr. Mahdi employment contract expired on October 1, 2017. Mr Mahdi has been continuing to work under the same term and we are negotiating a new contract with Mr. Mahdi.

Mr. Bennett will receive an annual compensation of $140,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. Additionally, Mr. Bennett will receive $40,000, payable in 800,000 shares of the company’s common stock at $.05 per share, as a retention bonus. The shares will be issued at the rate of 100,000 shares per quarter, on the 15th day of each quarter, commencing on September 15, 2011 and continuing for the following seven quarters. Mr. Bennett will also receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater. On September 1, 2016 Mr. Bennett’s employment agreement automatically renewed for an additional five years.

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

The following table shows, as of March 31, 2018 the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 554,773,461 shares of our common stock outstanding as of March 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage
MGW Investments I Limited (11	615,629,334	70.93%
ETI Capital Partners (6)	57,380,323	6.61%
Kambiz Mahdi (2) – Director and CEO	22,866,000	2.63%
John Bennett (3) – Former Director and CFO	1,359,200	0.16%
Robert Young (4) – Former Director	400,000	0.05%
Meddy Sahebi – Former Director (6)	-	0.00%
William Maloney – Former Director	-	0.00%
Juha Rouvinen – Former Director	-	0.00%
Erin Falconer – Former Director	-	0.00%
All directors and officers as a group	24,225,200	2.79%
Total Issuable and Outstanding March 31, 2018	867,940,128

1)

The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

2)

ETI Partners IV LLC (“P-IV”) is a private investment company organized as a Delaware limited liability company, with its principal offices c/o Energy Technology Innovations, Inc., 901 Washington Boulevard, Suite 208, Marina Del Rey, CA 90292.  Energy Technology Innovations, Inc. is the Manager of P-IV.  Mr. Meddy Sahebi is the President of Energy Technology Innovations, Inc.  P-IV is the beneficial owner of 57,380,323 shares of common stock.  Mr. Sahebi, is the President of Energy Technology Innovations, Inc., which is the Manager of P-IV.

3)

Calvin Pang has voting and investment power over all of our common stock held by MGWI Investment I Limited (“MGWI”). MGWI

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 Director Independence

We have a five-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, four of our directors can be deemed an “independent directors.”

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

 Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2016 and December 31, 2017 are set forth in the table below:

Services:	2016	2017
Audit Fees (1)	$ 62,846	$ 50,528
Audit Related Fees (2)	1,400	-
Tax Fees (3)	1,500	3,885
Total	$ 52,513	$ 54,413

(1)

Audit fees billed in 2017 and 2016 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2016 and 2017 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2016 and December 31, 2017 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 17th day of April, 2018.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 16, 2018

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 16, 2018

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

Date: April 16, 2018

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

3.1 Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2 Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3 Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated 2.15.18)

3.4 Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016)

3.5  Amended and Restated Articles dated, July 6, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016)

3.6  Amended By-Laws, dated July 6, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016)

3.7  Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017. (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017)

4.1  Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3 Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4  Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on September 26, 2005 ).

4.5  Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on September 26, 2005 ).

4.6 Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005

4.7 Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9  Amended Series A Warrant Agreement. (included as exhibit 4.1 to the Form 8.K filed on November 10, 2008  and amended on November 18, 2008).

4.10  Amended Series B Warrant Agreement. (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008  and amended on November 18, 2008).

4.11  Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan.  (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011)

4.12   Voting Agreement, dated February 13, 2018 by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust. (included as exhibit 4.24to the Form 8-K filed on  February 14, 2018).

10.1  Lease  Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2 Consulting  Agreement  between  Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005 ).

10.3  Legal retainer agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005 ).

10.4 Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005 ).

10.5 Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005 ).

10.6 Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005 ).

10.7 Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005 ).

10.8 Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2004  (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9 Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.9 to the Form SB-2/A filed on June 10, 2005 ).

10.10 Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005 ).

10.11 Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005 ).

10.12 Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.13 Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.14 Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005 ).

10. 15 Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005 ).

10.16 Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005 ).

10.17 Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005 ).

10.18 Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005 ).

10.19 Promissory note with Rufina V. Paniego dated July 1, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005 ).

10.20 Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on September 26, 2005 ).

10.21 Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on September 26, 2005 ).

10.22 Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on September 26, 2005 ).

10.23 Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on September 26, 2005 ).

10.24 Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on September 26, 2005 ).

10.25 Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on September 26, 2005 ).

10.26 Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005 (included as exhibit 10.26 to the Form 10-K filed on April 17, 2006 )

10.27 Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.25 to the Form 8-K filed on September 21, 2006)

10.28 Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. . (included as exhibit 99.1 to our definitive 14D filed on October 5, 2006 )

10.29 Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006 ).

10.30 Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006 ).

10.31 Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006 ).

10.32 Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33 Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006 ).

10.34 Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006 ).

10.35 Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006 ).

10.36 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006 ).

10.37 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006 ).

10.38 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006 ).

10.39 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006 ).

10.40 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006 ).

10.41 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006 ).

10.42 Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006 ).

10.43 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006 ).

10.44 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006 ).

10.45 Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006 ).

10.46 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006 ).

10.47 Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006 ).

10.48 Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006 ).

10.49 Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006 ).

10.50  Amended and Restated Series A Warrant Agreement. (included as exhibit 10.1 to the Form 8-K filed on November 14, 2006) (included as exhibit 10.1 to the Form 8-K filed on November 14, 2006).

10.51 Amended and Restated Series B Warrant Agreement.

10.52 Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.53 Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.55 Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10. 56 Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan. (included as attachment to PRE14A Form 8-K filed on November 18, 2007)

10.57 Employment Letter of John Bennett date February 28, 2008. (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 3, 2008)

10.58 Amended Sublease Agreement dated May 19, 2008. (included as exhibit 10.1 to the Form 8-K filed on May 19, 2008)

10.59 Letter of Intent between Probe Manufacturing and Solar Masters. (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008)

10.60 Amended Letter of intent to acquire the assets of Solar Master Company. included as exhibit 10.1 to the Form 10-Q filed on August 12, 2008).

10.61 Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008.  (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008)

10.62 Executive Consulting Agreement with Barrett Evans.  (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008)

10.63 Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008)

10.64 Letter to Reza Zarif regarding Resignation Letter. (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008)

10.65 Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008)

10.66 Response from Reza Zarif Regarding 8-K dated 9/25/2008. (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008)

10.67 Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009)

10.68 Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009)

10.69 Sale of Common Stock to KB Development Group, LLC  (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009)

10.70  Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009)

10.71  Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009. (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009)

10.72 Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. Conrad (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011)

10.73 Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011.  (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011)

10.74 Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013. (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013)

10.75  Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013)

10.76  Form of Series F Warrant Agreement.  (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013)

10.77  Form of Series G Warrant Agreement  (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013)

10.78 OEM Agreement between the Company and S-Ray INCORPORATED, dated November 21st, 2014. (included as exhibit 10.3 to the Form 8-K filed on November 24, 2014)

10.79 Form of Stock Purchase Agreement (included as exhibit 10.3 to the Form 8-K filed on December 17, 2014)

10.80  Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 4.1 to the Form 8-K filed on September 15, 2015)

10.81  Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015.  (included as exhibit 10.2 to the Form 8-K filed on September 15, 2015)

10.82 Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 15, 2015)

10.83 Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015. (included as exhibit 10.4 to the Form 8-K filed on September 15, 2015)

10.84 Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016)

10.85 Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 10-Q filed on November 18, 2016)

10.86 Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 17, 2016)

10.87 Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017)

10.88 Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant. (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2017)

10.89 Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017. (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017)

10.90 Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 14, 2017. (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017)

10.91 Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016. (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017)

10.92 Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018. (included as exhibit 10.20 to the Form 8-K filed on February, 20 2018)

10.93 Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018. (included as exhibit 10.21 to the Form 8-K filed on February, 20 2018)

10.94  $939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018. (included as exhibit 10.22 to the Form 8-K filed on February, 20 2018)

10.95 ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018. (included as exhibit 10.23 to the Form 8-K filed on February, 20 2018)

10.96 Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018. (included as exhibit 10.24 to the Form 8-K filed on February, 20 2018)

10.97 $153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018. (included as exhibit 10.25 to the Form 8-K filed on February, 20 2018)

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 5, 2007.

14.2  Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011. .  (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011)

21.1* List of Subsidiaries

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