Form 10-Q
period 2018-03-31
Clean Energy Technologies, Inc.
filed 2018-05-21
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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
Emerging Growth Company [ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes [X] No

As of May 18, 2018, there were 554,698,461 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(f/k/a Probe Manufacturing, Inc.)

(A Nevada Corporation)

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

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2018 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

5

Consolidated Statements of Operations (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

9

Clean Energy Technologies, Inc.
Consolidated Balance Sheets

	(un-audited)	(audited)
	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$ 245,216	$ 9,418
Accounts receivable - net	475,112	477,081
Inventory	840,742	854,547
Prepaid expenses	33,863
Total Current Assets	1,594,933	1,341,046
Property and Equipment - Net	129,387	144,867

Goodwill	747,976	747,976
License	354,322	354,322
Patents	160,107	163,076
Other Assets	24,229	24,229
Total Assets	$ 3,010,954	$ 2,775,516

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$ 5,829	$ 10,863
Accounts payable - trade	969,720	996,474
Accrued Expenses	1,890,189	1,706,372
Accrued Expenses Related party	-	133,260
Warranty Liability	100,000	100,000
Derivative Liability	517,674	244,496
Notes Payable - Current (net of discount)	3,251,446	3,692,233
Notes Payable - Current - Related Party	-	5,000
Total Current Liabilities	6,734,858	6,888,698
Total Liabilities	6,734,858	6,888,698

Commitments and contingencies	$ -	$ -

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 5000 shares and 0 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 800,000,000 shares authorized; and 553,198,461and 210,881,122 shares issued and outstanding respectively	553,201	210,883
Shares to be issued	18,000	58,000
Additional paid-in capital	5,057,871	3,657,653
Accumulated deficit	(10,102,976)	(8,789,718)
Total Stockholders' (Deficit)	(3,723,904)	(4,113,182)
Total Liabilities and Stockholders' Deficit	$ 3,010,954	$ 2,775,516

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
(unaudited)

	three months ended March 31,
	2018	2017
Sales	$ 172,391	$ 268,870
Cost of Goods Sold	143,714	206,784
Gross Profit	28,677	62,086

General and Administrative
General and Administrative expense	159,335	122,920
Salaries	194,062	187,096
Facility lease	70,979	66,735
Share Based Expense	91,140	2,460
Total Expenses	515,516	379,211
Net Profit / (Loss) From Operations	(486,839)	(317,125)

Change in derivative liability	(273,178)	(47,990)
Loss on abandonment of assets	(6,618)	-
Financing Fees	(378,155)	(187,511)
Interest Expense	(168,468)	(63,471)
Net Profit / (Loss) Before Income Taxes	(1,313,258)	(616,097)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,313,258)	$ (616,097)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	388,286,554	171,683,639

Net Profit / (Loss) per common share basic and diluted	$ (0.00)	$ (0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the three months ended March 31,
(unaudited)

	2018	2017
Cash Flows from Operating Activities:
Net Income / ( Loss )	$ (1,313,258)	$ (616,097)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,831	13,622
Share based compensation	91,140	2,460
Finance fees	378,155
Loss on Disposal of fixed assets	6,618
Change in Derivative Liability and debt discount	161,752	153,096
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,969	2,051
(Increase) decrease in inventory	13,805	(7,305)
(Increase) decrease in other assets	(33,869)	-
(Decrease) increase in accounts payable	(26,754)	(43,390)
Other (Decrease) increase in accrued expenses	50,555	51,919
Net Cash Used In Operating Activities	(658,056)	(443,644)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(5,034)	(13,028)
Payments on notes payable	(198,295)	-
Proceeds from notes payable	189,806	452,266
Stock issued for cash	907,377
Cash Flows Provided By Financing Activities	893,854	439,238

Net (Decrease) Increase in Cash and Cash Equivalents	235,798	(4,406)
Cash and Cash Equivalents at Beginning of Period	9,418	6,442
Cash and Cash Equivalents at End of Period	$ 245,216	$ 2,036

Supplemental Cashflow Information:
Interest Paid	85,893	46,198
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Shares issued for Services	91,140	24,602
Shares issued for note conversions	171,635	153,741

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

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. This resulted in a change in control.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,723,904 and an accumulated deficit of $10,102,976 and a working capital deficit of $5,139,925 and a net loss of $1,313,258 for the three months ended March 31, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim financial statements as of and for the three months ended March 31, 2018, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2018, are not necessarily indicative of results for the entire year ending December 31, 2018.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2018, and December 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 97% of accounts receivable at March 31, 2018. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2018 and December 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,”Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the company applies the following methodology to recognize revenue:

1)	Identify the contract with a customer.
2)	Identify the performance obligations in the contract.
3)	Determine the transaction price.
4)	Allocate the transaction price to the performance obligations in the contract.
5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•  Level 1:  Quoted prices in active markets for identical assets or liabilities.

•  Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•  Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of March 31, 2018, reflect:

•  Cash:  Level 1   Measurement based on bank reporting.

         Level 2   Loans from Officers and related parties

         Level 3   Derivatives on convertible notes

•

Level 2   Based on promissory notes.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2018, we had outstanding common shares of 553,198,461 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2018 and 2017 were 388,286,554 and 171,683,639, respectively.  As of March 31, 2018, we had outstanding warrants to purchase 750,000 additional common shares and options to purchase 2,618,818 additional common shares. In addition, we had convertible notes, convertible into of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three months ended March 31, 2018 and 2017.

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

Selected Financial Data:

	three months ended March 31,
	2018	2017
Net Sales
Electronics Assembly	149,515	187,393
Clean Energy HRS	22,876	81,477
Total Sales	172,391	268,870

Segment income and reconciliation before tax
Electronics Assembly	7,232	3,965
Clean Energy HRS	21,445	58,121
Total Segment income	28,677	62,086

Reconciling items
General and Administrative	(159,335)	(122,920)
Share Based Expense	(91,140)	(2,460)
Salaries	(194,062)	(187,096)
Moving Expense		-
Rent	(70,979)	(66,735)
Professional fees	-	-
Financing Fees	(378,155)	(187,511)
Loss on disposal of fixed assets	(6,618)	-
Change in derivative liability	(273,178)	(47,990)
Interest expense	(168,468)	(63,471)
Net Loss before income tax	(1,313,258)	(616,097)

	March 31, 2018	December 31, 2017
Total Assets
Electronics Assembly	1,308,322	1,180,522
Clean Energy HRS	1,702,632	1,548,796
	3,010,954	2,729,318

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the three months ended March 31, 2018 and 2017 we had $91,140 and $2,460 respectively, in share-based expense, due to the issuance of common stock.  As of March 31, 2018, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective  January 1, 2018.  The Company will compute its income tax expense for the three months ended March 31, 2018 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of March 31, 2018, we had a net operating loss carry-forward of approximately $(1,313,258) and a deferred tax asset of approximately $281,171 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(81,171).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2018	December 31, 2017
Deferred Tax Asset	$ 281,171	$ 845,490
Valuation Allowance	(281,171)	(845,490)
Deferred Tax Asset (Net)	$ -	$ -

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

Business Combination and Goodwill

On March 20, 2013, we completed the acquisition of Trident whereby we acquired 100% of the issued and outstanding common stock shares of Trident in exchange for 1,600,000 shares of our restricted shares of common stock. As a result of the acquisition, Trident has become a wholly-owned subsidiary of the Company. As a result, we recognized $420,673 in goodwill.  On January 2, 2017 we closed the Trident facility in Utah and as for the three months ended December 31, 2015 we booked an impairment of the goodwill in the amount of $420,673.

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

•

Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2017 EITF Meetings  (SEC Update)

•

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

•

Update 2017-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•

Update 2017-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

•

Update 2017-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•

Update 2017-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•

Update 2017-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

•

Update 2017-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

•

Update 2017-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•

Update 2017-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•

Update 2017-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

Update 2017-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2017-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2017-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2018	December 31, 2017
Accounts Receivable Trade	$ 482,112	$ 484,081
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 475,112	$ 477,081

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2018	December 31, 2017
Raw Material	$ 1,083,534	$ 1,089,813
Work in Process	7,208	14,734
Total	1,090,742	1163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$ 840,742	$ 913,954

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2018	December 31, 2017
Capital Equipment	$ 1,390,333	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,336,382)	(1,703,201)
Net Fixed Assets	$ 129,387	$ 187,682

During the three months ended March 31, 2018 we disposed of obsolete fixed assets and as a result recognized a net loss of $6,618.

 NOTE 7 – ACCRUED EXPENSES

	March 31, 2018	December 31, 2017

Accrued Wages	$ 268,784	$ 287,002
Accrued Interest	389,654	224,918
Accrued Interest Related party	-	133,259
Customer Deposit	135,892	98,594
Accrued Payable to GE - TSA	972,233	972,233
Accrued Rents and Moving Expenses	123,626	123,626
	$ 1,890,189	$ 1,839,632

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2018 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2018, the outstanding balance was $1,207,146 compared to $1,170,462 at December 31, 2017.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609.02, commencing on December 31, 2016 and continuing until December 31, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

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

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of March 31, 2018 the outstanding balance was $5,000.

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

On May 24, 2017 we entered into a six-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default.

On June 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion. This note was partially converted into common stock and the balance was paid in full on February 14, 2018

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was converted into common stock

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of sixty percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. $As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At March 31, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more that 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	March 31, 2018	December 31, 2017

Outstanding Balance	$ 517,674	$ 244,496

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

Year	Lease Payment
2018	$171,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the Three months ended March 31, 2018 and 2017 was $70,979 and $66,735 respectively.

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

Beginning with the year 2017, we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(a)(2) or 4(a)(5) of the Securities Act.

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

On February 13, 2018, Clean Energy Technologies, Inc., a Nevada corporation (the “Registrant” or “Corporation”) entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation received $907,377 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”), as disclosed on form 8K on February 15, 2018.

From January 1 through March 31, 2018 we issued 26,054,672 for partial conversions of our convertible notes. We also issued 13,800,000 shares for additional compensation and accrued for 1,500,000 for consulting services subsequently issued on May 18, 2018.

Common Stock

Our Articles of Incorporation authorize us to issue 800,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2018 there were 553,198,461 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

Series F – Common stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expire on June 30, 2018.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expire on September 19, 2018.

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expire on June 30, 2018.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expire on September 19, 2018.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2017	750,000	0.15	750,000	0.15
Granted	-	-	-	-
Expired	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2018	750,000	0.15	750,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$ 0.10	250,000	$ 0.10	.25	250,000	$ 0.10
$ 0.20	250,000	$ 0.20	.25	250,000	$ 0.20
$ 0.10	125,000	$ 0.10	.50	125,000	$ 0.10
$ 0.20	125,000	$ 0.20	.50	125,000	$ 0.20
Total	750,000	$ 0.15		750,000	$ 0.15

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

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of March 31, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018. As a result as of March 31, 2018 Mr. Sahebi was no longer a related party.

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

Note 13 - Warranty Liability

There was no change in our warranty liability for the three months ended March 31, 2017

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Working Capital

	March 31, 2018	December 31, 2017

Working Capital	$ (5,139,925)	$ (5,547,652)
Total Assets	3,010,954	2,775,516
Long term Debt	-	-
Stockholder Equity	$ (3,723,904)	$ (4,113,182)

Cash Flows

for the three months ended March 31,
(unaudited)

	2018	2017
Net Cash provided / (Used) In Operating Activities	(658,056)	(443,644)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	893,854	439,238
Net (Decrease) Increase in Cash and Cash Equivalents	245,216	(4,406)

Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Operating Revenues

The Company’s revenues were $172,391 for the three months ended March 31, 2018 compared to $268,870 for the same period in 2017. Our revenue decreased mainly due to the transitional period while raising capital to fund the new business and establishing a new sales strategy for newly acquired HRS assets.

Gross Profit

For the three months ended March 31, 2018, the Company’s gross profit was $28,677 compared to $62,086 for the same period in 2017. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses were $159,337 compared to $122,920 for the same period in 2017. The main reason for the increase was the increase in professional fees related to the change in control dated February 13, 2018.

Salaries Expense

For the three months ended March 31, Salaries expenses were $194,062 compared to $187,096 for the same period in 2017. The main reason for this increase was due to a pay increase to an employee.

Facility Expense

For the three months ended March 31, 2018, Facility expenses were $70,979 compared to $66,735 for the same period in 2017. The increase was mainly due to the increase in the contractual lease payments.

Share based expense

For the three months ended March 31, 2018, share based expenses were $91,140 compared to $2,460 for the same period in 2017, due to the issuance of common stock as additional compensation.

Loss on Derivative Liability

For the three months ended March 31, 2018, we had a loss on derivative liability of $273,178 compared to a loss of $47,990 for the same period in 2017.  This was mainly due to the calculation of the derivative liability from the issuance of convertible notes

Loss on abandonment of assets

For the three months ended March 31, 2018, we had a loss on abandonment of assets of $6,618 compared to $0 for the same period in 2017.

Financing Fees

For the three months ended March 31, 2018, We had a financing fees of $378,155 compared to $187,511for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium

Interest Expense

For the three months ended March 31, 2018, Interest expenses were $168,468 compared to $63,471 for the same period in 2017.  This was mainly due to the increase in our notes and lines of credit payable and also the amortization of the debt discount recognized previously from our convertible notes

Net Income (loss)

Our net loss for the three months ended March 31, 2018, was $(1,313,258) compared with net loss of $(616,097) for the three months ended March 31, 2017. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2018, the Company had total current assets of $1,594,933 compared to $1,341,046 at December 31, 2017.

At March 31, 2018, the Company had total current liabilities of $6,734,858 compared to $6,888,698 at December 31, 2017.

We had working capital deficit of $5,139,925 as of March 31, 2018 compared to $5,547,652 as of December 31, 2017,

Cashflow from Operating Activities

During the three months ended March 31, 2018, cash provided by (used in) operating activities was $(658,056) compared to $(443,644) for the three months ended March 31, 2017.

Cashflow from Investing Activities

During the three months ended March 31, 2018 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2017.

Cashflow from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activity was $893,854 compared to $439,238 provided during the three months ended March 31, 2017.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,”Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the company applies the following methodology to recognize revenue:

1)	Identify the contract with a customer.
2)	Identify the performance obligations in the contract.
3)	Determine the transaction price.
4)	Allocate the transaction price to the performance obligations in the contract.
5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,723,904 and an accumulated deficit of $10,102,976 and a working capital deficit of $5,139,925 and a net loss of $1,313,258 for the three months ended March 31, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Off-Balance Sheet Arrangements

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal three months ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities

On February 13, 2018, Clean Energy Technologies, Inc., entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation received $907,377 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”).

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

EXHIBIT

NUMBER                                         DESCRIPTION

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
3.2	Bylaws	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
3.3	Amended Bylaws	Filed with the SEC on February 15, 2018, as part of our Current Report on Form 8-K.
3.4	Certificate of Amendment of Incorporation, dated November 13, 2015	Filed with the SEC on January 12, 2017 as part of our Current Report on Form 8-K.
3.5	Amended and Restated Articles of Incorporation, dated July 6, 2017	Filed with the SEC on July 6, 2017, as part of our Current Report on Form 8-K.
3.6	Amended Bylaws, dated July 6, 2017	Filed with the SEC on July 6, 2017, as part of our Current Report on Form 8-K.
3.7	Certificate of Amendment of Articles of Incorporation, dated August 23, 2017	Filed with the SEC on August 28, 2017 as part of our Current Report on Form 8-K.
4.1	Certificate of Designation of Series A Convertible Preferred Stock, dated May 20, 2004	Filed with the SEC on June 10, 2005 as part of our Registration Statement on Form SB-2/A
4.2	Certificate of Designation of Series B Convertible Preferred Stock, dated December 31, 2004.	Filed with the SEC on June 10, 2005 as part of our Registration Statement on Form SB-2/A
4.3	Sample Series A Warrant Purchase Agreement	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
4.4	Sample Series B Warrant Purchase Agreement	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
4.5	Sample Amended Series A Warrant Purchase Agreement	Filed with the SEC on November 25, 2005, as part of our Registration Statement on Form SB-2/A
4.6	Sample Amended Series B Warrant Purchase Agreement	Filed with the SEC on November 25, 2005, as part of our Registration Statement on Form SB-2/A
4.7	Amended Series A Warrant Agreement	Filed with the SEC on November 10, 2008 as part our Current Report on Form 8-K.
4.8	Amended Series B Warrant Agreement	Filed with the SEC on November 10, 2008 as part our Current Report on Form 8-K.
4.9	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan.	Filed with the SEC on April 18, 2011 as part of our Registration Statement on Form S-8.
4.10	Voting Agreement, dated February 13, 2018 by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust.	Filed with the SEC on February 14, 2018, as part of our Current Report on Form 8-K.
4.11	Registration Rights Agreement, by and between the Registrant and ETI Partners IV LLC, dated as of September 15, 2015.	Filed with the SEC on September 21, 2015, as part of our Current Report on Form 8-K.
10.01	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.02	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.03	Legal retainer agreement between Probe Manufacturing, Inc. and Jeffrey Conrad	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.04	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.05	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.06	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.07	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22,	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.08	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.09	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.10	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004.	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.19	Promissory note with Rufina V. Paniego dated July 1, 2004	Filed with the SEC on Form SB-2/A filed on June 10, 2005 as part of the Company’s Registration Statement.
10.20	Sample purchase order agreement with Celerity, Inc.	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.21	Sample purchase order agreement with Newport Corporation	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.22	Sample purchase order agreement with Asymtec Corporation	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.23	Sample purchase order agreement with Jetline Engineering Corporation	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.24	Sample purchase order agreement with our supplier Future Active, Inc	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc.	Filed with the SEC on September 26, 2005, as part of our Registration Statement on Form SB-2/A
10.26	Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005	Filed with the SEC on April 17, 2006 as part of our Annual Report on Form 10-K.
10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc.	Filed with the SEC on September 21, 2006, as part of our Current Report on Form 8-K.
10.28	Form of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc.	Filed with the SEC on October 5, 2006 as part of our Schedule 14D.
10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc.	Filed with the SEC on June 14, 2006 as part of our Current Report on Form 8-K.
10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC	Filed with the SEC on June 14, 2006 as part of our Current Report on Form 8-K.
10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif	Filed with the SEC on June 14, 2006 as part of our Current Report on Form 8-K.
10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi	Filed with the SEC on June 14, 2006 as part of our Current Report on Form 8-K.
10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC	Filed with the SEC on August 14, 2006 as part of our Current Report on Form 8-K.
10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza	Filed with the SEC on August 14, 2006 as part of our Current Report on Form 8-K.
10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi	Filed with the SEC on August 14, 2006 as part of our Current Report on Form 8-K.
10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.48	Employee Profit Sharing Plan	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan	Filed with the SEC on August 23, 2006 as part of our current report on Form 8-K.
10.50	Amended and Restated Series A Warrant Agreement.	Filed with the SEC on November 14, 2006 as part of our Current Report on Form 8-K.
10.51	Amended and Restated Series B Warrant Agreement.	Filed with the SEC on November 14, 2006 as part of our Current Report on Form 8-K
10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007.	Filed with the SEC on May 22, 2007, as part of our Current Report on Form 8-K.
10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007.	Filed with the SEC on May 22, 2007, as part of our Current Report on Form 8-K.
10.54	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan.	Filed with the SEC on November 18, 2007, as part of our Pre14A.
10.55	Employment Letter of John Bennett date February 28, 2008.	Filed with the SEC on February 29, 2008 as part of our Current Report on Form 8-K.
10.56	Amended Sublease Agreement dated May 19, 2008.	Filed with the SEC on May 19, 2008 as part of our Current Report on Form 8-K.
10.57	Letter of Intent between Probe Manufacturing and Solar Masters	Filed with the SEC on July 28, 2008 as part of our Current Report on Form 8-K.
10.58	Amended Letter of intent to acquire the assets of Solar Master Company.	Filed with the SEC on August 12, 2008 as part of our Quarterly Report on Form 10-Q.
10.59	Agreement for the sale and purchase of business assets of Solar Masters, LLC dated August 13, 2008.	Filed with the SEC on August 21, 2008, as part of our Current Report on Form 8-K.
10.60	Executive Consulting Agreement with Barrett Evans.	Filed with the SEC on September 12, 2008, as part of our Current Report on Form 8-K.
10.61	Engagement Letter of W. T. Uniack & Co. CPA’s P.C.	Filed with the SEC on November 10, 2008 as part of our Current report on Form 8-K.
10.62	Letter to Reza Zarif regarding Resignation Letter.	Filed with the SEC on November 10, 2008 as part of our Current report on Form 8-K
10.63	Resignation letter from Board of Directors.	Filed with the SEC on November 10, 2008 as part of our Current report on Form 8-K
10.64	Response from Reza Zarif Regarding 8-K dated 9/25/2008.	Filed with the SEC on November 10, 2008 as part of our Current report on Form 8-K
10.65	Engagement Letter of W. T. Uniack & Co. CPA’s P.C.	Filed with the SEC on November 18, 2008 as part of our Current report on Form 8-K/A.
10.66	Letter to Reza Zarif regarding Resignation Letter.	Filed with the SEC on November 18, 2008 as part of our Current report on Form 8-K/A
10.67	Resignation letter from Board of Directors.	Filed with the SEC on November 18, 2008 as part of our Current report on Form 8-K/A
10.68	Response from Reza Zarif Regarding 8-K dated 9/25/2008.	Filed with the SEC on November 18, 2008 as part of our Current report on Form 8-K/A
10.69	Settlement Agreement and General release with Reza Zarif, dated June 2009.	Filed with the SEC on August 12, 2009, as part of our Current Report on Form 8-K.
10.70	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009	Filed with the SEC on August 12, 2009, as part of our Current Report on Form 8-K.
10.71	Sale of Common Stock to KB Development Group, LLC	Filed with the SEC on August 12, 2009, as part of our Current Report on Form 8-K.
10.72	Resignation Letters of Barrett Evans and Jeffrey Conrad	Filed with the SEC on August 12, 2009, as part of our Current Report on Form 8-K.
10.73	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009.	Filed with the SEC on November 20, 2009, as part of our Current Report on Form 8-K.
10.74	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011.	Filed with the SEC on February 24, 2011 as part of our Current Report on Form 8-K.
10.75

Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011.

Filed with the SEC on February 24, 2011 as part of our Current Report on Form 8-K.
10.76	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013.	Filed with the SEC on March 15, 2013, as part of our Current Report on Form 8-K.
10.75	Form of Series D Preferred Stock Purchase Agreement.	Filed with the SEC on August 8, 2013, as part of our Current Report on Form 8-K.
10.76	Form of Series F Warrant Agreement.	Filed with the SEC on August 8, 2013, as part of our Current Report on Form 8-K.
10.77	Form of Series G Warrant Agreement.	Filed with the SEC on August 8, 2013, as part of our Current Report on Form 8-K.
10.78	OEM Agreement between the Company and S-Ray INCORPORATED, dated November 21st, 2014.	Filed with the SEC on November 24, 2014 as part of our Current Report on Form 8-K.
10.79	Form of Stock Purchase Agreement	Filed with the SEC on December 17, 2014, as part of our Current Report on Form 8-K.
10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015.	Filed with the SEC on September 15, 2015 as part of our Current Report on Form 8-K.
10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015.	Filed with the SEC on September 15, 2015 as part of our Current Report on Form 8-K.
10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015.	Filed with the SEC on September 15, 2015 as part of our Current Report on Form 8-K.
10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 15, 2015.	Filed with the SEC on September 15, 2015 as part of our Current Report on Form 8-K.
10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP	Filed with the SEC on August 22, 2017, as part of our Quarterly Report on Form 10-Q.
10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2017.	Filed with the SEC on November 18, 2017 as part of our Quarterly Report on Form 10-Q.
10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP	Filed with the SEC on November 17, 2017 as part of our Quarterly Report on Form 10-Q.
10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2017.	Filed with the SEC on April 20, 2017 as part of our Current Report on Form 8-K/A.
10.88	Escrow Funding Agreement dated November 1, 2017 between Red Dot Investment, Inc., a California corporation and the Registrant.	Filed with the SEC on April 20, 2017 as part of our Current Report on Form 8-K/A.
10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017.	Filed with the SEC on April 20, 2017 as part of our Current
10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 14, 2017.	Filed with the SEC on April 20, 2017 as part of our Current
10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2017.	Filed with the SEC on April 20, 2017 as part of our Current
10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018.	Filed with the SEC on February 20, 2018, as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on April 5, 2007, as part of our Annual Report on Form 10-K/SB.
14.02	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011.	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2018 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: May 21, 2018

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: May 21, 2018

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

Date: May 21, 2018