Form 10-Q
period 2018-06-30
Clean Energy Technologies, Inc.
filed 2018-08-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 20, 2018, there were 555,698,461 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2018 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)5

Consolidated Statements of Operations (unaudited)6

Consolidated Statements of Cash Flows (unaudited)7

Notes to the Consolidated Financial Statements (unaudited)9

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(un-audited)	(audited)
	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$196,010	$9,418
Accounts receivable - net	483,462	477,081
Inventory	874,432	854,547
Total Current Assets	1,553,904	1,341,046
Property and Equipment - Net	114,891	144,867

Goodwill	747,976	747,976
License	354,322	354,322
Patents	157,138	163,076
Other Assets	24,228	24,229
Total Assets	$2,952,459	$2,775,516

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$2,278	$10,863
Accounts payable - trade	1,025,808	996,474
Accrued Expenses	1,774,741	1,706,372
Accrued Expenses Related party	-	133,260
Warranty Liability	100,000	100,000
Derivative Liability	460,833	244,496
Notes Payable - Current (net of discount)	3,080,121	3,692,233
Notes Payable - Current - Related Party	403,122	5,000
Total Current Liabilities	6,846,903	6,888,698
Long-Term Debt:
Notes Payable	-	-
Net Long-Term Debt	-	-
Total Liabilities	6,846,903	6,888,698

Commitments and contingencies	-	-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 400,000,000 shares authorized; 553,198,461 and 210,881,122 shares issued and outstanding respectively	553,201	210,883
Shares to be issued	18,000	58,000
Additional paid-in capital	5,185,473	3,657,653
Accumulated deficit	(10,401,118)	(8,789,718)
Total Stockholders' (Deficit)	(3,894,444)	(4,113,182)
Total Liabilities and Stockholders' Deficit	$2,952,459	$2,775,516

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
(unaudited)

	three months ended June 30,		six months ended June 30,
	2018	2017	2018	2017
Sales	$539,102	$477,021	$711,493	$745,891
Cost of Goods Sold	189,244	140,841	332,958	347,625
Gross Profit	349,858	336,180	378,535	398,266

General and Administrative
General and Administrative expense	110,779	93,871	236,696	208,008
Salaries	154,663	157,595	348,725	344,691
Facility lease	68,346	66,735	139,325	133,470
Professional fees	66,765	48,430	88,058	55,121
Consulting	22,907	10,071	35,032	12,163
Share Based Expense	-	-	91,140	2,460
Total Expenses	423,460	376,702	938,976	755,913
Net Profit / (Loss) From Operations	(73,602)	(40,522)	(560,441)	(357,647)

Change in derivative liability	56,841	49,217	(216,337)	1,227
Gain / (Loss) on disposition of assets	10,662	-	4,044	-
Financing Fees	-	(79,383)	(378,155)	(266,894)
Beneficial Conversion expense	(130,349)		(163,623)
Interest Expense	(161,694)	(110,720)	(296,888)	(174,191)
Net Profit / (Loss) Before Income Taxes	(298,142)	(181,408)	(1,611,400)	(797,505)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(298,142)	$(181,408)	$(1,611,400)	$(797,505)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	553,273,461	206,238,776	471,235,772	190,559,426

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Diluted weighted average number
of common shares outstanding	553,273,461	206,238,776	471,235,772	190,559,426

Net Profit / (Loss) per common share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)

	2018	2017
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(1,611,400)	$(797,505)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,968	27,201
Share based compensation	91,140	2,460
Gain on sale of fixed asset	7,947	-
Financing fees	233,449	-
Change in Derivative Liability and Debt discount	379,960	173,412
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,381)	(306,423)
(Increase) decrease in inventory	(19,885)	40,746
(Decrease) increase in accounts payable	29,334	39,484
Other (Decrease) increase in accrued expenses	68,369	(1,215)
Other (Decrease) increase in accrued expenses - related party	(133,260)	7,500
Net Cash Used In Operating Activities	(932,759)	(814,340)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(8,585)	(14,495)
Payments on notes payable	(198,296)	(184,146)
Proceeds from notes payable	418,855	1,014,464
Stock issued for cash	907,377
Cash Flows Provided By Financing Activities	1,119,351	815,823

Net (Decrease) Increase in Cash and Cash Equivalents	186,592	1,483
Cash and Cash Equivalents at Beginning of Period	9,418	6,442
Cash and Cash Equivalents at End of Period	$196,010	$7,925

Supplemental Cashflow Information:
Interest Paid	219,080	188,243
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Shares issued for Services	-	91,140
Shares issued for note conversions	-	237,192

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

The magnetic levitation bearing generator technology was originally developed by Calnetix, Inc.  General Electric International, Inc. acquired the rights to the technology in certain applications from Calnetix in 2010.  In September 2015, our CE HRS subsidiary acquired General Electric’s rights to the technology in those applications, together with General Electric’s related HRS technology and improvements, pursuant to an Asset Purchase Agreement with General Electric International, Inc. and General Electric Company that was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2015 and a concurrent Transaction Completion and Financing Agreement with ETI Partners IV, LLC.  CE HRS made an initial purchase price payment of $300,000 at closing and issued a three-year $1.2 million promissory note to GEII with respect to payment of the balance of the cash portion of the purchase price.  CE HRS also assumed certain liabilities of GEII related to the acquired assets.  In connection with the Asset Purchase Agreement, the Company also entered into various ancillary agreements customary for asset acquisition transactions of this type.  Pursuant to the companion Transaction Completion and Financing Agreement facilitating our acquisition of the GE HRS assets, we issued 100,910,321 restricted shares of our common stock to ETI Partners IV, LLC (representing approximately 70% of the post-acquisition outstanding common stock).  Concurrently, we entered into a Loan, Guarantee, and Collateral Agreement and a Registration Rights Agreement with ETI Partners IV, LLC to provide a framework for further financing in the Company.

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

Clean Energy Technologies, Inc. established a new CETY Europe Sales and Service Center in Silea (Treviso), Italy established in December 2017. The service center will be operational in August 2018 and will include a 24/7 Call Center, support Field Service Personnel, including remote access to the Waste Heat Generators and inventory spare parts to support the currently commissioned 65 Clean CycleTM installations in Europe. The service center will also provide support services for new European sales. CETY has identified substantial unmet market needs in many European countries including the United Kingdom, Germany, Italy, Ukraine, Croatia, Slovakia, Slovenia, Austria, Belarus and the Czech Republic.

The CETY Europe Sales and Service Center will be the warranty and service hub for CETY’s Clean Cycle™ Heat Recovery Solutions (HRS) Waste Heat Generators. CETY purchased the patented HRS technology from General Electric in 2015. The HRS System captures waste heat from a variety of sources such as Reciprocating Engines, Turbines, landfills, composting operations, water, or steam processes, and converts it into reliable electricity without requiring additional manpower, fuel or emissions. The CETY Europe Sales and Service Center will be well suited to handle any warranty and/or service issues.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,894,444 and an accumulated deficit of $10,401,118 and a working capital deficit of $5,292,999 and a net loss of $1,611,400 for the three months ended June 30, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Clean Energy Technologies, Inc. established a new CETY Europe Sales and Service Center in Silea (Treviso), Italy. The service center will include a 24/7 Call Center, support Field Service Personnel, including remote access to the Waste Heat Generators and inventory spare parts to support the currently commissioned 65 Clean CycleTM installations in Europe. The service center will also provide support services for new European sales. CETY has identified substantial unmet market needs in many European countries including the United Kingdom, Germany, Italy, Ukraine, Croatia, Slovakia, Slovenia, Austria, Belarus and the Czech Republic.

The CETY Europe Sales and Service Center will be the warranty and service hub for CETY’s Clean Cycle™ Heat Recovery Solutions (HRS) Waste Heat Generators. CETY purchased the patented HRS technology from General Electric in 2015. The HRS System captures waste heat from a variety of sources such as Reciprocating Engines, Turbines, landfills, composting operations, water, or steam processes, and converts it into reliable electricity without requiring additional manpower, fuel or emissions. The CETY Europe Sales and Service Center will be well suited to handle any warranty and/or service issues.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim financial statements as of and for the six months ended June 30, 2018, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2018, are not necessarily indicative of results for the entire year ending December 31, 2018.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2018, and December 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 97% of accounts receivable at June 30, 2018. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2018 and December 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•Level 1:  Quoted prices in active markets for identical assets or liabilities.

•Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2018, reflect:

•Cash:  Level 1   Measurement based on bank reporting.

        Level 2   Loans from Officers and related parties

        Level 3   Derivatives on convertible notes

•Level 2   Based on promissory notes.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2018, we had outstanding common shares of 553,198,461 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2018 and 2017 were 553,273,461 and 206,238,776, respectively.  As of June 30, 2018, we had outstanding warrants to purchase 250,000 additional common shares. In addition, we had convertible notes, convertible into of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the six months ended June 30, 2018 and 2017.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has two reportable segments: Clean Energy HRS (HRS) and the legacy electronic manufacturing services division. In addition we have a service center CETY Europe, however there was little or no activity and until they are fully operational there is no segment data to report. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	Six months ended June 30,
	2018	2017
Net Sales
Electronics Assembly	319,399	425,253
Clean Energy HRS	392,094	320,638
Total Sales	711,493	745,891

Segment income and reconciliation before tax
Electronics Assembly	105,259	109,713
Clean Energy HRS	273,276	288,553
Total Segment income	378,535	398,266

Reconciling items
General and Administrative	(236,696)	(220,171)
Share Based Expense	(91,140)	(2,460)
Salaries	(348,725)	(344,691)
Rent	(139,325)	(133,470)
Professional fees	(88,058)	(55,121)
Bad Debt	-	-
Consulting	(35,032)	(12,163)
Financing Fees	(378,155)	(266,894)
Loss on disposal of fixed assets	4,044	-
Change in derivative liability	(216,337)	1,227
Beneficial Conversion expense	(163,623)
Interest expense	(296,888)	(174,191)
Net Loss before income tax	(1,611,400)	(809,668)

	June 30, 2018	December 31, 2017
Total Assets
Electronics Assembly	1,303,343	1,180,522
Clean Energy HRS	1,649,116	1,548,796
	2,952,459	2,729,318

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the six months ended June 30, 2018 and 2017 we had $91,140 and $2,460 respectively, in share-based expense, due to the issuance of common stock.  As of June 30, 2018, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the six months ended June 30, 2018 using a Federal Tax Rate of 21%.

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

As of June 30, 2018, we had a net operating loss carry-forward of approximately $(1,611,407) and a deferred tax asset of approximately $338,395 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(338,395).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2018	December 31, 2017
Deferred Tax Asset	$ 338,395	$ 845,490
Valuation Allowance	(338,395)	(845,490)
Deferred Tax Asset (Net)	$ -	$ -

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

•Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•Update 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2017 EITF Meetings  (SEC Update)

•Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

•Update 2017-20—Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•Update 2017-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

•Update 2017-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

•Update 2017-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•Update 2017-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

•Update 2017-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

•Update 2017-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•Update 2017-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•Update 2017-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•Update 2017-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•Update 2017-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•Update 2017-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2018	December 31, 2017
Accounts Receivable Trade	$ 490,462	$ 484,081
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 483,462	$ 477,081

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2018	December 31, 2017
Raw Material	$1,124,432	$1,089,813
Work in Process	89,284	14,734
Total	1,124,432	1163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$874,432	$913,954

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2018	December 31, 2017
Capital Equipment	$1,389,005	$1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,349,550)	(1,703,201)
Net Fixed Assets	$114,891	$144,867

During the three months ended June 30, 2018 we disposed of obsolete fixed assets and as a result recognized a net loss of $6,618.

 NOTE 7 – ACCRUED EXPENSES

	June 30,2017	December 31, 2017

Accrued Wages	$215,600	$287,002
Accrued Interest	445,284	224,918
Accrued Interest Related party	-	133,259
Customer Deposit	18,000	98,594
Accrued Payable to GE - TSA	972,231	972,233
Accrued Rents and Moving Expenses	123,626	123,626
	$1,774,741	$1,839,632

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2018 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2018, the outstanding balance was $1,186,195 compared to $1,170,462 at December 31, 2017.

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

On June 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of June 30, 2018 the outstanding balance was $5,000.

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

On June 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion. This note was partially converted into common stock and the balance was paid in full on February 14, 2018

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was converted into common stock

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until six months after its issuance and has a conversion rate of sixty percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At June 30, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019.

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of not issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	June 30, 2018	December 31, 2017

Outstanding Balance	$460,833	$244,496

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

Operating Rental Leases

On March 10, 2016, we signed a lease agreement for a 18,200 square-foot CTU Industrial Building at 2990 Redhill Unit A, Costa Mesa, CA.  The lease term at the new facility is seven years and two months beginning October 1, 2016.  Future minimum lease payments for the years ended December 31, as follows:

Year	Lease Payment
2018	$114,000
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the Three months ended June 30, 2018 and 2017 was $68,346 and $66,735 respectively.

Our Rent expense including common area maintenance for the six months ended June 30, 2018 and 2017 was $139,325 and $133,470 respectively.

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

From January 1 through June 30, 2018 we issued 26,054,672 for partial conversions of our convertible notes. We also issued 13,800,000 shares for additional compensation and accrued for 1,500,000 for consulting services subsequently issued on May 18, 2018.

Common Stock

Our Articles of Incorporation authorize us to issue 800,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2018 there were 553,198,461 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

Series F – Common stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expired on June 30, 2018.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expire on September 19, 2018.

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expired on June 30, 2018.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expire on September 19, 2018.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2017	750,000	0.15	750,000	0.15
Granted	-	-	-	-
Expired	500,000	0.15	500,000	0.15
Exercised	-	-	-	-
Outstanding June 30, 2018	250,000	0.15	250,000	0.15

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life in years	Warrants - Common Share Equivalents	Weighted Average Exercise price
$0.10	125,000	$0.10	.25	125,000	$0.10
$0.20	125,000	$0.20	.25	125,000	$0.20
Total	250,000	$0.15		250,000	$0.15

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

On June 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of June 30, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018. As a result as of June 30, 2018 Mr. Sahebi was no longer a related party.

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

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At June 30, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019.

Note 13 - Warranty Liability

There was no change in our warranty liability for the three months ended June 30, 2018

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Working Capital

	June 30, 2018	December 31, 2017

Working Capital	$(5,292,999)	$(5,547,652)
Total Assets	2,952,459	2,775,516
Long term Debt	-	-
Stockholder Equity	$(3,894,444)	$(4,113,182)

Cash Flows

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30,
(unaudited)

	2018	2017
Net Cash provided / (Used) In Operating Activities	(932,759)	(814,340)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	1,119,351	815,823
Net (Decrease) Increase in Cash and Cash Equivalents	186,592	1,483

Results for the Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Operating Revenues

The Company’s revenues were $539,102 for the three months ended June 30, 2018 compared to $477,021 for the same period in 2017. Our revenue increase was mainly due to the increase in the sales revenue in the HRS division.

The Company’s revenues were $711,493 for the six months ended June 30, 2018 compared to $745,891 for the same period in 2017. Our revenue decrease was mainly due to the higher sales revenue in the HRS division in the first quarter of 2017.

Gross Profit

For the three months ended June 30, 2018, the Company’s gross profit was $349,858 compared to $336,188 for the same period in 2017.

For the six months ended June 30, 2018, the Company’s gross profit was $378,535 compared to $398,266 for the same period in 2017.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses were $110,779 compared to $93,079 for the same period in 2017.

For the six months ended June 30, 2018, general and administrative expenses were $236,696 compared to $208,008 for the same period in 2017.

Salaries Expense

For the three months ended June 30, Salaries expenses were $154,663 compared to $157,595 for the same period in 2017.

For the six months ended June 30, Salaries expenses were $348,725 compared to $344,691 for the same period in 2017.

Facility Expense

For the three months ended June 30, 2018, Facility expenses were $68,346 compared to $66,735 for the same period in 2017. The increase was mainly due to the increase in the contractual lease payments.

For the six months ended June 30, 2018, Facility expenses were $139,325 compared to $133,470 for the same period in 2017. The increase was mainly due to the increase in the contractual lease payments.

Professional Fees Expense

For the three months ended June 30, 2018, Professional fees expenses were $66,765 compared to $48,430 for the same period in 2017. The increase was mainly due to the increase in legal fees.

For the three months ended June 30, 2018, Professional fees expenses were $88,058 compared to $55,121 for the same period in 2017. The increase was mainly due to the increase in legal fees.

Consulting Expense

For the three months ended June 30, 2018, consulting expenses were $22,907 compared to $10,071 for the same period in 2017. The increase was mainly due to the increase in the use of outside consultants.

.

For the three months ended June 30, 2018, consulting expenses were $35,032 compared to $12,163 for the same period in 2017. The increase was mainly due to the increase in the use of outside consultants.

Share based expense

For the three months ended June 30, 2018, share based expenses were $0 compared to $0 for the same period in 2017, due to the issuance of common stock as additional compensation.

For the six months ended June 30, 2018, share based expenses were $91,140 compared to $2,460 for the same period in 2017, due to the issuance of common stock as additional compensation.

Change in Derivative Liability

For the three months ended June 30, 2018, we had a gain on derivative liability of $56,841 compared to a gain of $49,217 for the same period in 2017. This was mainly due to the calculation of the derivative liability from the issuance of convertible notes

For the six months ended June 30, 2018, we had a loss on derivative liability of $216,337 compared to a gain of 1,227 for the same period in 2017. This was mainly due to the calculation of the derivative liability from the issuance of convertible notes

Gain/(Loss) on disposition of assets

For the three months ended June 30, 2018, we had a gain on disposition of assets of $10,662 compared to $0 for the same period in 2017.

For the three months ended June 30, 2018, we had a net gains on disposition of assets of $4,044 compared to $0 for the same period in 2017.

Financing Fees

For the three months ended June 30, 2018, we had a financing fees of $0 compared to $79,383 for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium.

For the six months ended June 30, 2018, we had a financing fees of $378,115 compared to $266,894 for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium.

Beneficial conversion expense

For the three months ended June 30, 2018, we had a beneficial conversion expense of $130,349 compared to $0 for the same period in 2017. This was mainly due to the issuance of convertible notes with a beneficial conversion feature.

For the six months ended June 30, 2018, we had a beneficial conversion expense of $163,623 compared to $0 for the same period in 2017. This was mainly due to the issuance of convertible notes with a beneficial conversion feature and the amortization of the associated debt discount.

Interest Expense

For the three months ended June 30, 2018, Interest expenses were $161,701 compared to $110,720 for the same period in 2017.  This was mainly due to the increase in our notes and lines of credit payable.

For the six months ended June 30, 2018, Interest expenses were $296,888 compared to $174,191 for the same period in 2017.  This was mainly due to the increase in our notes and lines of credit payable.

Net Income (loss)

Our net loss for the three months ended June 30, 2018, was $298,142 compared with net loss of $181,408 for the three months ended June 30, 2017. The net loss is influenced by the matters discussed above.

Our net loss for the six months ended June 30, 2018, was $1,611,400 compared with net loss of $797,505 for the six months ended June 30, 2017. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2018, the Company had total current assets of $1,553,904 compared to $1,341,046 at December 31, 2017.

At June 30, 2018, the Company had total current liabilities of $6,846,903 compared to $6,888,698 at December 31, 2017.

We had working capital deficit of $5,292,999 as of June 30, 2018 compared to $5,547,652 as of December 31, 2017,

Cashflow from Operating Activities

During the six months ended June 30, 2018, cash provided by (used in) operating activities was $(932,753) compared to $(814,340) for the six months ended June 30, 2017.

Cashflow from Investing Activities

During the six months ended June 30, 2018 cash used in investing activities was $0 compared to $0 for the three months ended June 30, 2017.

Cashflow from Financing Activities

During the six months ended June 30, 2018, cash provided by financing activity was $1,119,352 compared to $815,823 provided during the three months ended June 30, 2017.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,894,444 and an accumulated deficit of $10,401,118 and a working capital deficit of $5,292,999 and a net loss of $1,611,400 for the six months ended June 30, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal three months ended June 30, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 20th day of August, 2018.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: August 20, 2018

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: August 20, 2018

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

Date: August 20, 2018