Form 10-Q
period 2018-09-30
Clean Energy Technologies, Inc.
filed 2018-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-125678

CLEAN ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	202675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated Filer [X]	(Do not check if a smaller reporting company)	Smaller reporting company []

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

As of November 14, 2018, there were 555,582,656 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

September 30, 2018 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)5

Consolidated Statements of Operations (unaudited)6

Consolidated Statements of Cash Flows (unaudited)7

Notes to the Consolidated Financial Statements (unaudited)9

Clean Energy Technologies, Inc.
Consolidated Balance Sheets

	(un-audited)	(audited)
	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$30,508	$9,418
Accounts receivable - net	776,407	477,081
Inventory	790,065	854,547
Total Current Assets	1,596,980	1,341,046
Property and Equipment - Net	105,606	144,867

Goodwill	747,976	747,976
License	354,322	354,322
Patents	154,168	163,076
Other Assets	24,228	24,229
Total Other Assets	1,280,694	1,289,603
Total Assets	$2,983,280	$2,775,516

Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities:
Bank Overdraft	$-	$10,863
Accounts payable - trade	1,030,606	996,474
Accrued Expenses	1,902,215	1,706,372
Accrued Expenses Related party	-	133,260
Warranty Liability	100,000	100,000
Derivative Liability	239,438	244,496
Notes Payable - Current (net of discount)	3,257,727	3,692,233
Notes Payable - Current - Related Party	503,122	5,000
Total Current Liabilities	7,033,108	6,888,698
Long-Term Debt:
Notes Payable	-	-
Net Long-Term Debt	-	-
Total Liabilities	7,033,108	6,888,698

Commitments and contingencies	-	-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $0.001 par value; 800,000,000 shares authorized; 554,698,461 and 210,881,122 shares issued and outstanding respectively	554,700	210,883
Shares to be issued	-	58,000
Additional paid-in capital	5,201,973	3,657,653
Accumulated deficit	(10,556,501)	(8,789,718)
Total Stockholders' (Deficit)	(4,049,828)	(4,113,182)
Total Liabilities and Stockholders' Deficit	$2,983,280	$2,775,516

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Operations
(unaudited)
	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Revenue	$532,137	$116,445	$1,243,630	$862,336

Cost of Goods Sold	226,556	128,165	559,514	475,790
Gross Profit	305,581	(11,720)	684,116	386,546

General and Administrative
General and Administrative expense	129,210	111,558	369,318	299,166
Salaries	192,409	164,176	541,134	508,866
Rent expense	68,346	66,735	207,671	200,205
Professional fees	20,786	13,501	108,844	168,172
Consulting	18,125	19,438	53,157	32,563
Share Based Expense	-	-	91,140	2,460
Total Expenses	428,876	355,520	1,371,264	1,111,432
Net Profit / (Loss) From Operations	(123,297)	(367,240)	(687,148)	(724,886)

Change in derivative liability	221,395	-	5,058	1,227
Gain / (Loss) on disposition of assets	-	-	7,456	-
Financing Fees	-	(195,617)	(378,155)	(462,511)
Beneficial Conversion expense	(126,513)		(290,136)
Interest Expense	(126,969)	(32,409)	(423,858)	(206,600)
Net Profit / (Loss) Before Income Taxes	(155,382)	(595,266)	(1,766,783)	(1,392,770)
Income Tax Expense	-	-	-	-
Net Income / ( Loss )	$(155,382)	$(595,266)	$(1,766,783)	$(1,392,770)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	553,354,983	209,915,415	498,909,645	197,082,323

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30,
(unaudited)

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(1,766,783)	$(1,392,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40,713	40,822
Share based compensation	91,140	2,460
Gain on sale of fixed asset	7,456	-
Financing fees	233,450	242,487
Change in Derivative Liability and Debt discount	285,078	-120,913
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(299,326)	(166,827)
(Increase) decrease in inventory	64,482	49,453
(Decrease) increase in accounts payable	34,132	178,492
Other (Decrease) increase in accrued expenses	62,584	(119,504)
Other (Decrease) increase in accrued expenses - related party	-	7,500
Net Cash Used In Operating Activities	(1,247,074)	(1,260,800)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(10,863)	(15,407)
Payments on notes payable	(198,296)	-
Proceeds from notes payable	569,946	1,275,178
Stock issued for cash	907,377
Cash Flows Provided By Financing Activities	1,268,164	1,275,771

Net (Decrease) Increase in Cash and Cash Equivalents	21,090	14,970
Cash and Cash Equivalents at Beginning of Period	9,418	6,442
Cash and Cash Equivalents at End of Period	$30,508	$21,412

Supplemental Cashflow Information:
Interest Paid	$215,785	$85,893
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for Services	$91,140	$2,460
Shares issued for note conversions	$171,635	$237,192

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

 Notes to Consolidated Financial Statements (Unaudited)

Notes 1- GENERAL

Corporate History

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future Clean Energy HRS LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. The GE HRS asset acquisition and related financing transactions resulted in a change of control of the Company according to FASB No. 2014-17 Business Combinations (Topic 805).  As a result, the transactions qualify as a business combination.  In accordance with Topic 805, the Company elected to apply pushdown accounting, using the valuation date of December 31, 2015.  As a result we recognized $747,976 in goodwill.

General Electric acquired the rights and 16 global patents to the magnetic bearing technology from Calnetix in October of 2010 and further developed the next generation of the waste heat generators, which was ultimately acquired by Clean Energy Technologies from GE. We completed our production facility post the acquisition in October of 2016. We consolidated our legacy and HRS operations and began our production in early 2017. In early 2018 we engaged with a large institutional equity partner and closed our first round of funding. We are successfully executing on our business strategy by increasing our market presence and broadening our product portfolio in the heat to power markets. We’re continuing to design, build and ship products to Europe, US, Canada, South East Pacific regions and planned expansion into Asia. We are continuing to build a strong back log and pipeline of opportunities while developing the next disruptive heat to power generators with the support of our new equity partners.

General Business Overview

Headquartered in Costa Mesa, California, Clean Energy Technologies, (CETY) is a designer, producer and marketer of clean energy products & integrated solutions focused on energy efficiency and environmental sustainability. Our principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. Our product saves fuel, reduces pollution and requires very little maintenance.

Clean Cycle II Heat Generator

Clean Energy Technologies, Inc. established a new CETY Europe Sales and Service Center in Silea (Treviso), Italy established in December 2017. The service center will be operational in November 2018 and will include a 24/7 Call Center, support Field Service Personnel, including remote access to the Waste Heat Generators and inventory spare parts to support the currently commissioned 65 Clean CycleTM installations in Europe. The service center will also provide support services for new European sales. CETY has identified substantial unmet market needs in many European countries including the United Kingdom, Germany, Italy, Ukraine, Croatia, Slovakia, Slovenia, Austria, Belarus and the Czech Republic.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,049,828 and an accumulated deficit of $(10,556,501) and a working capital deficit of $5,436,128 and a net loss of $1,766,783 for the nine months ended September 30, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth:

Growth Strategy Strategy

Sales and Marketing

Our marketing approach is to position CETY as a worldwide leader in the heat to power & energy efficiency markets by targeting industries that have wasted heat which could potentially turn into electricity.

We are leveraging our proprietary magnetic bearing turbine technology and over 100 installation with 1 million fleet operating to increase our market share in low to medium temperature waste heat recovery markets.

We utilize both a direct sales force and global distribution group with expertise in heat recovery solutions and clean energy markets. We have also established relationships with integrators, consultant and project developers and integrated solution proivders.

We plan to leverage our core expertise to identify, acquire and develop leading clean energy and clean technology solutions and products. We will continue to utilize our relationships and expertise to expand in clean and renewable energy sector through new in-house development of disruptive heat to power technologies, acquisitions, cogeneration, and licensing agreements.

CETY maintains an online presence through our web portal and social media. Our application engineers assist in converting the opportunities into projects. We provide technical support to our Clean Cycle TM generator clients through providing maintenance and product support.

The sales of our products are related to the global prices for oil, gas, coal and solar energy. As prices increase our products produce a better return on investment for our customers. They are also dependent on regulatory drivers and financial incentives.

Our Market

The market for waste heat recovery is well defined and, according to a recent report published by the U.S. Department of Energy “Waste Heat recovery: Technology and Opportunities in US Industry” and International Energy Agency report, “World Energy Outlook 2012” ,  “ 20 to 50% of industrial energy input is lost as waste heat.” and “>

The advantage of recapturing and utilizing waste heat is that it typically replaces purchased electric power, much of which does and will continue to require burning fossil fuels, or directly replaces fuels which must be purchased and combusted. Thus it actually can directly reduce emissions and eliminate transmission losses. Projections of market potential are truly enormous, with unrecovered waste heat in industrial processes estimated at half a quintillion (a billion billion) BTUs. The Company believes that if it can capture even a small percentage of this market it would have a strong opportunity to reduce exhaust emissions, assist in lowering energy costs of the manufacturers, while growing the Company and its client base.

Our Products

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

We produce an Organic Rankine Cycle system called the Clean CycleTM heat to power generator through our wholly owned subsidiary Heat Recovery Solutions, (HRS). Our Clean Cycle TM generators create additional power from waste heat with no additional emission and come in two models, skids for use inside a plant or containers for outdoor applications. By using the Clean CycleTM generator our customers boost their overall energy efficiency. Our product saves fuel, reduces pollution, requires very little maintenance and provides a fast return on investment.

We produce a turnkey Organic Rankine Cycle system we call the Clean CycleTM generator.  Our Clean Cycle TM generators create additional power from waste heat with no additional emission and come in two models, skids for use inside a plant or containers for outdoor applications. Our customers may use their own heat exchangers or condensers, or we provide these products as part of our integrated system through third party suppliers.

We compete based on efficiency, maintenance and our customer’s return on investment. We have an exclusive license from Calnetix to use their magnetic turbine for heat waste recovery applications. We believe that the magnetic turbine technology is more efficient than our competitor’s turbines which allows our systems to generate more electricity at lower heat ranges.  Because our generator is magnetic, it requires far less maintenance than our competitors who use oil, gearbox and rubber seals in their turbines.  We have the advantage of selling a system that was originally manufactured and sold by General Electric International so our Clean CycleTM generator has a substantial market base and we believe has a reputation as one of the defacto standards in the market.

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

Our internet website address is www.cetyinc.com. and www.heatrecoverysolutions.com. The information contained on our website is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2018, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2018, are not necessarily indicative of results for the entire year ending December 31, 2018.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2018, and December 31, 2017, we had a reserve for potentially un-collectable accounts of $7,000.  Five (5) customers accounted for approximately 98% of accounts receivable at September 30, 2018. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2018 and December 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2018, reflect:

•Cash:  Level 1   Measurement based on bank reporting.

        Level 2   Loans from Officers and related parties

        Level 3   Derivatives on convertible notes

•Level 2   Based on promissory notes.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2018, we had outstanding common shares of 554,698,461 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2018 and 2017 were 553,354,983 and 206,238,776, respectively.  In addition, we had convertible notes, convertible into of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the nine months ended September 30, 2018 and 2017.

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

Selected Financial Data:

	nine months ended September 30,
	2018	2017
Net Sales
Electronics Assembly	$484,156	$504,876

Clean Energy HRS	759,474	357,460
Total Sales	1,243,630	862,336

Segment income and reconciliation before tax
Electronics Assembly	99,817	71,907
Clean Energy HRS	584,299	314,639
Total Segment income	684,116	386,546

Reconciling items
General and Administrative	(369,318)	(299,166)
Share Based Expense	(91,140)	(2,460)
Salaries	(541,134)	(508,866)
Rent	(207,671)	(200,205)
Professional fees	(108,844)	(68,172)
Consulting	(53,157)	(32,563)
Financing Fees	(378,155)	(462,511)
Loss on disposal of fixed assets	7,456	-
Change in derivative liability	5,058	1,227
Beneficial Conversion expense	(290,136)
Interest expense	(423,858)	(206,600)
Net Loss before income tax	$(1,766,783)	$(1,392,770)

	September 30, 2018	December 31, 2017
Total Assets
Electronics Assembly	$1,064,325	$1,180,522
Clean Energy HRS	1,918,955	1,548,796
	$2,983,280	$2,729,318

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the nine months ended September 30, 2018 and 2017 we had $91,140 and $2,460 respectively, in share-based expense, due to the issuance of common stock.  As of September 30, 2018, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine months ended September 30, 2018 using a Federal Tax Rate of 21%.

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

As of September 30, 2018, we had a net operating loss carry-forward of approximately $(1,766,782) and a deferred tax asset of approximately $371,026 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(371,026).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2018	December 31, 2017
Deferred Tax Asset	$ 371,026	$ 845,490
Valuation Allowance	(371,026)	(845,490)
Deferred Tax Asset (Net)	$ -	$ -

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

We are subject to taxation in the U.S. and the states of California and Utah. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2015.  The Company is current on its federal and state tax returns.

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

•Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

•Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•Update 2017-13—Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update)

•Update 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2018	December 31, 2017
Accounts Receivable Trade	$ 783,407	$ 484,081
Less Reserve for uncollectable accounts	(7,000)	(7,000)
Accounts Receivable (Net)	$ 776,407	$ 477,081

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2018	December 31, 2017
Raw Material	$994,048	$1,089,813
Work in Process	46,017	14,734
Total	1,040,065	1163,954
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$790,065	$913,954

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2018	December 31, 2017
Capital Equipment	$1,342,794	$1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,312,624)	(1,703,201)
Property and Equipment - Net	$105,606	$144,867

During the three and nine months ended September 30, 2018 we disposed of obsolete fixed assets and as a result recognized a net gain of $7,456.

For the three months ended September 30, 2018 we recognized depreciation expense in the amount of $9,285 and for the nine months ended September 30, 2018 we recognized depreciation expense in the amount of $31,085

NOTE 7 – ACCRUED EXPENSES

	September 30,2018	December 31, 2017
Accrued Wages	$263,154	$287,002
Accrued Interest	525,205	224,918
Accrued Interest Related party	-	133,259
Customer Deposit	18,000	98,594
Accrued Payable to GE - TSA	972,231	972,233
Accrued Rents and Moving Expenses	123,626	123,626
Total Accrued Expenses	$1,902,216	$1,839,632

NOTE 8 – NOTES PAYABLE

 The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2018 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2018, the outstanding balance was $1,186,195 compared to $1,170,462 at December 31, 2017.

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

On September 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $100,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of September 21, 2019.

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

On September 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696.  Subsequently on January 4, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042.

On September 15, 2016, Meddy Sahebi, Chairman of our Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2018 the outstanding balance was $5,000.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544.45 in principal and $3.855.55 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205.55 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401.98 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated September 6, 2016.  The holder had elected to retain $26,117.77 (consisting of $24,228.72 in principal and $1,899.05 in interest), leaving $60,941.49 remaining due and payable under the September 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.38.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.98.

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

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default.

On September 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion. This note was partially converted into common stock and the balance was paid in full on February 14, 2018

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was converted into common stock

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of ninety percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note.  For the three months ended September 30, 2018 we recognized amortization expense in the amount of $67,222 and for the nine months ended September 30, 2018 we recognized amortization expense in the amount of $133,770.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At September 30, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

NOTE 9 – DERIVATIVE LIABILITIES

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	September 30, 2018	December 31, 2017

Outstanding Balance	$239,438	$244,496

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

Operating Rental Leases

On March 10, 2016, we signed a lease agreement for a 18,200 square-foot CTU Industrial Building at 2990 Redhill Unit A, Costa Mesa, CA.  The lease term at the new facility is seven years and two months beginning October 1, 2016.  Future minimum lease payments for the years ended December 31, as follows:

Year	Lease Payment
2018	$68,346
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the Three months ended September 30, 2018 and 2017 was $68,346 and $66,735 respectively.

Our Rent expense including common area maintenance for the nine months ended September 30, 2018 and 2017 was $207,671 and $200,205 respectively.

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

On January 4, 2017 we issued 2,300,000 shares @ .002291 for a partial conversion of a note dated September 6, 2016 in the amount of $5,041.

On January 4, 2017 we issued 7,000,000 shares @ .0022 for a partial conversion of a note dated July 6, 2016 in the amount of $15,400.

On February 8, 2017 we issued 2,400,000 shares @ .00188 for a partial conversion of a note dated September 6, 2016 in the amount of $4,512.

On February 27, 2017 we issued 8,600,000 shares @ .001 for a partial conversion of a note dated September 6, 2016 in the amount of $8,600.

On March 3, 2017 we issued 9,000,000 shares @ .001 for a partial conversion of a note dated September 6, 2016 in the amount of $9,000.

On March 8, 2017 we issued 600,000 shares @ .007 for compensation in the amount of $4,200.

On March 10, 2017 we issued 9,500,000 shares @ .001 for a partial conversion of a note dated September 6, 2016 in the amount of $9,500.

On April 4, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated September 6, 2016 in the amount of $7,700.

May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of a note dated September 6, 2016 in the amount of $9,211.

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

From January 1 through September 30, 2018 we issued 26,054,672 for partial conversions of our convertible notes. We also issued 13,800,000 shares for additional compensation and 1,500,000 for consulting services.

Common Stock

Our Articles of Incorporation authorize us to issue 800,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2018 there were 554,698,461 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On August 21, 2014, a holder holding 5,000 shares of Preferred Series D Preferred agreed to lower the dividend rate to 13% on its Series D Preferred.  In September 2015, all holders of Series D Preferred signed and delivered estoppel agreements, whereby the holders agreed, among other things, that the Series D Preferred was not in default and to reduce (effective as of December 31, 2015) the dividend rate on the Series D Preferred Stock to nine percent per annum and to terminate the 3.5% penalty in respect of unpaid dividends accruing on or after such date.

Warrants

Series F – Common stock warrants

On September 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expired on September 30, 2018.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10, which expired on September 19, 2018.

Series G – Common stock warrants

On September 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expired on September 30, 2018.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20, which expired on September 19, 2018.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2017	750,000	0.15	750,000	0.15
Granted	-	-	-	-
Expired	750,000	0.15	750,000	0.15
Exercised	-	-	-	-
Outstanding September 30, 2018	-	-	-	-

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

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on September 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On February 9, 2018 the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

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

On September 15, 2016 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of September 30, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018. As a result as of September 30, 2018 Mr. Sahebi was no longer a related party.

Pursuant to our 2016 Stock Compensation Program, effective July 1, 2016, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on September 29, 2016 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On February 9, 2018 the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At September 30, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019.

On September 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $100,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of September 21, 2019.

NOTE 13 - WARRANTY LIABILITY

There was no change in our warranty liability for the three and nine months ended September 30, 2018

NOTE 14 – SUBSEQUENT EVENTS

On October 9, 2018 we issued 884,195 shares of our common stock for a total settlement of an outstanding account payable balance at a price of $.04 per share.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

General Business Overview

Headquartered in Costa Mesa, California, Clean Energy Technologies, (CETY) is a designer, producer and marketer of clean energy products & integrated solutions focused on energy efficiency and environmental sustainability. Our principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. Our product saves fuel, reduces pollution and requires very little maintenance.

Clean Cycle II Heat Generator

Containerized Clean Cycle II Heat Generator

We compete based on efficiency, maintenance and our customer’s return on investment. We have an exclusive license from Calnetix to use their magnetic turbine for heat waste recovery applications. We believe that the magnetic turbine technology is more efficient than our competitor’s turbines which allows our systems to generate more electricity at lower heat ranges.  Because our generator is magnetic, it requires far less maintenance than our competitors who use oil, gearbox and rubber seals in their turbines.  We have the advantage of selling a system that was originally manufactured and sold by General Electric International so our Clean CycleTM generator has a substantial market base and we believe has a reputation as one of the defacto standards in the market.

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

A Complete System

Engine Cooling
Silencer
Heat Rejection Module
(HRM)
Reciprocating
Engine
Generator
Heat Capture Module
(HCM)
Containerized System Module
(CSM)
Includes CCII Skid and HTM

Our Products

Our Clean CycleTM generator:

•Requires no fuel,

•produces no emissions, and

•is closed loop, meaning it has feedback control within the system.

•Meticulously engineered and improved by General Electric International and

•is available in a complete package for indoor, outdoor and remote sites.

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

Core technology

✓Mag lev bearing generator

✓Lower maintenance: no oils, no lubricants

✓Efficient at any output: no gearbox

✓Power electronics – power factor of 1

Packaging

✓Single part number (85% OF BOP)

✓Product, not a project

✓Same unit used on all heat sources

✓Re-deployable and movable

✓Small footprint

Clean CycleTM generator and the Organic Rankine Cycle

The Organic Rankine Cycle  is a thermodynamic process where heat is transferred to a fluid at a constant pressure. The fluid inside the generator is vaporized and then expanded in a vapor turbine that drives a turbine generator, producing electricity. The spent vapor is condensed to liquid and recycled back through the cycle.

Its applications include power generation from solar, geothermal and waste heat sources. According to an article in Distributed Energy, a leading industry magazine, Organic Rankine Cycle systems are most useful for waste heat recovery. Waste heat recovery can be applied to a variety of low to medium temperature heat streams

Patents

We currently hold 16 patents in 6 countries and 28 pending applications in 8 countries, which was acquired from General Electric International.

Operations

We operate from a 20,000 sq-ft state of the art facility in Costa Mesa, California USA. Majority of our materials and components are procured domestically from mechanical and electrical suppliers. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved.

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

Compeditors

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

Financial results

Working Capital

	September 30, 2018	December 31, 2017

Working Capital	$ (5,436,128)	$ (5,547,652)
Total Assets	2,983,280	2,775,516
Long term Debt	-	-
Stockholder Equity	$ (4,049,828)	$ (4,113,182)

Cash Flows

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30,
(unaudited)

	2018	2017
Net Cash provided / (Used) In Operating Activities	(1,247,074	(1,260,800)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	1,268,164	1,275,771

Net (Decrease) Increase in Cash and Cash Equivalents	21,090	14,970

Results for the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Operating Revenues

The Company’s revenues were $532,137 for the three months ended September 30, 2018 compared to $116,445 for the same period in 2017. Our revenue increase was mainly due to the increase in the sales revenue in the HRS division.

The Company’s revenues were $1,243,630 for the nine months ended September 30, 2018 compared to $862,336 for the same period in 2017. Our revenue increase was mainly due to the higher sales revenue in the HRS division.

Gross Profit

For the three months ended September 30, 2018, the Company’s gross profit was $305,581 compared to $(11,720) for the same period in 2017.

For the nine months ended September 30, 2018, the Company’s gross profit was $684,116 compared to $386,546 for the same period in 2017.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended September 30, 2018, general and administrative expenses were $129,210 compared to $92,120 for the same period in 2017.

For the nine months ended September 30, 2018, general and administrative expenses were $369,318 compared to $299,166 for the same period in 2017.

Salaries Expense

For the three months ended September 30, Salaries expenses were $192,409 compared to $164,176 for the same period in 2017.

For the nine months ended September 30, Salaries expenses were $541,134 compared to $508,866 for the same period in 2017.

Facility Expense

For the three months ended September 30, 2018, Facility expenses were $68,346 compared to $66,735 for the same period in 2017. The increase was mainly due to the increase in the contractual lease payments.

For the nine months ended September 30, 2018, Facility expenses were $207,671 compared to $200,205 for the same period in 2017. The increase was mainly due to the increase in the contractual lease payments.

Professional Fees Expense

For the three months ended September 30, 2018, Professional fees expenses were $20,786 compared to $13,051 for the same period in 2017. The increase was mainly due to the increase in legal fees.

For the nine months ended September 30, 2018, Professional fees expenses were $108,844 compared to $68,172 for the same period in 2017. The increase was mainly due to the increase in legal fees.

Consulting Expense

For the three months ended September 30, 2018, consulting expenses were $18,125 compared to $19,438 for the same period in 2017. The decrease was mainly due to the decrease in the use of outside consultants.

.

For the nine months ended September 30, 2018, consulting expenses were $53,157 compared to $32,563 for the same period in 2017. The increase was mainly due to the increase in the use of outside consultants.

Share based expense

For the three months ended September 30, 2018, share based expenses were $0 compared to $0 for the same period in 2017.

For the nine months ended September 30, 2018, share based expenses were $91,140 compared to $2,460 for the same period in 2017, due to the issuance of common stock as additional compensation.

Change in Derivative Liability

For the three months ended September 30, 2018, we had a gain on derivative liability of $221,395 compared to $0 for the same period in 2017.

For the nine months ended September 30, 2018, we had a gain on derivative liability of $5,058 compared to $1,227 for the same period in 2017. This was mainly due to the calculation of the derivative liability from the issuance of convertible notes

Gain/(Loss) on disposition of assets

For the three months ended September 30, 2018, we had a loss on disposition of assets of $0 compared to $0 for the same period in 2017.

For the nine months ended September 30, 2018, we had a gain on disposition of assets of $7,456 compared to $0 for the same period in 2017.

Financing Fees

For the three months ended September 30, 2018, we had a financing fees of $0 compared to $195,617 for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium.

For the nine months ended September 30, 2018, we had a financing fees of $378,155 compared to $462,511 for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium.

Beneficial conversion expense

For the three months ended September 30, 2018, we had a beneficial conversion expense of $126,513 compared to $0 for the same period in 2017. This was mainly due to the issuance of convertible notes with a beneficial conversion feature.

For the nine months ended September 30, 2018, we had a beneficial conversion expense of $290,136 compared to $0 for the same period in 2017. This was mainly due to the issuance of convertible notes with a beneficial conversion feature and the amortization of the associated debt discount.

Interest Expense

For the three months ended September 30, 2018, Interest expenses were $126,969 compared to $32,409 for the same period in 2017.  This was mainly due to the increase in our notes and lines of credit payable.

For the nine months ended September 30, 2018, Interest expenses were $423,858 compared to $206,600 for the same period in 2017.  This was mainly due to the increase in our notes and lines of credit payable.

Net Income (loss)

Our net loss for the three months ended September 30, 2018, was $155,382 compared with net loss of $595,266 for the three months ended September 30, 2017. The net loss is influenced by the matters discussed above.

Our net loss for the nine months ended September 30, 2018, was $1,766,783 compared with net loss of $1,392,770 for the nine months ended September 30, 2017. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2018, the Company had total current assets of $1,596,980 compared to $1,341,046 at December 31, 2017.

At September 30, 2018, the Company had total current liabilities of $7,033,108 compared to $6,888,698 at December 31, 2017.

We had working capital deficit of $5,436,128 as of September 30, 2018 compared to $5,547,652 as of December 31, 2017,

Cashflow from Operating Activities

During the nine months ended September 30, 2018, cash provided by (used in) operating activities was $(1,247,074) compared to $(1,260,800) for the nine months ended September 30, 2017. The change was mainly due to the change in derivative liability and Financing fee expense.

Cashflow from Investing Activities

During the nine months ended September 30, 2018 cash used in investing activities was $0 compared to $0 for the nine months ended September 30, 2017.

Cashflow from Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activity was $1,268,164 compared to $1,275,770 provided during the nine months ended September 30, 2017.  The change was mainly due to the payments on notes payable.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,049,828 and an accumulated deficit of $(10,556,501) and a working capital deficit of $5,436,128 and a net loss of $1,766,783 for the nine months ended September 30, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal nine months ended September 30, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day of November, 2018.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: November 14, 2018

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: November 14, 2018

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

Date: November 14, 2018