Form 10-K
period 2018-12-31
Clean Energy Technologies, Inc.
filed 2019-04-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

______________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes [X]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X] No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,918,362 based upon 102,586,218 shares held by non-affiliates and the closing price of $0.0187 per share.

The number of shares of common stock outstanding on April 11, 2019 was 575,657,656 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

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

Competitors

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

 Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2017 and 2018.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,795,694 and a working capital deficit of $6,170,618 and a net loss of $2,810,017 for the year ended December 31, 2018. The company also had an accumulated deficit of $11,599,735 as of December 31, 2018 and used $1,442,899 in net cash from operating activities for the year ended December 31, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2018, we had current liabilities of $7,613,813. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default. We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric International due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in default and in the process of negotiations with General Electric International. We are currently in default with our notes payable to Cybernaut Zfounder Ventures. We are in discussions with both General Electric International and Cybernaut Zfounder Ventures.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. Future minimum lease payments for the years ending December 31, are: In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60 day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month to month lease.

Year	Lease Payment
2019	$234,840
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense for the years ended December 31, 2018 and 2017 was $280,239 and $268,551 respectively.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2018, as reported by the OTC Markets, are as follows:

2017 FISCAL YEAR	High	Low
First Quarter	$0.0111	$0.001
Second Quarter	$0.027	$0.0032
Third Quarter	$0.0318	$0.01
Fourth Quarter	$0.0238	$0.0101

2018 FISCAL YEAR	High	Low
First Quarter	$0.019	$0.004
Second Quarter	$0.035	$0.008
Third Quarter	$0.019	$0.010
Fourth Quarter	$0.0159	$0.007

Record Holders

As of December 31, 2018, there were 555,657,656 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 1,800 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes securities authorized for issuance under equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
2016 Stock Compensation Program	2,550,000	$0.03	-
Total Outstanding December 31, 2017	2,550,000	$0.03	4,192,943

Subsequently on February 9, 2018 the non-employee board members resigned, as disclosed in our 8K filed on February 15. As a result, all remaining 2,550,000 stock options were cancelled.

Recent Sales of Unregistered Securities

For the years ended December 31, 2017 and 2018 we issued the following securities without registration under the Securities Act of 1933, as amended. These securities were issued on the reliance of an exemption provided by Section 4(2) of the Securities Act.

On January 4, 2017 we issued 2,300,000 shares @ .002291 for a partial conversion of a note dated June 6, 2017 in the amount of $5,041.

On January 4, 2017 we issued 7,000,000 shares @ .0022 for a partial conversion of a note dated July 6, 2017 in the amount of $15,400.

On February 8, 2017 we issued 2,400,000 shares @ .00188 for a partial conversion of a note dated June 6, 2017 in the amount of $4,512.

On February 27, 2017 we issued 8,600,000 shares @ .001 for a partial conversion of a note dated June 6, 2017 in the amount of $8,600.

On March 3, 2017 we issued 9,000,000 shares @ .001 for a partial conversion of a note dated June 6, 2017 in the amount of $9,000.

On March 8, 2017 we issued 600,000 shares @ .007 for compensation in the amount of $4,200.

On March 10, 2017 we issued 9,500,000 shares @ .001 for a partial conversion of a note dated June 6, 2017 in the amount of $9,500.

On April 4, 2017 we issued 7,700,000 shares @ .001 for a partial conversion of a note dated June 6, 2017 in the amount of $7,700.

On May 11, 2017 we issued 7,369,080 shares of common stock for the final conversion of a note dated June 6, 2017 in the amount of $9,211.

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

On October 9, 2018 we issued 884,195 shares @ .04 for payment of an accounts payable in the amount of $35,367.

Subsequently on February 13, 2019 we issued 20,000,000 @ $.0131 to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,795,694 and a working capital deficit of $6,170,618 and a net loss of $2,810,017 for the year ended December 31, 2018. The company also had an accumulated deficit of $11,599,735 as of December 31, 2018 and used $1,442,899 in net cash from operating activities for the year ended December 31, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Summary of Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018, we had a net loss of $2,810,017 compared to a net loss of $2,214,854 for the same period in 2017. The increase in the net loss in 2018 was mainly due to the Interest expense of 862,537 and financing fees of $542,419 associated with the convertible debt and lines of credit.  For the year ended December 31, 2018, our revenue was $1,331,171 compared to $957,633 for the same period in 2017. For the year ended December 31, 2018, our cost of goods sold was 61% compared to 57% for the same period in 2017, mainly due to the increase in material cost.  For the twelve months ended December 31, 2018, our gross margin was 39% compared to 43% for the same period in 2017.  For the twelve months ended December 31, 2018, our operating expense was $2,044,392 compared to $1,616,735 for the same period in 2017 mainly due to the increase in share-based expense.  For the year ended December 31, 2018, we had a net loss from operations of $1,523,710 compared to $1,203,854 for the same period in 2017. Our total stockholder’s equity decreased by $682,512 resulting in shareholder deficit of $4,795,694 as of December 31, 2018.  As of December 31, 2018, we had a working capital deficit of $6,170,618 compared to working capital deficit of $5,547,652 as of December 31,2017.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2018, we had a reserve for potentially un-collectable accounts of $57,000.  Five (5) customers accounted for approximately 98% of accounts receivable at December 31, 2018. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

                Furniture and fixtures                                                       3 to 7 years

                Equipment                                                                         7 to 10 years

                Leasehold improvements                                                  7 years (life of the lease)

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

•Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments

The carrying amounts of the Company’s financial instruments as of December 31 2017 and 2018, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$244,496	$244,496

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2018, we had outstanding common shares of 555,657,656 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2018 and 2017 were 513,193,874 and 206,238,776, respectively.  In addition, we had convertible notes, convertible into  additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

 Research and Development

We have suspended all research and development to focus on the expansion of our existing product line and we had no expenses in Research and Development costs during the years ended December 31, 2017 and 2018.

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

On June 15, 2017 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018 .

Pursuant to our 2017 Stock Compensation Program, effective July 1, 2017, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2017 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

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

On February 15, 2018 we issued 9,200,000 @ .0053 as additional compensation in the amount of $48,760.

On October 18, 2018 we entered into a 1 year employment agreement with Kambiz Mahdi our CEO, as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares @ $.0131 to Mr. Mahdi in the amount of $262,000.

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Sales

For the year ended December 31, 2018, our revenue was $1,331,171 compared to $957,633 for the same period in 2017.  Our revenue increase was mainly due to the additional sales from the HRS Division.

Gross Profit

For the year ended December 31, 2018, our gross profits decreased to 39% from 43% for the same period in 2017. Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2018, our SG&A expense was $449,549 compared to $375,808 for the same period in 2017. This increase was mainly due to travel and startup costs associated the Cety Europe faciality and the impairment of our accounts receivable of $50,000

Salaries Expense

For the year ended December 31, 2018, our Salaries expense was $740,146 compared to $783,656 for the same period in 2017. The decrease was mainly due to the reduction in our employee base

Facility Lease Expense

For the year ended December 31, 2018, our Facility Lease expense was $280,239 compared to $268,551 for the same period in 2017. This increase was due to the increase in our Costa Mesa facility and the increase in the lease expense for Cety Europe

Professional fees Expense

For the year ended December 31, 2018, our Professional fees expense was $142,234 compared to $139,322 for the same period in 2017. The increase in our legal fees related to the transaction with the Confections Ventures Limited and MGW Investments transaction

Consulting Expense

For the year ended December 31, 2018, our Consulting expense was $79,084 compared to $46,938 for the same period in 2017. This increase was due to the increase in our use of consultants versus permeant in house employees.

Share Based Expense

For the year ended December 31, 2018, our share-based expense was $353,140 compared to $2,460 for the same period in 2017. This was mainly due the shares granted and accrued for as additional compensation to Kambiz Mahdi our CEO in the amount of $310,760.  Additional shares were issued to others for consulting services in the amount of $42,380.

Net (Loss) from operations

For the year ended December 31, 2018, our net loss from operations was $1,523,710 compared to net loss from operations of $1,203,854 for the same period in 2017. This increase , was primarily due to the increase in our share based expense.

Change in Derivative Liability

For the year ended December 31, 2018, we had a gain on derivative liability of $116,259 compared to $142,326 for the same period in 2017.

Financing Fees

For the year ended December 31, 2018 our financing fees expense was $542,419 compared to $708,714 for the same period in 2017, due to the issuance of convertible notes and the related conversions.

Gain on Disposition of Assets

For the year ended December 31, 2018 we recognized a gain on disposition of assets in the amount of $2,389 compared to $0 for the year ended December 31, 2017.

Interest Expense

For the year ended December 31, 2018 interest expense was $862,537 compared to $444,612 for the same period in 2017. The increase was mainly due to the amortization of the debt discount for the beneficial conversion feature recognized on the following note:

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

Net Income / Loss

For the year ended December 31, 2018, our net loss was $2,810,017 compared to net loss of $2,214,854 for the same period in 2017. This increase was primarily due to the increase in the our share based and interest expense.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the years ended December 31,
	2018	2017
Net Cash provided / (Used) In Operating Activities	(1,442,899)	(1,495,470)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	1,439,937	1,498,446
Net (Decrease) Increase in Cash and Cash Equivalents	(2,962)	2,976

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2015. Spokane, Washington
April 15, 2019

Clean Energy Technologies, Inc.
Consolidated Balance Sheets

	(audited)	(audited)
	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$6,456	$9,418
Accounts receivable - net	724,845	477,081
Inventory	711,894	854,547
Total Current Assets	1,443,195	1,341,046
Property and Equipment - Net	96,027	144,867

Goodwill	747,976	747,976
License	354,322	354,322
Patents	151,199	163,076
Other Assets	25,400	24,229
Total Non Current assets	1,278,897	1,289,603
Total Assets	$2,818,119	$2,775,516

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$5,850	$10,863
Accounts payable - trade	1,033,375	996,474
Accrued Expenses	1,786,796	1,607,778
Accrued Expenses Related party	123,394	133,260
Customer Deposits	365,815	98,594
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	-
Derivative Liability	245,988	244,496
Notes Payable - Current (net of discount)	2,775,090	3,692,233
Notes Payable - Current - Related Party	1,144,505	5,000
Total Current Liabilities	7,613,813	6,888,698
Long-Term Debt:
Net Long-Term Debt	-	-
Total Liabilities	7,613,813	6,888,698

Commitments and contingencies	-	-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 800,000,000 shares authorized; 555,582,656 and 210,881,122 shares issued and outstanding respectively	555,585	210,883
Shares to be issued	262,000	58,000
Additional paid-in capital	5,236,456	3,657,653
Accumulated deficit	(11,599,735)	(8,789,718)
Total Stockholders' (Deficit)	(4,795,694)	(4,113,182)
Total Liabilities and Stockholders' Deficit	$2,818,119	$2,775,516

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31,

	2018	2017
Sales	$1,331,171	$957,633
Cost of Goods Sold	810,489	544,752
Gross Profit	520,682	412,881

General and Administrative
General and Administrative expense	449,549	375,808
Salaries	740,146	783,656
Facility lease	280,239	268,551
Professional fees	142,234	139,322
Consulting	79,084	46,938
Share Based Expense	353,140	2,460
Total Expenses	2,044,392	1,616,735
Net Profit / (Loss) From Operations	(1,523,710)	(1,203,854)

Change in derivative liability	116,259	142,326
Gain / (Loss) on disposition of assets	2,389	-
Financing Fees	(542,419)	(708,714)
Interest Expense	(862,536)	(444,612)
Net Profit / (Loss) Before Income Taxes	(2,810,017)	(2,214,854)
Income Tax Expense	-	-
Net Profit / (Loss)	$(2,810,017)	$(2,214,854)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	553,354,983	209,915,415

Net Profit / (Loss) per common share basic and diluted	$(0.01)	$(0.01)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Stockholders Equity
December 31, 2018

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued
Description	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
December 31, 2016	155,178,083	$155,180	7,500	$750,000	$-	$3,401,430	$(6,574,864)	$(2,268,254)

Shares Issued for Note conversion	55,103,039	55,103	-	-	-	254,363	-	309,466
Shares issued for Services	600,000	600	-	-	-	1,860	-	2,460
Note Conversion shares to be issued	-	-	-	-	58,000	-	-	58,000
Net Loss	-	-	-	-	-	-	(2,214,854)	(2,214,854)
December 31, 2017	210,881,122	$210,883	$7,500	$750,000	$58,000	$3,657,653	$(8,789,718)	$(4,113,182)

Shares to be issued	4,000,000	4,000	-	-	(58,000)	54,000	-	-
Shares Issued for Note conversion	22,938,867	22,939	-	-	-	184,064	-	207,003
Shares issued for Services	13,800,000	13,800	-	-	-	59,340	-	73,140
Shares issued for cash	302,462,667	302,463	-	-	-	604,914	-	907,377
BCF on notes payable	-	-	-	-	-	659,985	-	659,985
Shares issued for services	1,500,000	1,500	-	-	-	16,500	-	18,000
Shares to be issued for compensation	-	-	-	-	262,000	-	-	262,000
Net Loss	-	-	-	-	-	-	(2,810,017)	(2,810,017)
December 31, 2018	555,582,656	$555,585	$7,500	$750,000	$262,000	$5,236,456	$(11,599,735)	$(4,795,694)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31,

	2018	2017
Cash Flows from Operating Activities:
Net Profit / (Loss)	$(2,810,017)	$(2,214,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,444	54,650
Share Based Expense	353,140	2,460
Gain on sale of fixed asset	(2,389)	-
Financing fees	542,419	551,997
Change in Derivative Liability and Debt discount	21,512	(45,486)
Changes in assets and liabilities:	-
(Increase) decrease in accounts receivable	(247,764)	(109,458)
(Increase) decrease in inventory	142,653	59,407
(Increase) decrease in other assets	(1,171)	-
(Decrease) increase in accounts payable	36,901	16,274
Other (Decrease) increase in accrued expenses	169,152	90,946
Other (Decrease) increase in deferred revenue	33,000
Other (Decrease) increase in customer deposits	267,221	98,594
Net Cash Used In Operating Activities	(1,442,899)	(1,495,470)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(5,013)	(4,544)
Payments on notes payable	(218,295)	-
Proceeds from notes payable	755,868	1,502,990
Stock issued for cash	907,377	-
Cash Flows Provided By Financing Activities	1,439,937	1,498,446

Net (Decrease) Increase in Cash and Cash Equivalents	(2,962)	2,976
Cash and Cash equivalent at beginning of period	9,418	6,442
Cash and Cash equivalent at end of period	$ 6,456	$ 9,418

Supplemental Cashflow Information:
Interest Paid	$328,862	$238,966
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for Services	$353,140	$2,460
Shares issued for Account payable paid in shares	$35,368	$-
Shares issued for note conversions	$171,134	$367,466

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,795,694 and a working capital deficit of $6,170,618 and a net loss of $2,810,017 for the year ended December 31, 2018. The company also had an accumulated deficit of $11,599,735 as of December 31, 2018 and used $1,442,899 in net cash from operating activities for the year ended December 31, 2018. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2018, and December 31, 2017, we had a reserve for potentially un-collectable accounts of $57,000.  Five (5) customers accounted for approximately 98% of accounts receivable at December 31, 2018. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2018 and December 31, 2017, we had a reserve for potentially obsolete inventory of $250,000.

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

 Leasehold Improvements        7 years

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle for our HRS and Cety Europe Divisions:

•Identify the contract with the customer

•Identify the performance obligations in the contract

•Determine the transaction price

•Allocate the transaction price to the performance obligations in the contract

•Recognize revenue when the company satisfies a performance obligation

The following steps are applied to our legacy contract manufacturing division:

•We generate a quotation

•We receive Purchase orders from our customers.

•We build the product to their specification

•We invoice at the time of shipment

•The terms are typically Net 30 days

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

•Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility  of 112% and using a risk free interest rate of 2.54%

The Company’s financial instruments consist of cash, prepaid expenses, inventory, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, prepaid expenses, investments, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

The carrying amounts of the Company’s financial instruments as of December 31 2017 and 2018, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$244,496	$244,496

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At December 31, 2018, we had outstanding common shares of 555,582,656 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2018 and 2017 were 553,354,983 and 209,915,415, respectively.  As of December 31, 2018, we had convertible notes, convertible into approximately 411,446,077 of additional common shares and outstanding preferred shares convertible into   12,226,250 of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2018 and 2017.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. Prior to March 31, 2017 we only had one reporting segment.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	2018	2017
Net Sales
Electronics Assembly	567,417	581,191
Clean Energy HRS	752,783	376,442
Cety Europe	10,971	-
Total Sales	1,331,171	957,633

Segment income and reconciliation before tax
Electronics Assembly	56,231	70,949
Clean Energy HRS	457,978	341,932
Cety Europe	6,473	-
Total Segment income	520,682	412,881

Reconciling items
General and Administrative	(449,549)	(375,808)
Share Based Expense	(353,140)	(2,460)
Salaries	(740,146)	(783,656)
Rent	(280,239)	(268,551)
Professional fees	(142,234)	(139,322)
Consulting	(79,084)	(46,938)
Financing Fees	(542,419)	(708,714)
Loss on disposal of fixed assets	2,389	-
Change in derivative liability	116,259	142,326
Interest expense	(862,536)	(444,612)
Net Loss before income tax	(2,810,017)	(2,214,854)

	December 31, 2018	December 31, 2017
Total Assets
Electronics Assembly	1,029,129	1,161,901
Clean Energy HRS	1,777,354	1,613,615
Cety Europe	11,636
Total Assets	2,818,119	2,775,516

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black-Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the year ended December 31, 2018 and 2017 we had $353,140 and $2,460 respectively, in share-based expense, due to the issuance of common stock.  As of December 31, 2018, we had no further non-vested expense to be recognized.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2018, we had a net operating loss carry-forward of approximately $(2,810,017) and a deferred tax asset of $515,944 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(515,944).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2018 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2018	December 31, 2017
Deferred Tax Asset	$ 515,944	$ 845,490
Valuation Allowance	(515,944)	(845,490)
Deferred Tax Asset (Net)	$ -	$ -

On February 13, 2018 , Clean Energy Technologies, Inc., a Nevada corporation (the “Registrant” or “Corporation”) entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation received $907,388 in exchange for the issuance of 302,462,667 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”).

On February 13,  the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note  Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

This resulted in a change in control, which limited the net operating to that date forward.

We are subject to taxation in the U.S. and the states of California. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2015.  The Company is current on its federal and state tax returns

.

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

•Update 2018-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•Update 2018-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•Update 2018-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•Update 2018-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2017 EITF Meetings  (SEC Update)

•Update 2018-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

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

•Update 2017-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•Update 2017-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)

•Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2018	December 31, 2017
Accounts Receivable	$ 781,845	$ 484,081

Less Reserve for uncollectable accounts	(57,000)	(7,000)
Accounts Receivable (Net)	$ 724,845	$ 477,081

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2018	December 31, 2017
Raw Material	$952,214	$1,089,813
Work in Process	9,680	14,734
Total	961,894	1,104,547
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$711,894	$854,547

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2018	December 31, 2017
Capital Equipment	$ 1,342,794	$ 1,772,632
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,322,203)	(1,703,201)
Net Fixed Assets	$ 96,027	$ 144,867

Our Depreciation Expense for the years ended December 31, 2018 and 2017 was $40,567 and 42,815 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2018	December 31, 2017
Goodwill	$ 747,976	$ 747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(39,590)	(27,713)
Net Intangible Assets	$ 1,253,497	$ 1,265,374

Our Amortization Expense for the years ended December 31, 2018 and 2017 was $11,877 and 11,877 respectively.

NOTE 7 – ACCRUED EXPENSES

	December 31, 2018	December 31, 2017

Accrued Wages	$224,514	$287,002
Accrued Interest	466,425	224,918
Accrued Interest Related party	123,394	133,259
Customer Deposits	365,815	98,594
Accrued Payable to GE - TSA	972,231	972,233
Accrued Rents and Moving Expenses	123,626	123,626
	$2,276,005	$1,839,632

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2018 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2018, the outstanding balance was $1,1,340,210 compared to $1,170,462 at December 31, 2017.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2018, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

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

On September 15, 2016, Meddy Sahebi, Chairman of our previous Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2018 the outstanding balance was $5,000.

Convertible notes

On September 6, 2016, we entered into a one-year convertible note payable for $87,500, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. On December 16, 2016 we issued 1,200,000 shares of common stock at $.0031 for a partial conversion of this note in the amount of $3,696. January 4, 2018, we issued 2,300,000 shares of common stock at $.002192 for a partial conversion of this note in the amount of $5,042.

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

On January 9, 2017, we effected the partial repayment of the convertible note dated July 6, 2016.  The holder had elected to convert $15,400 ($11,544 in principal and $3,855 in accrued interest) into a total of 7,000,000 shares of Common Stock.  The conversion left $66,205 remaining due and payable under the July 2016 convertible note and we paid the note holder a total of $89,401 in repayment.  On January 12, 2017, we effected the partial repayment of the convertible note dated September 6, 2016.  The holder had elected to retain $26,117 (consisting of $24,228 in principal and $1,899 in interest), leaving $60,941 remaining due and payable under the September 2016 convertible note, which was satisfied and canceled in consideration of the payment to the note holder of $97,506.  On January 9, 2017, we effected the repayment in full of the convertible note dated August 12, 2016 through payment to the note holder of a total of $89,401.

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

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default.

On September 13, 2017 we entered into a nine-month convertible note payable for $110,000, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-five percent (55%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the twenty-five (25) Trading Days immediately preceding the date of conversion. This note was partially converted into common stock and the balance was paid in full on February 14, 2018

On July 13, 2017 we entered into a convertible note payable for $58,000, with a maturity date of April 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full.

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum.  It is not convertible until nine months after its issuance and has a conversion rate of ninety percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

On December 13, 2018 we entered into a convertible note payable for $83,000, with a maturity date of December 13, 2019, which accrues interest at the rate of 12% per annum.  It is convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

Subsequently on February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum.  It is not convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

	December 31, 2018	December 31, 2017
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$ 245,988	$ 244,496

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

Operating Rental Leases

On August 27, 2015, we entered into a sublease agreement with Rosenson Properties, LLC, a California limited liability company, as landlord, and General Electric International, Inc., a Delaware corporation, as tenant and assignor, for the premises located at 150 Baker Street East, Costa Mesa, California.  GEII had entered into a lease dated as of December 17, 2010, as amended by a First Amendment to Lease dated March 11, 2014, wherein Rosenson Properties leased the premises to GEII.  The premises consist of approximately 35,704 square feet of space and the lease provides for monthly triple-net lease payments of $22,973.  The lease term ended on December 31, 2017.

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. Future minimum lease payments for the years ending December 31, are: In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60 day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month to month lease.

Year	Lease Payment
2019	$234,840
2020	$241,884
2021	$249,132

2022	$256,608
2023	$44,052

Our Rent expense for the years ended December 31, 2018 and 2017 was $280,239 and $268,551 respectively.

Severance Benefits

Effective at December 31, 2018, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater, at an annual salary of $140,000.

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

On June 30, 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to 10,000,000.  The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2017.

On August 28, 2018, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 800,000,000. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2018

Common Stock Transactions

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

On October 9, 2018 we issued 884,195 shares @ .04 for payment of an accounts payable in the amount of $35,367.

Subsequently on February 13, 2019 we issued 20,000,000 @ $.0131 to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

Common Stock

Our Articles of Incorporation authorize us to issue 800,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018 there were 555,582,656 shares of common stock outstanding.  All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable.  Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Series F – Common stock warrants

On June 25, 2013, we issued 250,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10. These Warrants expired on June 25, 2018.

On September 19, 2013, we issued 125,000 series F warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.10. These Warrants expired on September 19, 2018.

Series G – Common stock warrants

On June 25, 2013, we issued 250,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20.  These Warrants expired on June 25, 2018.

On September 19, 2013, we issued 125,000 series G warrants.  Each warrant gives the holder the right to purchase one share of common stock at $.20. These Warrants expired on September 19, 2018.

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2017	750,000	0.15	750,000	0.15
Granted	-	-	-	-
Expired	750,000	0.15	750,000	0.15
Exercised	-	-	-	-
Outstanding December 31, 2018	-	-	-	-

Stock Options

On February 8, 2007 pursuant to our 2006 Qualified Incentive Option Plan, we granted to Company employees incentive stock options to purchase 406,638 shares of our common stock.  These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2018.

On February 8, 2008, we granted stock options to our key employees to purchase up to 750,000 shares of our common stock. These options were granted at $1.73 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2018.

On February 28, 2008, we granted stock options to a key employee to purchase up to 30,000 shares of our common stock. These options were granted at $.033 cents, the fair market value of the Company’s common stock at the time of the grant. These options expired on February 8, 2018.

Pursuant to our 2017 Stock Compensation Program, effective July 1, 2017, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2017 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On February 9,  the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018 . As a result, all remaining stock options were cancelled.

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

On June 15, 2017 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018 .

Pursuant to our 2017 Stock Compensation Program, effective July 1, 2017, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2017 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

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

On February 15, 2018 we issued 9,200,000 @ .0053 as additional compensation in the amount of $48,760.

On October 18, 2018 we entered into a 1 year employment agreement with Kambiz Mahdi our CEO, as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares @ $.0131 to Mr. Mahdi in the amount of $262,000.

Note 13 - Warranty Liability

For the year ended December 31, 2017 and 2018 there was no change in our warranty liability.

NOTE 14 – SUBSEQUENT EVENTS

On February 13, 2019 we issued 20,000,000 @ $.0131 to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

Subsequently on February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum.  It is  convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2018.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.  Other Information.

Quarterly Events

None.

Subsequent Events

On February 13, 2019 we issued 20,000,000 @ $.0131 to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

Subsequently on February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum.  It is convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

The Corporation has not entered into any compensatory agreement with any of the newly appointed directors at this time but may do so in the future.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2018 and directors pending the effective date of a Form 14F-1 to be filed with the Securities and Exchange Commission:

Name	Age	Position
Kambiz Mahdi	54	President, CEO, Director
John Bennett	58	CFO, Director
Wang Jun	52	Director
Lin Shuangan	31	Director
Lyu Yongsheng	66	Director
Calvin Pang	34	Director

On February 8, 2018 all of the directors except Mr. Mahdi and the pending directors tendered their resignations in connection with a condition precedent to the financing of the company.

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Kambiz Mahdi, age 54, Kambiz Mahdi is co-founder, and served as President and Chief Executive Officer of Probe Manufacturing from 1996 until December of 2005 and again from July 2009 until present. Prior to CETY, Mr. Mahdi was technical director at Future Electronics for six years supporting Motorola, Analog Devices and Micro Chip technologies and product lines. While at Future Electronics, Mr. Mahdi developed superior technical management leadership and skills servicing some of the top 100 fortune technology customers and their applications. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. He has established the company as a leading independent distributor of electronic components and provider of value-added services to its market. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

John Bennett, age 58, John Bennett has been with Probe Manufacturing since February 2005, as the Chief Financial Officer. He has been in the Electronic Manufacturing Industry for 22 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, with experience in Contract Manufacturing of Printed Circuit Board Assembly, Cable and Harness Assembly, Box Builds and Battery & Charger assembly. He holds a Bachelor of Science in Accounting from Mesa University and a Master of Science in Finance from the University of Colorado. Mr. Bennett has not served on any other boards of public companies in the past five years.

Mr. Wang Jun, age: 52. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. Our Board of Directors selected Mr. Wang to serve as a director because of his extensive experience in clean energy technology and his prior experience as a CEO and board member of a public company. Mr. Wang will join the Board of Directors after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective.

Mr. Lyu Yongsheng. age: 66. Mr. Lyu has acted as an independent project consultant for Taiyu (Shenyang) Energy Technology Co., Ltd. since 2009. From 2003 to 2009, he served as the Executive Director of the Mianyang City Civil Aviation Administration Greening Company. From 1996 to 2003, he was the General Manager of Mianyang Township Enterprise Supply and Marketing Corporation. Mr. Lyu graduated from Jilin University with a bachelor’s degree in engineering. Our Board of Directors selected Mr. Lyu to serve as a director because of his extensive experience in clean energy technology and his experience in managing complex engineering processes. Mr. Lyu will join the Board after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective

Mr. Calvin Pang. age: 34. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business in Washington University in St. Louis with a bachelor’s degree in business and finance. Our Board of Directors selected Mr. Wang to serve as a director because of his extensive experience in corporate finance. Mr. Pang will join the Board after the Form 14F-1 filed with the Securities and Exchange Commission becomes effective.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2018. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors. We did not hold an annual meeting in 2018.

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

Director Independence

We had a seven-member Board of Directors in 2018. After the resignation of 6 members of our Board of Directors on February 8, 2018 and February 14, 2018 , Kam Mahdi was our sole director. Upon the effective date of the Form 14F-1, we had a 5 members of our Board of Directors. After Mr. Shuangan tendered his resignation as member of Board of Directors on November 21, 2018, we had 4 members of our Board of Directors.

Board Leadership Structure; Independent Lead Director

The Company had 4 Independent Directors. After Mr. Shuangan tendered his resignation as member of Board of Directors on November 21, 2018, we had 3 Independent Directors.

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

In addition, the Board reviews the potential risks related to our financial reporting. The Board meets with our Chief Financial Officer and communicates with representatives of our independent registered public accounting firm on a quarterly basis to discuss and assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

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

Fiscal Years 2018 and 2017 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2018 and 2017.

Fiscal Years 2018 and 2017 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date. For the year ended 2017, we issued the 450,000 shares of common stock options to our five new independent directors and 300,000 to our one legacy director. On February 9, 2018  the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018 . As a result, all remaining stock options were cancelled.

For the year ended December 31, 2018 there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2018 or 2017.

Director Summary Compensation in Fiscal Years 2018 and 2017

The following table sets forth the fiscal years 2017, and 2018 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)

Robert Young 2017	$-	$-	$-
Robert Young 2018	$-	$-	$-

Kevin Scott 2017	$-	$-	$-

Meddy Sahebi 2017	$-	$-	$-
Meddy Sahebi 2018	$-	$-	$-

William Maloney 2017	$-	$-	$-
William Maloney 2018	$-	$-	$-

Juha Rouvinen 2017	$-	$-	$-
Juha Rouvinen 2018	$-	$-	$-

Daniel Elliott 2017	$-	$-	$-
Daniel Elliott 2018	$-	$-	$-

Erin Falconer 2017	$-	$-	$-
Erin Falconer 2018	$-	$-	$-

Calvin Pang 2018	$-	$-	$-

Jun Wang 2018	$-	$-	$-

Yongsheng Lyu 2018	$-	$-	$-

(1)       This column represents the amount of cash compensation earned in fiscal years 2018, and 2017 for Board and committee service.

(2)        This column represents the grant date fair value of restricted share awards granted in fiscal years, 2018, and 2017.

Change of Control and Termination Provisions

None.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

(4)Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the

Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2018, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2018, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of ETI Partners IV LLC or their members who may be considered to beneficially own our common stock who have not filed a Forms 3 or 4 in 2012 or thereafter or a Form 5 as required in 2018.

Item 11.	Executive Compensation.

The following table sets forth the fiscal year 2018 and 2017 compensation for:

•Kambiz Mahdi, our Chief Executive Officer; and

•John Bennett, our Chief Financial Officer

The executive officers included in the Summary Compensation Table are referred to in this Form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled "Compensation Discussion and Analysis.”

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	($)(3)	($)(4)	($)	($)	($)		($)
Kambiz Mahdi (1)	2018	$275,000	$-	$310,760	$-	$-	$-	$-	$585,760
Chief Executive Officer	2017	$275,000	$-	$-	$-	$-	$-	$-	$275,000

John Bennett (2)	2018	$140,000	$-	$-	$-	$-	$-	$-	$140,000
Chief Financial Officer	2017	$140,000	$-	$-	$-	$-	$-	$-	$140,000

1)On October 1, 2015, we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000 In 2018 Mr. Mahdi was paid down total of $26,731 from the past due balance of unpaid salary from 2016 with remaining outstanding balance of  $43,153 due to lack of capital.

On October 18, 2018 we entered into a 1 year employment agreement with Mr. Mahdi, with an annual salary of $275,000. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares @ $.0131 to Mr. Mahdi in the amount of $262,000.

2)      In 2016 Mr. Bennett was only paid $74,821 due to lack of capital and is still due $42,009 from 2016.

3)       There were no bonuses paid or accrued for any executives for fiscal years 2018 and 2017.

4)       Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 30,000 shares of our common stock at $.33 per share on February 28, 2008.  Both option grants expired on February 08, 2017.

Outstanding Equity Awards at 2018 Fiscal Year-End

 There are no outstanding options or stock awards held by our named executive officers as of December 31, 2018.

(1) Mr. Bennett was issued an option to purchase 30,000 shares of our common stock on February 8, 2007 at $1.73 under our 2006 Plan and an option to purchase 300,000 shares of our common stock on February 28, 2008.  Both option grants expired on February 08, 2018.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.    For the years ended December 31, 2018 and 2017, we had $0 in non-vested expense to be recognized.

Executive Employment Agreements

On October 1, 2015 we entered into a new employment agreement with Mr. Mahdi for 2 years with an annual salary of $275,000. In addition, Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or (1) year, whichever is greater. Mr. Mahdi employment contract expired on October 1, 2018.

On October 18, 2018 we entered into a 1 year employment agreement with Mr. Mahdi, with an annual salary of $275,000. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation.

Mr. Bennett will receive an annual compensation of $140,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. Mr. Bennett will also receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater. On September 1, 2017 Mr. Bennett’s employment agreement automatically renewed for an additional five years.

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

The following table shows, as of March 31,  the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 575,657,656 shares of our common stock outstanding as of March 30, 2019 . Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage
MGW Investments I Limited (3)	615,629,334	69.15%
ETI Capital Partners (2)	57,380,323	6.44%
Kambiz Mahdi (1) – Director and CEO	42,701,549	4.80%
John Bennett – Former Director and CFO	1,359,200	0.15%
Robert Young – Former Director	400,000	0.04%
Meddy Sahebi – Former Director	-	0.00%
William Maloney – Former Director	-	0.00%
Juha Rouvinen – Former Director	-	0.00%
Erin Falconer – Former Director	-	0.00%
All directors and officers as a group	659,690,083	74.10%
Total Issuable and Outstanding March 31, 2018	890,324,323

1)The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

2)ETI Partners IV LLC (“P-IV”) is a private investment company organized as a Delaware limited liability company, with its principal offices c/o Energy Technology Innovations, Inc., 901 Washington Boulevard, Suite 208, Marina Del Rey, CA 90292.  Energy Technology Innovations, Inc. is the Manager of P-IV.  Mr. Meddy Sahebi is the President of Energy Technology Innovations, Inc.  P-IV is the beneficial owner of 57,380,323 shares of common stock.  Mr. Sahebi, is the President of Energy Technology Innovations, Inc., which is the Manager of P-IV.

3)Calvin Pang has voting and investment power over all of our common stock held by MGWI Investment I Limited (“MGWI”). MGWI

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 Director Independence

We have a four-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, 3 of our directors can be deemed an “independent directors.”

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

Review of Related Person Transactions

Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors, such as:

•Business transaction between the company and any executive are prohibited, unless otherwise approved by the Board;

•Activities that may interfere with an executive’s performance in carrying out company responsibilities;

•Activities that call for the use of the company’s influence, resources or facilities; and

•Activities that may discredit the name or reputation of the company.

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

On June 15, 2017 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of December 31, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018 .

Pursuant to our 2017 Stock Compensation Program, effective July 1, 2017, we made the following stock option grants to members of our Board of Directors:  (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on June 29, 2017 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (six persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On a result, all remaining stock options were cancelled.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2018 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL  a convertible promissory Note (the “CVL Note”)  in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

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

On February 15, 2018 we issued 9,200,000 @ .0053 as additional compensation to Kambiz Mahdi our CEO in the amount of $48,760.

On October 18, 2018 we entered into a 1 year employment agreement with Kambiz Mahdi our CEO, as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares @ $.0131 to Mr. Mahdi in the amount of $262,000.

 Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2018 and December 31, 2017 are set forth in the table below:

Services:	2018	2017
Audit Fees (1)	$48,254	$50,528
Audit Related Fees (2)	-	-
Tax Fees (3)	4,500	3,885
All Other fees	-	-
Total	$52,754	$54,413

(1)

Audit fees billed in 2018 and 2017 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2017 and 2018 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2017 and December 31, 2018 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 15th day of April, 2019.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: April 15, 2019

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: April 15, 2019,

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

Signature                                                                Title

/s/ Kambiz Mahdi                           Chief Executive Officer and Director

_______________________          (principal executive officer)

By: Kambiz Mahdi

Date: April 15, 2019

/s/ Calvin Pang                             Director

_______________________

 By: Calvin Pang

Date: April 15, 2019

/s/ Jun Wang                             Director

_______________________

 By: Jun Wang

Date: April 15, 2019

/s/ Yongsheng Lyu                             Director

_______________________

 By: Yongsheng Lyu

Date: April 15, 2019

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

3.1  Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2  Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3  Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4  Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5  Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6  Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7  Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

4.1  Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3  Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4  Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5  Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6  Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7  Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9  Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10  Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11 Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12  Voting Agreement, dated February 13,  by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on  February 14, ).

10.1  Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2  Consulting Agreement  between  Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3  Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4  Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5  Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6  Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7  Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8  Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9  Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10  Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11  Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12  Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13  Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14  Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15  Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16  Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17  Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18  Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19  Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20  Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21  Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22  Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23  Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24  Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25  Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26  Lease Agreement between Probe Manufacturing, Inc. and Mitchell Fitch, LLC, dated November 15, 2005 (included as exhibit 10.26 to the Form 10-K filed on April 17, 2006).

10.27  Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28  Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29  Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30  Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31  Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32  Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006).

10.33  Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34  Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35  Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42  Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45  Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47  Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48  Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49  Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50  Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51  Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52  Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53  Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55  Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56  Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57  Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58  Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59  Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60  Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61  Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62  Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63  Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64  Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65  Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66  Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67  Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68  Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69  Sale of Common Stock to KB Development Group, LLC  (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70  Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71  Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72  Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73  Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011.  (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74  Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75  Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76  Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77  Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78  OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79  Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80  Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81  Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82  Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83  Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84 Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85 Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86  Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87  Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88  Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89  Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90  Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91  Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92  Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93  Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94  $939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95  ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96  Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97 $153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

14.1  Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2  Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

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