Form 10-Q
period 2019-03-31
Clean Energy Technologies, Inc.
filed 2019-05-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated Filer [X]	company)	Smaller reporting company [X]
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

As of May 14, 2019, there were 575,657,656 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2019 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)8

Consolidated Statements of Operations (unaudited)9

Consolidated Statements of Stockholders Equity (unaudited)10

Consolidated Statements of Cash Flows (unaudited)11

Notes to the Consolidated Financial Statements (unaudited)12

Clean Energy Technologies, Inc.
Consolidated Balance Sheet

	(Un-audited)	(audited)
	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash	$1,032	$6,456
Accounts receivable - net	779,204	724,845
Inventory	743,904	711,894
Right of use asset - current	227,851	-
Total Current Assets	1,751,991	1,443,195
Property and Equipment - Net	87,232	96,027

Goodwill	747,976	747,976
License	354,322	354,322
Patents	148,229	151,199
Other Assets	25,400	25,400
Right of use asset - long term	744,272	-
Total Non Current assets	2,020,199	1,278,897
Total Assets	$3,859,422	$2,818,119

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Bank Overdraft	$6,223	$5,850
Accounts payable - trade	1,122,810	1,033,375
Accrued Expenses	1,869,261	1,786,796
Accrued Expenses Related party	159,323	123,394
Customer Deposits	359,230	365,815
Warranty Liability	100,000	100,000
Deferred Revenue	47,750	33,000
Derivative Liability	543,721	245,988
Lease Liability - current	227,851	-
Notes Payable - Current (net of discount)	2,964,725	2,775,090
Notes Payable - Current - Related Party	1,236,728	1,144,505
Total Current Liabilities	8,637,622	7,613,813
Long-Term Debt:
Lease Liability - long term	744,272	-
Net Long-Term Debt	744,272	-
Total Liabilities	9,381,894	7,613,813

Commitments and contingencies	$-	$-

Stockholders' (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and outstanding respectively	750,000	750,000
Common stock, $.001 par value; 800,000,000 shares authorized; 575,582,656 and 555,582,656 shares issued and outstanding respectively	575,585	555,585

Shares to be issued	-	262,000
Additional paid-in capital	5,478,455	5,236,456
Accumulated deficit	(12,326,512)	(11,599,735)
Total Stockholders' (Deficit)	(5,522,472)	(4,795,694)
Total Liabilities and Stockholders' Deficit	$3,859,422	$2,818,119

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
For the three months ended March 31,
(unaudited)

	2019	2018
Sales	$224,363	$172,391
Cost of Goods Sold	149,177	143,714
Gross Profit	75,186	28,677

General and Administrative
General and Administrative expense	116,541	159,335
Salaries	203,303	194,062
Facility lease	82,034	70,979
Share Based Expense	-	91,140
Total Expenses	401,878	515,516
Net Profit / (Loss) From Operations	(326,692)	(486,839)

Change in derivative liability	(159,733)	(273,178)
Gain / (Loss) on disposition of assets	-	(6,618)
Financing Fees	-	(378,155)
Interest Expense	(240,352)	(168,468)
Net Profit / (Loss) Before Income Taxes	(726,777)	(1,313,258)
Income Tax Expense	-	-
Net Profit / (Loss)	$(726,777)	$(1,313,258)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	566,027,100	388,286,554

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Stockholders Equity
March 31, 2019
(unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued
Description	Shares	Amount	Shares	Amount	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
December 31, 2017	210,881,122	210,883	7,500	750,000	58,000	3,657,653	(8,789,717)	(4,113,180)

Shares issued for Note conversions	26,054,672	26,055	-	-	(58,000)	203,580		171,635
Shares issued for Services	13,800,000	13,800				59,340		73,140
Shares issued for cash	302,462,667	302,463				604,914		907,377
BCF on 939,500						532,383		532,383
Shares to be issued					18,000			18,000
Net Loss							(1,313,258)	(1,313,258)
March 31, 2018	553,198,461	553,201	7,500	750,000	18,000	5,057,870	(10,102,975)	(3,723,904)

BCF on 153K note						127,602		127,602

Net Loss							(298,142)	(298,142)
June 30, 2018	553,198,461	553,201	7,500	750,000	18,000	5,185,472	(10,401,117)	(3,894,444)

Shares issued for services	1,500,000	1,499			(18,000)	16,501	(2)	(2)
Net Loss							(155,382)	(155,382)
September 30, 2018	554,698,461	554,700	7,500	750,000	-	5,201,973	(10,556,501)	(4,049,828)

Shares to be issued for compensation					262,000			262,000
Shares issued for debt conversion	884,195	884				34,484		35,368
Net Loss							(1,043,234)	(1,043,234)
December 31, 2018	555,582,656	555,584	7,500	750,000	262,000	5,236,457	(11,599,735)	(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31,
(unaudited)

	2019	2018
Cash Flows from Operating Activities:
Net Profit / (Loss)	$(726,777)	$(1,313,258)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,763	11,831
Share based compensation	-	91,140
Loss on disposal of fixed assets	-	6,618
Financing fees	-	378,155
Change in Derivative Liability and Debt discount	253,576	161,752
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(54,359)	1,969
(Increase) decrease in inventory	(32,010)	13,805
(Increase) decrease in other assets	-	(33,869)
(Decrease) increase in accounts payable	89,435	(26,754)
Other (Decrease) increase in accrued expenses	118,195	50,555
Other (Decrease) increase in deferred revenue	14,750	-
Other (Decrease) increase in customer deposits	(6,585)	-
Net Cash Used In Operating Activities	(332,012)	(658,056)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	373	(5,034)
Payments on notes payable	-	(198,295)
Proceeds from notes payable	326,215	189,806
Stock issued for cash	-	907,377
Cash Flows Provided By Financing Activities	326,588	893,854

Net (Decrease) Increase in Cash and Cash Equivalents	(5,424)	235,798
Cash and Cash Equivalents at Beginning of Period	6,456	9,418
Cash and Cash Equivalents at End of Period	$1,032	$245,216

Supplemental Cashflow Information:
Interest Paid	$106,368	$85,893
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure

Shares issued for Services	$-	$91,140
Shares issued for Account payable paid in shares	$-	$-
Discount on derivatives	$138,000	$-
Shares issued for note conversions	$-	$171,635

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

General Electric acquired the rights and 16 global patents to the magnetic bearing technology from Calnetix in October of 2010 and further developed the next generation of the waste heat generators, which was ultimately acquired by Clean Energy Technologies from GE. We completed our production facility post the acquisition in October of 2016. We consolidated our legacy and HRS operations and began our production in early 2018. In early 2018 we engaged with a large institutional equity partner and closed our first round of funding. We are successfully executing on our business strategy by increasing our market presence and broadening our product portfolio in the heat to power markets. We’re continuing to design, build and ship products to Europe, US, Canada, South East Pacific regions and planned expansion into Asia. We are continuing to build a strong back log and pipeline of opportunities while developing the next disruptive heat to power generators with the support of our new equity partners.

General Business Overview

Headquartered in Costa Mesa, California, Clean Energy Technologies, (CETY) delivers power from heat and biomass with zero emission and low cost. We  design, produce and market clean energy products & integrated solutions focused on energy efficiency and environmental sustainability. Our principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. In addition CETY offers waste to energy (biomass) power plants using Biomass Power LTD highly developed (Step Grate Gasifier) multi-staged process integrated with CETY’s waste heat generators, delivering clean power that can be generated with low-NOx from a range of refused derived fuels (segregated waste), agricultural residues and energy crops. Our products saves fuel, reduces pollution and requires very little maintenance.

Clean Cycle II Heat Generator

Clean Energy Technologies, Inc. established a new CETY Europe Sales and Service Center in Silea (Treviso), Italy in December 2018. The service center includes a 24/7 Call Center, support Field Service Personnel, including remote access to the Waste Heat Generators and inventory spare parts to support the currently commissioned 65 Clean CycleTM installations in Europe. The service center will also provide support services for new European sales. CETY has identified substantial unmet market needs in many European countries including the United Kingdom, Germany, Italy, Ukraine, Croatia, Slovakia, Slovenia, Austria, Belarus and the Czech Republic.

The CETY Europe Sales and Service Center is the warranty and service hub for CETY’s Clean Cycle™ Heat Recovery Solutions (HRS) Waste Heat Generators. CETY purchased the patented HRS technology from General Electric in September 2015. The HRS System captures waste heat from a variety of sources such as Reciprocating Engines, Turbines, landfills, composting operations, water, or steam processes, and converts it into reliable electricity without requiring additional manpower, fuel or emissions. The CETY Europe Sales and Service Center will be well suited to handle any warranty and/or service issues.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,522,472 and an accumulated deficit of $(12,326,512) and a working capital deficit of $6,885,631 and a net loss of $726,777 for the three months ended March 31, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Management is taking the following steps to sustain profitability and growth:

Growth Strategy

Heat is energy and billions of dollars worth of heat is being wasted every year. There’s a huge global waste heat potential that’s untapped. It’s found at industrial facilities, high rise buildings, biomass plants, power generation & microgrid facilities.

Our growth strategy is to target the incentive and high energy cost markets within these segments. We are also leveraging our proven patented magnetic bearing turbine acquired from GE, with its 27 global patents, 100 installations and over 1M fleet operating hours to brand and market CETY worldwide. We are also forming long term partnership and licensing agreement with original equipment manufacturers, distributors and integrators within these markets to broaden the product portfolio, expanded market presence and scalability by offering Integrated Waste-to-Energy (Biomass) plants and Cogeneration engine heat recovery solutions.

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

We utilize both a direct sales force and global distribution group with expertise in heat recovery solutions and clean energy markets. We have also established relationships with integrators, consultant and project developers and integrated solution providers.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2019, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2018, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2019, are not necessarily indicative of results for the entire year ending December 31, 2019.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts.  Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2019, and December 31, 2018, we had a reserve for potentially un-collectable accounts of $57,000.  Five (5) customers accounted for approximately 94% of accounts receivable at March 31, 2019. Our trade accounts primarily represent unsecured receivables.  Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2019 and December 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle for our HRS and Cety Europe and clean energy revenue:

•Identify the contract with the customer

•Identify the performance obligations in the contract

•Determine the transaction price

•Allocate the transaction price to the performance obligations in the contract

•Recognize revenue when the company satisfies a performance obligation

We also collect deposits with our order. Our customer deposit are recognized as revenue when we have met the contractual obligations. The following is table summarizes the customer deposit activity for the quarter:

Customer Deposits as of December 31, 2018	365,815
Customer Deposits Invoiced and applied	(6,585)
New customer Deposits	-
Customer Deposits as of March 31, 2019	359,230

We Invoice the customer and the time of the contract and only recognize the revenue when the company satisfies a performance obligation. The following is table summarizes the deferred revenue activity for the quarter:

Deferred revenue December 31, 2018	33,000
Deferred revenue recognized in the Quarter	-
Additional deferred revenue added in the Quarter	14,750
Deferred revenue March 31, 2019	47,750

The following steps are applied to our contract manufacturing revenue:

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

The carrying amounts of the Company’s financial instruments as of December 31 2018 and March 31, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2019	$–	$–	$543,721	$543,721

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At March 31, 2019, we had outstanding common shares of 575,657,656 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at March 31, 2019 and 2018 were 566,027,100 and 388,286,554, respectively.  In addition, we had convertible notes, convertible into of additional common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended March 31, 2019 and 2018.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  The Company has three reportable segments: Clean Energy Technologies; Heat recovery solutions and our service center CETY Europe, which provides support services to our currently installed units in Europe. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	three months ended March 31,
	2019	2018
Net Sales
Clean Energy	151,633	149,515
Heat Recovery	25,448	22,876
Cety Europe	47,282	-
Total Sales	224,363	172,391

Segment income and reconciliation before tax
Clean Energy	25,141	7,232
Heat Recovery	17,835	21,455
Cety Europe	32,210	-
Total Segment income	75,186	28,687

Reconciling items
General and Administrative	(116,541)	(159,335)
Share Based Expense	-	(91,140)
Salaries	(203,303)	(194,062)

Rent	(82,034)	(70,979)
Financing Fees	-	(378,155)
Loss on disposal of fixed assets	-	(6,618)
Change in derivative liability	(159,733)	(273,178)
Interest expense	(240,352)	(168,468)
Net Loss before income tax	(726,777)	(1,313,248)

	March 31, 2019	March 31, 2018
Total Assets
Electronics Assembly	1,080,909	1,308,322
Clean Energy HRS	1,776,240	1,702,632
Cety Europe	30,150	-
	2,887,299	3,010,954

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the three months ended March 31, 2019 and 2018 we had $0 and $91,140 respectively, in share-based expense, due to the issuance of common stock.  As of March 31, 2019, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the three months ended March 31, 2019 using a Federal Tax Rate of 21%.

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

As of March 31, 2019, we had a net operating loss carry-forward of approximately $(3,183,654) and a deferred tax asset of approximately $668,567 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(668,567).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2019	December 31, 2018
Deferred Tax Asset	$ 668,567	$ 515,944
Valuation Allowance	(668,577)	(515,944)
Deferred Tax Asset (Net)	$ -	$ -

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

We are subject to taxation in the U.S. and the state of California. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2015.  The Company is current on its federal and state tax returns.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019.

•Update 2019-04—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

•Update 2019-01—Leases (Topic 842): Codification Improvements

•Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019.  The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2019	December 31, 2018
Accounts Receivable Trade	$ 836,204	$ 781,845
Less Reserve for uncollectable accounts	(57,000)	(57,000)
Accounts receivable - net	$ 779,204	$ 724,845

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2019	December 31, 2018
Raw Material	$947,270	$952,214
Work in Process	46,634	9,680
Total	993,904	961,894
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$743,904	$711,894

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2019	December 31, 2018
Capital Equipment	$1,342,794	$1,342,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,330,998)	(1,322,203)
Property and Equipment - Net	$87,232	$96,027

For the three months ended March 31, 2019 we recognized depreciation expense in the amount of $8,794 and for the three months ended March 31, 2019 we recognized depreciation expense in the amount of $8,862

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2019	December 31, 2018
Goodwill	$ 747,976	$ 747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(42,560)	(39,590)
Net Intangible Assets	$1,250,527	$ 1,253,497

Our Amortization Expense for the three months ended March 31, 2019 and 2018 was $2,969 and 2,969 respectively.

NOTE 7 – ACCRUED EXPENSES

	March 31, 2019	December 31, 2018

Accrued Wages	$302,567	$224,514
Accrued Interest	470,837	466,425
Accrued Interest Related party	159,323	123,394
Customer Deposit	359,230	365,815
Accrued Payable to GE - TSA	972,231	972,231
Accrued Rents and Moving Expenses	123,626	123,626
	$2,387,814	$2,276,005

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2019 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc).  Amounts outstanding under the agreement bear interest at the rate of 2.5% per month.  It is secured by the assets of the Company.  In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2019, the outstanding balance was $1,506,425.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures.  The note bears interest at the rate of 2.66% per annum.  The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2018 at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

On September 15, 2016, Meddy Sahebi, Chairman of our previous Board of Directors, advanced the Company $5,000.  There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time.  As of March 31, 2019 the outstanding balance was $5,000.

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

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020.

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

February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum.  It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On January 10, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020.

Subsequently on April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum.  It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

NOTE 9 – DERIVATIVE LIABILITIES

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model  with an expected volatility of 194% and a risk free interest rate of 2.54% The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	March 31, 2019	December 31, 2018

Outstanding Balance	$543,721	$245,988

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

Year	Lease Payment
2019	$152,806
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the Three months ended March 31, 2019 and 2018 was $82,034 and $70,979 respectively.

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

Warrants

Warrant Activity

As of March 31, 2019, and December 31, 2018 there were no outstanding warrants

Stock Options

As of March 31, 2019, and December 31, 2018 there were no outstanding stock options

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

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020.

NOTE 13 - WARRANTY LIABILITY

There was no change in our warranty liability for the three and three months ended March 31, 2019.

Our policy is to accrue 2% of revenue for warranty liability, however our experience has been low due to the claim experience that we feel that the current warranty accrual is sufficient.

NOTE 14 – SUBSEQUENT EVENTS

Subsequently on April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum.  It is not convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On April 30, 2019 our Board of Directors approved to increase the number of authorized shares of the Corporation’s common stock, par value $.001 per share from 800,000,000 to 2,000,000,000 shares. Although this has been approved, it is still pending shareholder approval and after filing the 14C it will not be effective until 20 days after that time.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

General Business Overview

Headquartered in Costa Mesa, California, Clean Energy Technologies, (CETY) delivers power from heat and biomass with zero emission and low cost. We  design, produce and market clean energy products & integrated solutions focused on energy efficiency and environmental sustainability. Our principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. In addition CETY offers waste to energy (biomass) power plants using Biomass Power LTD highly developed (Step Grate Gasifier) multi-staged process integrated with CETY’s waste heat generators, delivering clean power that can be generated with low-NOx from a range of refused derived fuels (segregated waste), agricultural residues and energy crops. Our products saves fuel, reduces pollution and requires very little maintenance.

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

Financial results

Working Capital

	March 31, 2019	December 31, 2018

Working Capital	$(6,885,631)	$(6,170,618)
Total Assets	3,859,422	2,818,119
Long term Debt	744,272	-
Stockholder Equity	$(5,522,472)	$(4,795,694)

Cash Flows

Clean Energy Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,
(unaudited)

	2019	2018
Net Cash provided / (Used) In Operating Activities	$(332,002)	$(658,056)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	326,578	893,854
Net (Decrease) Increase in Cash and Cash Equivalents	$1,032	$245,216

Capital Requirements for long-term Obligations

None.

Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Operating Revenues

The Company’s revenues were $224,363 for the three months ended March 31, 2019 compared to $174,391 for the same period in 2018. Our revenue increase was mainly due to the increase in the sales revenue in the Cety Europe Division.

Gross Profit

For the three months ended March 31, 2019, the Company’s gross profit was $75,186 compared to $28,677 for the same period in 2018. This increase was mainly due to the increase in the sales revenue in the Cety Europe Division.

Our gross profits could vary from period to period and is affected by a number of factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expenses were $116,541 compared to $159,335 for the same period in 2018. This increase was mainly due to the higher legal fees in 2018

Salaries Expense

For the three months ended March 31 2019, Salaries expenses were $203,303 Compared to $194,062 for the same period in 2018.

Facility Expense

For the three months ended March 31, 2019, Facility expenses were $82,034 compared to $70,979 for the same period in 2018. The increase was mainly due to the increase in the contractual lease payments.

Share based expense

For the three months ended March 31, 2019, share based expenses were $0 compared to $91,140 for the same period in 2018. The main reason for the change was no shares were issued for compensation in the three months ended March 31, 2019.

Change in Derivative Liability

For the three months ended March 31, 2019, we had a loss on derivative liability of $159,733 compared to $273,178 for the same period in 2018. The main reason for the change were less convertible notes issued  in the three months ended March 31, 2019.

Gain/(Loss) on disposition of assets

For the three months ended March 31, 2019, we had a loss on disposition of assets of $0 compared to $6,618 for the same period in 2018. The main reason for the change is we did not dispose of any assets  in the three months ended March 31, 2019

Financing Fees

For the three months ended March 31, 2019, we had a financing fees of $0 compared to $378,155 for the same period in 2018. This was mainly due to the discount taken on the conversion of our convertible notes into common stock.  In addition we paid off other convertible notes at a premium.

Interest Expense

For the three months ended March 31, 2019, Interest expenses were $240,352 compared to $168,468 for the same period in 2018.  This was mainly due to the increase in our notes and lines of credit payable.

Net Income (loss)

Our net loss for the three months ended March 31, 2019, was $726,777 compared with net loss of $1,313,258 for the three months ended March 31, 2018. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2019, the Company had total current assets of $1,751,991 compared to $1,443,195 at December 31, 2018.

At March 31, 2019, the Company had total current liabilities of $8,637,622 compared to $7,613,813 at December 31, 2018.

We had working capital deficit of $6,885,631 as of March 31, 2019 compared to $6,170,618 as of December 31, 2018,

Cashflow from Operating Activities

During the three months ended March 31, 2019, cash provided by (used in) operating activities was $(332,012) compared to $(658,056) for the three months ended March 31, 2018. The change was mainly due to the change in derivative liability and Financing fee expense.

Cashflow from Investing Activities

During the three months ended March 31, 2019 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2018. _

Cashflow from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activity was $326,588 compared to $893,854 provided during the three months ended March 31, 2018.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. The information set forth in these Reports could materially affect the Company’s business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Forms 10-K for the fiscal three months ended March 31, 2019.

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

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: May 14, 2019

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: May 14, 2019

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

Date: May 14, 2019