Form 10-Q/A
period 2019-03-31
Clean Energy Technologies, Inc.
filed 2019-05-23
CIK 1329606

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

As of May 14, 2019, there were 579,657,656 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Clean Energy Technologies, Inc. (the "Company") for the first quarter ended March 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 15, 2019, (the "Original Filing"), is being filed to include exhibits 3.11, 3.12, 3.21, 3.22, 10.98,10.99,10.100 and to correct a typo on the shares outstanding as of May 14, 2014 on the cover page from 575,657,656 to 579,657,656.

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

EXHIBIT

NUMBER                                         DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
10.98	Convertible promissory note dated December 13, 2018 with Power up Lending Group, Ltd in the amount of $83,000.
10.99	Convertible promissory note dated February 13, 2019 with Power up Lending Group, Ltd in the amount of $138,000.
10.100	Convertible promissory note dated April 9, 2019 with Power up Lending Group, Ltd in the amount of $53,000.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 21th day of May, 2019.

Clean Energy Technologies, Inc.

 ______________________________

 REGISTRANT

/s/ Kambiz Mahdi

___________________

By: Kambiz Mahdi

Chief Executive Officer

Date: May 23, 2019

/s/ John Bennett

___________________

By: John Bennett

Chief Financial Officer

Date: May 23, 2019

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

Date: May 23, 2019