Form 10-Q
period 2019-06-30
Clean Energy Technologies, Inc.
filed 2019-08-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	SIX MONTHS ENDED JUNE 30, 2019 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2019 period ended: June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

[  ]Yes [X] No

As of August 16, 2019, there were 748,657,656 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2019 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	June 30, 2019	December 31, 2018
	(Un-audited)	(audited)
Assets
Current Assets:
Cash	$960,328	$6,456
Accounts receivable - net	646,502	724,845
Inventory	767,530	711,894
Right of use asset - current	227,851	-
Total Current Assets	2,602,211	1,443,195
Property and Equipment - Net	78,438	96,027

Goodwill	747,976	747,976
License	354,322	354,322
Patents	145,261	151,199
Right of use asset - long term	689,246	-
Other Assets	25,400	25,400
Total Non Current assets	1,962,205	1,278,897
Total Assets	$4,642,854	$2,818,119

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$5,850
Accounts payable - trade	1,058,640	1,033,375
Accrued Expenses	1,854,988	1,786,796
Accrued Expenses Related party	192,494	123,394
Customer Deposits	309,230	365,815
Warranty Liability	100,000	100,000
Deferred Revenue	47,750	33,000
Derivative Liability	544,522	245,988
Lease Liability - current	227,851	-
Notes Payable - Current (net of discount)	3,053,265	2,775,090
Notes Payable - Current - Related Party	919,934	1,144,505
Total Current Liabilities	8,308,674	7,613,813
Long-Term Debt:
Lease Liability - long term	689,246	-
Net Long-Term Debt	689,246	-
Total Liabilities	8,997,920	7,613,813

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 6,500 and 7,500 outstanding respectively	650,000	750,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 580,157,656 and 555,582,656 shares issued and outstanding respectively	580,159	555,585
Shares to be issued	932,680	262,000
Additional paid-in capital	6,710,402	5,236,456
Accumulated deficit	(13,228,307)	(11,599,735)
Total Stockholders’ (Deficit)	(4,355,066)	(4,795,694)
Total Liabilities and Stockholders’ Deficit	$4,642,854	$2,818,119

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

For the three and six months ended June 30,

	three months ended June 30, 2019		six months ended June 30, 2019
	2019	2018	2019	2018
Sales	$104,168	$539,102	$328,531	$711,493
Cost of Goods Sold	62,055	189,244	211,232	332,958
Gross Profit	42,113	349,858	117,299	378,535

General and Administrative
General and Administrative expense	123,450	119,020	208,173	246,094
Salaries	204,564	154,663	407,867	348,725
Professional fees	66,669	66,765	70,685	88,058
Travel	58,305	14,666	86,107	25,634
Facility lease	80,818	68,346	162,852	139,325
Share Based Expense	-	-	-	91,140
Total Expenses	533,806	423,460	935,684	938,976
Net Profit / (Loss) From Operations	(491,693)	(73,602)	(818,385)	(560,441)

Change in derivative liability	54,803	56,841	(104,930)	(216,337)
Gain / (Loss) on disposition of assets	-	10,662	-	4,044
Financing Fees	-	-	-	(378,155)
Interest Expense	(404,905)	(292,043)	(645,257)	(460,511)
Net Profit / (Loss) Before Income Taxes	(841,795)	(298,142)	(1,568,572)	(1,611,400)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(841,795)	$(298,142)	$(1,568,572)	$(1,611,400)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	573,121,330	553,273,461	579,698,041	471,235,772

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Diluted weighted average number of common shares outstanding	573,121,330	553,273,461	579,698,041	471,235,772

Net Profit / (Loss) per common share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

June 30, 2019

(un audited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit Totals
December 31, 2017	210,881,122	210,883	7,500	750,000	58,000	3,657,653	(8,789,717)	(4,113,180)

Shares issued for Note conversions	26,054,672	26,055	-	-	(58,000)	203,580		171,635
Shares issued for Services	13,800,000	13,800				59,340		73,140
Shares issued for cash	302,462,667	302,463				604,914		907,377
BCF on 939,500						532,383		532,383
Shares to be issued					18,000			18,000
Net Loss							(1,313,258)	(1,313,258)
March 31, 2018	553,198,461	553,201	7,500	750,000	18,000	5,057,870	(10,102,975)	(3,723,904)

BCF on 153K note						127,602		127,602
Net Loss							(298,142)	(298,142)
June 30, 2018	553,198,461	553,201	7,500	750,000	18,000	5,185,472	(10,401,117)	(3,894,444)

Shares issued for services	1,500,000	1,499			(18,000)	16,501	(2)	(2)
Net Loss							(155,382)	(155,382)
September 30, 2018	554,698,461	554,700	7,500	750,000	-	5,201,973	(10,556,501)	(4,049,828)

Shares to be issued for compensation					262,000			262,000
Shares issued for debt conversion	884,195	884				34,484		35,368
Net Loss							(1,043,234)	(1,043,234)
December 31, 2018	555,582,656	555,584	7,500	750,000	262,000	5,236,457	(11,599,735)	(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

Shares to be issued	-	-	-	-	932,680	1,066,520	-	1,999,200
Shares from administrative hold	75,000	75	-	-	-	(75)	-	-
Shares issued for cash	500,000	500	-	-	-	9,500	-	10,000
Preferred shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Net Loss							(841,795)	(841,795)
June 30, 2019	580,157,656	580,159	6,500	650,000	932,680	6,710,402	(13,228,307)	(4,355,066)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30,

(un-audited)

	2019	2018
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(1,568,572)	$(1,611,400)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,527	27,968
Share based compensation	-	91,140
Loss on disposal of fixed assets	-	7,947
Financing fees	-	233,449
Change in Derivative Liability and Debt discount	466,066	379,960
Changes in assets and liabilities:
(Increase) decrease in right of use asset	(917,097)	-
(Increase) decrease in lease liability	917,097	-
(Increase) decrease in accounts receivable	78,343	(6,381)
(Increase) decrease in inventory	(55,636)	(19,885)
(Increase) decrease in other assets	-	-
(Decrease) increase in accounts payable	25,265	29,334
Other (Decrease) increase in accrued expenses	80,707	68,369
Other (Decrease) increase in accrued expenses -related party	(53,830)	(133,260)
Other (Decrease) increase in deferred revenue	14,750	-
Other (Decrease) increase in customer deposits	(56,585)	-
Net Cash Used In Operating Activities	(1,045,965)	(932,759)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(5,850)	(8,585)
Payments on notes payable	(458,000)	(198,296)
Proceeds from stock subscription	1,999,200	-
Proceeds from notes payable and lines of credit	454,487	418,855
Stock issued for cash	10,000	907,377
Cash Flows Provided By Financing Activities	1,999,837	1,119,351

Net (Decrease) Increase in Cash and Cash Equivalents	953,872	186,592
Cash and Cash Equivalents at Beginning of Period	6,456	9,418
Cash and Cash Equivalents at End of Period	$960,328	$196,010

Supplemental Cashflow Information:
Interest Paid	$217,878	$219,080
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for Services	$-	$91,140
Shares issued for preferred conversions	$80,000	$-
Shares issued for note conversions	$-	$237,192

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three months ended June 30, 2019, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2018, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of results for the entire year ending December 31, 2019.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2019, and December 31, 2018, we had a reserve for potentially un-collectable accounts of $57,000. Five (5) customers accounted for approximately 96% of accounts receivable at June 30, 2019. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2019, and December 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle for our HRS and Cety Europe and clean energy revenue:

●	Identify the contract with the customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when the company satisfies a performance obligation

We also collect deposits with our order. Our customer deposit are recognized as revenue when we have met the contractual obligations. The following is table summarizes the customer deposit activity for the six months ended June 30, 2019:

Customer Deposits as of December 31, 2018	$365,815
Customer Deposits applied	(56,585)
New customer Deposits	-
Customer Deposits as of June 30, 2019	$309,230

We Invoice the customer and the time of the contract and only recognize the revenue when the company satisfies a performance obligation. The following is table summarizes the deferred revenue activity for the six months ended June 30, 2019:

Deferred revenue December 31, 2018	$33,000
Deferred revenue recognized in the Six months ended June 30, 2019	-
Additional deferred revenue added in the Six months ended June 30, 2019	14,750
Deferred revenue June 30, 2019	$47,750

The following steps are applied to our contract manufacturing revenue:

●	We generate a quotation
●	We receive Purchase orders from our customers.
●	We build the product to their specification
●	We invoice at the time of shipment
●	The terms are typically Net 30 days

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31 2018 and June 30, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2019	$–	$–	$544,522	$544,522

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2019, we had outstanding common shares of 580,157,656 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at June 30, 2019 and 2018 were 579,698,041 and 471,235,772, respectively. In addition, we had convertible notes and convertible preferred shares, convertible into of additional common shares of approximately 613 million shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive we also had an adjustment to retained earnings of $60,000 due to the inducement on the conversion of preferred shares.

Research and Development

We had no amounts of research and development expense during the three months ended June 30, 2019 and 2018.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has three reportable segments: Clean Energy Technologies; Heat recovery solutions and our service center CETY Europe, which provides support services to our currently installed units in Europe. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	Six months ended June 30,
	2019	2018
Net Sales
Electronics Assembly	$226,206	$319,399
Clean Energy HRS	46,137	392,094
Cety Europe	56,188	-
Total Sales	328,531	711,493

Segment income and reconciliation before tax
Electronics Assembly	38,720	105,259
Clean Energy HRS	37,463	273,276
Cety Europe	41,116	-
Total Segment income	117,299	378,535

Reconciling items
General and Administrative expense	(208,173)	(409,717)
Salaries	(407,867)	(348,725)
Professional fees	(70,685)	(88,058)
Travel	(86,107)	(25,634)
Facility lease	(162,852)	(139,325)
Share Based Expense	-	(91,140)
Change in derivative liability	(104,930)	(216,337)
Gain / (Loss) on disposition of assets	-	4,044
Financing fees	-	(378,155)
Interest expense	(645,257)	(460,511)
Net Loss before income tax	$(1,568,572)	$(1,611,400)

	June 30, 2019	June 30, 2018
Total Assets
Electronics Assembly	$2,728,606	$1,303,343
Clean Energy HRS	1,884,847	1,649,116
Cety Europe	29,401	-
	$4,642,854	$2,952,459

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

We re-evaluate the assumptions used to value our share-based awards on a six months ended June 30, 2019 basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended June 30, 2019 and 2018 we had $0 and $91,140 respectively, in share-based expense, due to the issuance of common stock. As of June 30, 2019, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the three months ended June 30, 2019 using a Federal Tax Rate of 21%.

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

As of June 30, 2019, we had a net operating loss carry-forward of approximately $(3,988,042) and a deferred tax asset of approximately $837,489 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(837,489). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2019	December 31, 2018
Deferred Tax Asset	$837,489	$515,944
Valuation Allowance	(837,489)	(515,944)
Deferred Tax Asset (Net)	$-	$-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,355,066 and an accumulated deficit of $(13,228,307) and a working capital deficit of $5,706,463 and a net loss of $1,568,572 for the six months ended June 30, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company is reviewing the effects of following recent updates. The Company has no expectation that any of these items will have a material effect upon the financial statements.

●	Update 2019-04—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

●	Update 2019-01—Leases (Topic 842): Codification Improvements

●	Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

●	Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

●	Update 2018-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

●	Update 2018-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

●	Update 2018-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

●	Update 2018-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2017 EITF Meetings (SEC Update)

●	Update 2018-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate and the company is utilizing the transition relief and “running off” on current leases.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2019	December 31, 2018
Accounts Receivable Trade	$703,502	$781,845
Less Reserve for uncollectable accounts	(57,000)	(57,000)
Accounts receivable - net	$646,502	$724,845

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2019	December 31, 2018
Raw Material	$946,559	$952,214
Work in Process	70,971	9,680
Total	1,017,530	961,894
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$767,530	$711,894

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2019	December 31, 2018
Capital Equipment	$1,342,794	$1,342,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,339,792)	(1,322,203)
Property and Equipment - Net	$78,438	$96,027

For the six months ended June 30, 2019 we recognized depreciation expense in the amount of $17,586 and for the three months ended June 30, 2019 we recognized depreciation expense in the amount of $8,793

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2019	December 31, 2018
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(45,528)	(39,590)
Net Intangible Assets	$1,247,559	$1,253,497

Our Amortization Expense for the three months ended June 30, 2019 and 2018 was $2,969 and 2,969 respectively.

NOTE 7 – ACCRUED EXPENSES

	June 30, 2019	December 31, 2018

Accrued Wages	$209,570	$224,514
Accrued Interest	549,560	466,425
Accrued Interest Related party	192,495	123,394
Customer Deposit	309,230	365,815
Accrued Payable to GE - TSA	972,231	972,231
Accrued Rents and Moving Expenses	123,626	123,626
	$2,356,712	$2,276,005

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2019 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2019, the outstanding balance was $1,506,425.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal six months ended June 30, 2019 installments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2018 at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

On September 15, 2016, Meddy Sahebi, Chairman of our previous Board of Directors, advanced the Company $5,000. There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time. As of June 30, 2019 the outstanding balance was $5,000.

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019. On May 28, 2019 this note was paid in full.

On September 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $100,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of September 21, 2019. On May 28, 2019 this note was paid in full.

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

On April 15, 2019 we received an advance from an un-related party for $40,000, this advance has no interest rate or repayment terms.

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

On December 13, 2018 we entered into a convertible note payable for $83,000, with a maturity date of December 13, 2019, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On May 28, 2019 this note was paid in full.

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

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

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

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility of 163% and a risk free interest rate of 2.09% The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	June 30, 2019	December 31, 2018

Outstanding Balance	$544,522	$245,988

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

Year	Lease Payment
2019	$101,870
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our Rent expense including common area maintenance for the three months ended June 30, 2019 and 2018 was $80,818 and $68,346 respectively and for the six months ended June 30, 2019 and 2018 was $162,852 and $139,325 respectively.

Per FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019.  We have recorded a right of use asset of $917,097 and a corresponding lease liability of $917,097.

Severance Benefits

Effective at December 31, 2018, Mr. Bennett, was entitled to receive in the event of his termination without cause a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder of his employment period or two (2) years, whichever is greater.

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

On , 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to 10,000,000. The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2017.

On August 28, 2018, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 800,000,000. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2018

On April 30, 2019, by written consent, in lieu of a meeting of the stockholders; our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 2,000,000,000. The amendment effecting the increase in our authorized capital was filed and effective on July 23, 2019

Common Stock Transactions

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

In the first quarter of 2019, we signed agreements to issue 4,000,000 shares of common stock valued at $.015 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued. We also recorded a $60,000 inducement fee to account for the difference in the fair value which we offset to retained earnings.

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

During the quarter ended June 30, 2019 we returned 75,000 from an administrative hold due to the fact that we cannot locate the recipients to the replaced shares.

On June 10, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Subsequently on July 18, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2018, there were 580,157,656 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

In the first quarter of 2019, we signed agreements to issue 4,000,000 shares of common stock valued at $.015 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued. We also recorded a $60,000 inducement fee to account for the difference in the fair value which we offset to retained earnings. We also reclassed 200 preferred valued at $20,000, which were previously recorded as converted preferred dividends.

Warrants

Warrant Activity

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. Of the $1,999,200 purchase price, we valued the warrants portion at 1,066,520 and booked this amount to additional paid in capital.

On June 10, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Subsequently on July 18, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2018	-	$-	-	$-
Issued	168,500,000	$0.04	168,500,000	$0.04
Exercised	-	-	-
Expired	-	-	-	-
Outstanding June 30, 2019	168,500,000	$0.04	168,500,000	$0.04

Stock Options

As of June 30, 2019, and December 31, 2018 there were no outstanding stock options

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

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019. On May 28, 2019 this note was paid in full.

On September 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $100,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of September 21, 2019. On May 28, 2019 this note was paid in full.

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

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. Of the $1,999,200 purchase price, we valued the warrants portion at 1,066,520 and booked this amount to additional paid in capital.

Note 13 - Warranty Liability

There was no change in our warranty liability for the three and three months ended June 30, 2019.

Our policy is to accrue 2% of revenue for warranty liability, however our experience has been low due to the claim experience that we feel that the current warranty accrual is reasonable.

NOTE 14 – SUBSEQUENT EVENTS

On July 19, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On April 30, 2019, by written consent, in lieu of a meeting of the stockholders; our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 2,000,000,000. The amendment effecting the increase in our authorized capital was filed and effective on July 23, 2019.

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. Of the $1,999,200 purchase price, we valued the warrants portion at 1,066,520 and booked this amount to additional paid in capital. These shares were issued on August 15, 2019.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Description of the Company

We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc.  We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We manufactured electronics and provided services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products.  On September 11, 2015 Clean Energy HRS, or “CE HRS”, our wholly owned subsidiary acquired the assets of Heat Recovery Solutions from General Electric International. In November 2015, we changed our name to Clean Energy Technologies, Inc.  Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626

We design, build and deliver power from industrial heating systems and biomass sources to produce environmentally friendly energy at competitive prices using our Clean CycleTM  heat generators acquired from General Electric International. Our initial principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. The Clean CycleTM  saves fuel, reduces pollution and requires very little maintenance.

Business Overview

General

The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative (“SG&A”) infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality.

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,355,066 and an accumulated deficit of $(13,228,307) and a working capital deficit of $5,706,463 and a net loss of $1,568,572 for the six months ended June 30, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Results of Operations

Results for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Working Capital

	June 30, 2019	December 31, 2018
Working Capital	$(5,706,463)	$(6,170,618)
Total Assets	4,617,062	2,818,119
Long term Debt	663,454	-
Stockholder Equity	$(4,355,066)	$(4,795,694)

Cash Flows

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30,

(unaudited)

	2019	2018
Net Cash provided / (Used) In Operating Activities	$(1,045,965)	$(932,759)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	1,999,837	1,119,351
Net (Decrease) Increase in Cash and Cash Equivalents	$953,872	$186,592

Capital Requirements for long-term Obligations

None.

Operating Revenues

The Company’s revenues were $104,168 for the three months ended June 30, 2019 compared to $539,102 for the same period in 2018. Our revenue decrease was mainly due to the decrease in the sales revenue in our HRS Division. Although we had orders due to ship in the six months ended June 30, 2019, our customer reconfigured their order and pushed the shipment out.

The Company’s revenues were $328,531 for the six months ended June 30, 2019 compared to $711,493 for the same period in 2018. Our revenue decrease was mainly due to the decrease in the sales revenue in our HRS Division.

Although we had orders due to ship in the second six months ended June 30, 2019, our customer reconfigured their requirement

Gross Profit

For the three months ended June 30, 2019, the Company’s gross profit was $42,113 compared to $349,858 for the same period in 2018. This decrease was mainly due to the decrease in the sales revenue referenced above.

For the six ended June 30, 2019, the Company’s gross profit was $117,299 compared to $378,535 for the same period in 2018. This decrease was mainly due to the decrease in the sales revenue referenced above.

Our gross profits could vary from period to period and is affected by several factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses were $123,450 compared to $119,020 for the same period in 2018. This remained relatively unchanged.

For the six months ended June 30, 2019, general and administrative expenses were $208,173 compared to $246,094 for the same period in 2018. This decrease was mainly due to a decrease in depreciation and consulting.

Salaries Expense

For the three months ended June 30, 2019, Salaries expenses were $204,564 Compared to $154,663 for the same period in 2018. This increase was mainly due to the additional salary from the start up of the Cety Europe Division. In addition, we added a person to the procurement department.

For the six months ended June 30, 2019, Salaries expenses were $407,867 Com5ared to $348,725 for the same period in 2018. This increase was mainly due to the additional salary from the startup of the Cety Europe Division. In addition, we added a person to the procurement department.

Professional Fees

For the three months ended June 30, 2019, professional fees expenses were $66,669 Compared to $66,765 for the same period in 2018. This remained relatively unchanged.For the six months ended June 30, 2019, professional fees were $70,685 Compared to $88,058 for the same period in 2018. This decrease was mainly due to the decrease in legal fees associated with Megawell transaction in the first six months ended June 30, 2019 of 2018.

Travel expense

For the three months ended June 30, 2019, Travel Expense expenses were $58,305, Compared to $14,666 for the same period in 2018. This increase was mainly due to travel expenses associated with the commissioning of the Marshal Island project.

For the six months ended June 30, 2019, Travel expenses were $86,107 Compared to $25,634 for the same period in 2018. This increase was mainly due to travel expenses associated with the commissioning of the Marshal Island project and additional travel associated with the Cety Europe subsidiary.

Facility Expense

For the three months ended June 30, 2019, Facility expenses were $80,818 compared to $68,346 for the same period in 2018. The increase was mainly due to the increase in the contractual lease payments.

For the six months ended June 30, 2019, Facility expenses were $162,852 compared to $139,325 for the same period in 2018. The increase was mainly due to the increase in the contractual lease payments

Share based expense

For the three months ended June 30, 2019, share based expenses were $0 compared to $0 for the same period in 2018.

For the six months ended June 30, 2019, share based expenses were $0 compared to $91,140 for the same period in 2018. The main reason for the change was no shares were issued for compensation in the six months ended June 30, 2019.

Change in Derivative Liability

For the three months ended June 30, 2019, we had a gain on derivative liability of $54,803 compared to $56,841 for the same period in 2018.

For the six months ended June 30, 2019, we had a loss on derivative liability of $(104,930) compared to $(216,337) for the same period in 2018.

Gain/(Loss) on disposition of assets

For the three months ended June 30, 2019, we had a loss on disposition of assets of $0 compared to $10,662 for the same period in 2018. The main reason for the change is we did not dispose of any assets in the three months ended June 30, 2019.

For the six months ended June 30, 2019, we had a loss on disposition of assets of $0 compared to $4,044 for the same period in 2018. The main reason for the change is we did not dispose of any assets in the six months ended June 30, 2019.

Financing Fees

For the three months ended June 30, 2018, we had a financing fees of $0 compared to $0 for the same period in 2017.

For the six months ended June 30, 2018, we had a financing fees of $0 compared to $378,155 for the same period in 2017. This was mainly due to the discount taken on the conversion of our convertible notes into common stock during the first six months ended June 30, 2019 of 2018 and paid off convertible notes at a premium in the same period.

Interest Expense

For the three months ended June 30, 2019, Interest expenses were $404,905 compared to $292,043 for the same period in 2018. This was mainly due to the increase in our notes and lines of credit payable.

For the six months ended June 30, 2019, Interest expenses were $645,257 compared to $460,511 for the same period in 2018. This was mainly due to the increase in our notes and lines of credit payable.

Net Income (loss)

Our net loss for the three months ended June 30, 2019, was $841,795 compared with net loss of $298,142 for the three months ended June 30, 2018. The net loss is influenced by the matters discussed above.

Our net loss for the six months ended June 30, 2019, was $1,568,572 compared with net loss of $1,611,400 for the three months ended June 30, 2018. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2019, the Company had total current assets of $2,602,211 compared to $1,443,195 at December 31, 2018.

At June 30, 2019, the Company had total current liabilities of $8,308,674 compared to $7,613,813 at December 31, 2018.

We had working capital deficit of $5,706,463 as of June 30, 2019 compared to $6,170,618 as of December 31, 2018,

Cashflow from Operating Activities

During the six months ended June 30, 2019, cash provided by (used in) operating activities was $(1,045,965) compared to $(932,759) for the three months ended June 30, 2018. The change was mainly due to the change in derivative liability and Financing fee expense.

Cashflow from Investing Activities

During the six months ended June 30, 2019 cash used in investing activities was $0 compared to $0 for the six months ended June 30, 2018.

Cashflow from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activity was $1,999,837 compared to $1,119,351 provided during the six months ended June 30, 2018.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On June 10, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Subsequently on July 18, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

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

Item 3. Defaults upon Senior Securities

We are currently in default on the payment of $1,200,000, to the balance of the purchase price pursuant to our asset purchase agreement with General Electric International, due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid.

We are also in default of $187,285 payments of principal and interest on our notes payable to Cybernaut Zfounder Ventures.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Six months ended June 30, 2019 Report on Form 10-Q are included, or incorporated by reference, in this Six months ended June 30, 2019 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 19th day of August, 2019.

Clean Energy Technologies, Inc.
REGISTRANT

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date:	August 19, 2019

By:	/s/ John Bennett
John Bennett
Chief Financial Officer

Date:	August 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

By:	/s/ Kambiz Mahdi	Chief Executive Officer and Director
	Kambiz Mahdi	(principal executive officer)

Date:	August 19, 2019