Form 10-Q
period 2019-09-30
Clean Energy Technologies, Inc.
filed 2019-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	NINE MONTHS ENDED SEPTEMBER 30, 2019 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

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

As of November 14, 2019, there were 748,907,656 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2019 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(Un-audited)	(audited)
	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash	$179,855	$6,456
Accounts receivable - net	661,425	724,845
Inventory	790,789	711,894
Total Current Assets	1,632,069	1,443,195
Property and Equipment - Net	75,644	96,027

Goodwill	747,976	747,976
License	354,322	354,322
Patents	142,291	151,199
Right of use Operating asset - long term	872,817	-
Other Assets	25,400	25,400
Total Non Current assets	2,142,806	1,278,897
Total Assets	$3,850,519	$2,818,119

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$5,850
Accounts payable - trade	1,097,429	1,033,375
Accrued Expenses	1,860,477	1,786,796
Accrued Expenses Related party	220,667	123,394
Customer Deposits	309,230	365,815
Warranty Liability	100,000	100,000
Deferred Revenue	47,750	33,000
Derivative Liability	253,781	245,988
Lease Liability - current	197,055	-
Notes Payable - Current (net of discount)	3,083,998	2,775,090
Notes Payable - Current - Related Party	996,173	1,144,505
Total Current Liabilities	8,166,559	7,613,813
Long-Term Debt:
Lease Liability - long term	682,714	-
Net Long-Term Debt	682,714	-
Total Liabilities	8,849,273	7,613,813

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 6,500 and 7,500 outstanding respectively	650,000	750,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 748,657,656 and 555,582,656 shares issued and outstanding respectively	748,659	555,585
Shares to be issued	5,000	262,000
Additional paid-in capital	7,484,581	5,236,456
Accumulated deficit	(13,886,994)	(11,599,735)
Total Stockholders’ (Deficit)	(4,998,754)	(4,795,694)
Total Liabilities and Stockholders’ Deficit	$3,850,519	$2,818,119

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

For the three and nine months ended September 30,

(Un-Audited)

	three months ended September 30,		nine months ended September 30,
	2019	2018	2019	2018
Sales	$126,546	$532,137	$455,077	$1,243,630
Cost of Goods Sold	81,361	226,556	292,593	559,514
Gross Profit	45,185	305,581	162,484	684,116

General and Administrative
General and Administrative expense	130,940	98,909	330,788	302,349
Salaries	209,954	192,409	617,821	541,134
Professional fees	28,186	20,786	98,871	108,844
Travel	113,492	30,301	199,599	66,969
Consulting	34,475	18,125	42,800	53,157
Facility lease	80,863	68,346	243,715	207,671
Share Based Expense	-	-	-	91,140
Total Expenses	597,910	428,876	1,533,594	1,371,264
Net Profit / (Loss) From Operations	(552,725)	(123,295)	(1,371,110)	(687,148)

Change in derivative liability	290,741	221,395	185,811	5,058
Gain / (Loss) on disposition of assets	-	-	-	7,456
Financing Fees	-	-	-	(378,155)
Interest Expense	(396,704)	(253,482)	(1,041,961)	(713,994)
Net Profit / (Loss) Before Income Taxes	(658,688)	(155,382)	(2,227,260)	(1,766,783)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(658,688)	$(155,382)	$(2,227,260)	$(1,766,783)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	666,391,352	553,354,983	604,602,711	498,909,645

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

September 30, 2019

(Un-Audited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stockholders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2017	210,881,122	210,883	7,500	750,000	58,000	3,657,653	(8,789,717)	(4,113,180)

Shares issued for Note conversions	26,054,672	26,055	-	-	(58,000)	203,580		171,635
Shares issued for Services	13,800,000	13,800				59,340		73,140
Shares issued for cash	302,462,667	302,463				604,914		907,377
BCF on 939,500						532,383		532,383
Shares to be issued					18,000			18,000
Net Loss							(1,313,258)	(1,313,258)
March 31, 2018	553,198,461	553,201	7,500	750,000	18,000	5,057,870	(10,102,975)	(3,723,904)

BCF on 153K note						127,602		127,602
Net Loss							(298,142)	(298,142)
June 30, 2018	553,198,461	553,201	7,500	750,000	18,000	5,185,472	(10,401,117)	(3,894,444)

Shares issued for services	1,500,000	1,499			(18,000)	16,501	(2)	(2)
Net Loss							(155,382)	(155,382)
September 30, 2018	554,698,461	554,700	7,500	750,000	-	5,201,973	(10,556,501)	(4,049,828)

Shares to be issued for compensation					262,000			262,000
Shares issued for debt conversion	884,195	884				34,484		35,368
Net Loss							(1,043,234)	(1,043,234)
December 31, 2018	555,582,656	555,584	7,500	750,000	262,000	5,236,457	(11,599,735)	(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

Shares to be issued	-	-	-	-	932,680	1,066,520	-	1,999,200
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Shares issued for cash	500,000	500	-	-	-	9,500	-	10,000
Prefered shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Net Loss							(841,795)	(841,795)
June 30, 2019	580,157,656	580,159	6,500	650,000	932,680	6,710,402	(13,228,307)	(4,355,066)

Shares to be issued	168,000,000	168,000			(932,680)	764,680		-
Shares issued for cash	500,000	500				9,500		10,000
Subscriptions Received		-			5,000	-		5,000
Net Loss							(658,688)	(658,688)
September 30, 2019	748,657,656	748,659	6,500	650,000	5,000	7,484,582	(13,886,995)	(4,998,754)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30,

(Un-Audited)

	2019	2018
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(2,227,260)	$(1,766,783)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	35,291	40,713
Share based compensation	-	91,140
Gain on disposal of fixed assets	-	7,456
Financing fees	-	233,450
Change in Derivative Liability and Debt discount	260,582	285,078
Changes in assets and liabilities:
(Increase) decrease in Right of use asset	(872,817)	-
(Increase) decrease in Right of use Liability	879,769	-
(Increase) decrease in accounts receivable	63,420	(299,326)
(Increase) decrease in inventory	(78,895)	64,482
(Decrease) increase in accounts payable	64,054	34,132
Other (Decrease) increase in accrued expenses	73,681	62,584
Other (Decrease) increase in accrued expenses -related party	97,273	-
Other (Decrease) increase in deferred revenue	14,750	-
Other (Decrease) increase in customer deposits	(56,585)	-
Net Cash Used In Operating Activities	(1,746,737)	(1,247,074)

Cash Flows from Investing Activities
Purchase property plant and equipment	(6,000)	-
Cash Flows Used In Investing Activities	(6,000)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(5,850)	(10,863)
Payments on notes payable	(596,000)	(198,296)
Proceeds from notes payable and lines of credit	503,786	569,946
Stock issued for cash	2,024,200	907,377
Cash Flows Provided By Financing Activities	1,926,136	1,268,164

Net (Decrease) Increase in Cash and Cash Equivalents	173,399	21,090
Cash and Cash Equivalents at Beginning of Period	6,456	9,418
Cash and Cash Equivalents at End of Period	$179,855	$30,508

Supplemental Cashflow Information:
Interest Paid	$475,966	$215,785
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for Services	$-	$91,140
Shares issued for preferred conversions	$80,000	$-
Shares issued for note conversions	$-	$171,635

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2019, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2018, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of results for the entire year ending December 31, 2019.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2019, and December 31, 2018, we had a reserve for potentially un-collectable accounts of $57,000. Five (5) customers accounted for approximately 96% of accounts receivable at September 30, 2019. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2019, and December 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle for our HRS and Cety Europe and clean energy revenue:

●Identify the contract with the customer

●Identify the performance obligations in the contract

●Determine the transaction price

●Allocate the transaction price to the performance obligations in the contract

●Recognize revenue when the company satisfies a performance obligation

We also collect deposits with our order. Our customer deposit are recognized as revenue when we have met the contractual obligations. The following is table summarizes the customer deposit activity for the nine months ended September 30, 2019:

Customer Deposits as of December 31, 2018	$365,815
Customer Deposits applied	(56,585)
New customer Deposits	-
Customer Deposits as of September 30, 2019	$309,230

We Invoice the customer at the time of the contract and only recognize the revenue when the company satisfies a performance obligation. The following is table summarizes the deferred revenue activity for the nine months ended September 30, 2019:

Deferred revenue December 31, 2018	$33,000
Deferred revenue recognized in the Nine months ended September 30, 2019	-
Additional deferred revenue added in the Nine months ended September 30, 2019	14,750
Deferred revenue September 30, 2019	$47,750

The following steps are applied to our contract manufacturing revenue:

●We generate a quotation

●We receive Purchase orders from our customers.

●We build the product to their specification

●We invoice at the time of shipment

●The terms are typically Net 30 days

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31 2018 and September 30, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2019	$–	$–	$253,781	$253,781

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2019, we had outstanding common shares of 748,657,656 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at September 30, 2019 and 2018 were 604,602,711 and 498,909,645, respectively. In addition, we had convertible notes and convertible preferred shares, convertible into of additional common shares of approximately 613 million shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive we also had an adjustment to retained earnings of $60,000 due to the inducement on the conversion of preferred shares.

Research and Development

We had no amounts of research and development expense during the three months ended September 30, 2019 and 2018.

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

Selected Financial Data:

	Nine months ended September 30
	2019	2018
Net Sales
Electronics Assembly	344,905	484,156
Clean Energy HRS	46,662	759,474
Cety Europe	64,035	-
Total Sales	455,077	1,243,630

Segment income and reconciliation before tax
Electronics Assembly	78,314	99,817
Clean Energy HRS	37,463	584,299
Cety Europe	46,707	-
Total Segment income	162,484	684,116

Reconciling items
General and Administrative expense	(330,788)	(302,349)
Salaries	(617,821)	(541,134)
Professional fees	(98,871)	(108,844)
Travel	(199,599)	(66,969)
Consulting	(42,800)	(53,157)
Facility lease	(243,715)	(207,671)
Share Based Expense	-	(91,140)
Change in derivative liability	185,811	5,058
Gain / (Loss) on disposition of assets	-	7,456
Financing fees	-	(378,155)
Interest expense	(1,041,961)	(713,994)
Net Loss before income tax	(2,227,260)	(1,766,783)

	September 30, 2019	September 30, 2018
Total Assets
Electronics Assembly	2,116,907	1,064,325
Clean Energy HRS	1,717,316	1,918,955
Cety Europe	16,296	-
	3,850,519	2,983,280

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

We re-evaluate the assumptions used to value our share-based awards on a nine months ended September 30, 2019ly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended September 30, 2019 and 2018 we had $0 and $91,140 respectively, in share-based expense, due to the issuance of common stock. As of September 30, 2019, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the three months ended September 30, 2019 using a Federal Tax Rate of 21%.

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

As of September 30, 2019, we had a net operating loss carry-forward of approximately $(4,646,730) and a deferred tax asset of approximately $975,813 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(975,813). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2019	December 31, 2018
Deferred Tax Asset	$975,813	$515,944
Valuation Allowance	(975,813)	(515,944)
Deferred Tax Asset (Net)	$-	$-

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

This resulted in a change in control, which limited the net operating loss carryforward to that date forward.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,007,979 and an accumulated deficit of $(13,896,219) and a working capital deficit of $6,353,612 and a net loss of $2,236,484 for the nine months ended September 30, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

NOTE 2– RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2019	December 31, 2018
Accounts Receivable Trade	$718,425	$781,845
Less Reserve for uncollectable accounts	(57,000)	(57,000)
Accounts receivable - net	$661,425	$724,845

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2019	December 31, 2018
Raw Material	$947,349	$952,214
Work in Process	93,440	9,680
Total	1,040,789	961,894
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Total Inventory	$790,789	$711,894

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2019	December 31, 2018
Capital Equipment	$1,348,794	$1,342,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,348,586)	(1,322,203)
Property and Equipment - Net	$75,644	$96,027

For the nine months ended September 30, 2019 we recognized depreciation expense in the amount of $17,586 and for the three months ended September 30, 2018 we recognized depreciation expense in the amount of $8,793

For the nine months ended September 30, 2018 we recognized depreciation expense in the amount of $31,085 and for the three months ended September 30, 2018 we recognized depreciation expense in the amount of $9,285

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2019	December 31, 2018
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(48,498)	(39,590)
Net Intangible Assets	$1,244,589	$1,253,497

Our Amortization Expense for the three months ended September 30, 2019 and 2018 was $2,969 and 2,969 respectively.

Our Amortization Expense for the nine months ended September 30, 2019 and 2018 was $2,969 and 2,969 respectively.

NOTE 7 – ACCRUED EXPENSES

	September 30, 2019	December 31, 2018

Accrued Payroll	$187,715	$224,514
Accrued Interest	576,905	466,425
Accrued Interest Related party	220,667	123,394
Customer Deposit	309,230	365,815
Accrued Payable to GE - TSA	972,231	972,231
Accrued Rents and Moving Expenses	123,625	123,626
	$2,390,373	$2,276,005

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2019 the outstanding balance was $38,500.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2019, the outstanding balance was $1,590,300.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal nine months ended September 30, 2019ly installments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2018 at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

On September 15, 2016, Meddy Sahebi, Chairman of our previous Board of Directors, advanced the Company $5,000. There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time. As of September 30, 2019, the outstanding balance was $5,000.

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

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default.

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

On August 17, 2017 we entered into a convertible note payable for $68,000, with a maturity date of May 30, 2018, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-eight percent (58%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On July 25, 2017 we entered into a convertible note payable for $103,000, with a maturity date of April 25, 2018, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of sixty percent (60%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the twenty (20) Trading Days immediately preceding the date of conversion. This note was paid in full on February 15, 2018

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares.

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

On December 13, 2018 we entered into a convertible note payable for $83,000, with a maturity date of December 13, 2019, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On May 28, 2019 this note was paid in full.

February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion.

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. Subsequently that note was paid in full on October 10, 2019

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility of 99% and a risk-free interest rate of 1.78% The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:

	September 30, 2019	December 31, 2018

Outstanding Balance	$253,781	$245,988

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

Year	Lease Payments
2019	$50,935
2020	$241,884
2021	$249,132
2022	$256,608
2023	$176,208
Total Lease Payments	$974,767
Imputed Interest	$(94,998)
Lease Liability	$879,769

Our Rent expense including common area maintenance for the three months ended September 30, 2019 and 2018 was $80,863 and $68,346 respectively and for the nine months ended September 30, 2019 and 2018 was $243,715 and $207,671 respectively.

Per FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. We have recorded a right of use asset of $872,817 and a corresponding lease liability of $879,769. the Company utilized the modified retrospective approach upon adoption and disclose the total lease asset/liability of 972,123 and 972,123. Also note that the Company has elected to utilize the available practical expedient packages which allows for usage of the historical lease classifications for leases existing at the transition date, and no material transition adjustments were recognized. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. We utilized a 5% discount rate and was calculated using the average of our standard borrowing rate.

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

In the first quarter of 2019, we signed agreements to issue 4,000,000 shares of common stock valued at $.015 for a total value of $60,000 for the conversion of 800 preferred series D shares , which were subsequently issued. We also recorded a $60,000 inducement fee to account for the difference in the fair value which we offset to retained earnings.

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock was issued to MGWI on August 15, 2019. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

During the quarter ended June 30, 2019 we returned 75,000 from an administrative hold due to the fact that we cannot locate the recipients to the replaced shares.

On June 10, 2019 we sold 500,00 units for for cash at $.02 per unit to an accredited investor for an aggregate price of $10,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On July 18, 2019 we sold 500,00 units for for cash at $.02 per unit to an accredited investor for an aggregate price of $10,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On September 19, 2019 we entered into a stock purchase agreement for 250,00 units for cash at $.02 per unit to an accredited investor for an aggregate price of $5,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were included in the shares to be issued as of September 30, 2019 and were subsequently issued on October 15, 2019.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2019, there were 748,657,656 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

Warrant Activity

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock was issued to MGWI on August 15, 2019. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On June 10, 2019 we sold 500,00 units for for cash at $.02 per unit to an accredited investor for an aggregate price of $10,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On July 18, 2019 we sold 500,00 units for for cash at $.02 per unit to an accredited investor for an aggregate price of $10,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Subsequently on October 15, 2019 we issued 250,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $250,000 in a private sale. We also issued 250,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2018	-	$ -	-	$-
Issued	169,000,000	$0.04	169,000,000	$0.04
Exercised	-	-	-
Expired	-	-	-	-
Outstanding September 30, 2019	169,000,000	$0.04	169,000,000	$0.04

Stock Options

As of September 30, 2019, and December 31, 2018 there were no outstanding stock options

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

On September 15, 2017 Meddy Sahebi Chairman of our Board of Directors advanced the Company $5,000. There were no specified terms for repayment of this loan other than that it was to be repaid within a reasonable time. As of December 31, 2017, the outstanding balance was $5,000. Mr. Sahebi resigned from the board of directors on February 8, 2018 .

Pursuant to our 2017 Stock Compensation Program, effective July 1, 2017, we made the following stock option grants to members of our Board of Directors: (a) we issued to each of our non-employee members of our Board of Directors first joining the Board in October 2015 and who had not received any compensation for serving as directors of the Company (five persons) options to purchase 150,000 shares of our common stock with an exercise price of $.03 per share, the last sale price of our common stock on September 29, 2017 and (b) we issued to each of our non-employee members of our Board of Directors currently serving on the Board (nine persons) options to purchase 300,000 shares of our common stock with an exercise price of $.03 per share. On the non-employee board members resigned, as disclosed in our 8K filed on February 15, 2018. As a result, all remaining stock options were cancelled.

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

On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock was issued to MGWI on August 15, 2019. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Note 13 - Warranty Liability

There was no change in our warranty liability for the three and three months ended September 30, 2019.

Our policy is to accrue 2% of revenue for warranty liability, however our experience has been low due to the claim experience that we feel that the current warranty accrual is reasonable.

NOTE 14 – SUBSEQUENT EVENTS

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock

On September 19 , 2019 we entered into a stock purchase agreement for 250,00 units for cash at $.02 per unit to an accredited investor for an aggregate price of $5,000 in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were included in the shares to be issued as of September 30, 2019 and were subsequently issued on October 15, 2019.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Description of the Company

We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We provided contract manufacturing electronics services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products.

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626. We have 12 full time employees. All employees and overhead are shared between Clean Energy Technologies, Inc. (which still provides the contract electronic manufacturing services) and Clean Energy HRS, LLC.

Clean Energy Technologies, Inc. established a new company CETY Europe, SRL (Cety Europe) as a wholly owned subsidiary. Cety Europe is a Sales and Service Center in Silea (Treviso), Italy established in 2017. The service center became operational in November 2018. Their offices are located at Alzaia Sul Sile, 26D, 31057 Silea (TV) and the have 1 full time employee.

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic contract manufacturing services (Electronic Assembly) division.

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

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs

Clean Energy HRS (HRS)

We design, build and deliver power from industrial heating systems and biomass sources to produce environmentally friendly energy at competitive prices using our Clean CycleTM heat generators acquired from General Electric International. Our initial principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. The Clean CycleTM saves fuel, reduces pollution and requires very little maintenance. Please see a more detailed discussion of the products and services in the Clean Energy HRS Products and services overview business overview below.

Cety Europe

CETY Europe Sales and Service Center is the Sales, warranty and service company for CETY’s Clean Cycle™ Heat Recovery Solutions (HRS) and includes a 24/7 Call Center, support Field Service Personnel, including remote access to the Waste Heat Generators and inventory spare parts to support the currently commissioned 65 Clean CycleTM installations in Europe. The service center also provides support services for new European sales. CETY has identified substantial unmet market needs in many European countries including the United Kingdom, Germany, Italy, Ukraine, Croatia, Slovakia, Slovenia, Austria, Belarus and the Czech Republic. Cety Europe will sell and distribute the Clean CycleTM Waste Heat Generators and replacement parts from the Clean Energy HRS line of products. The CETY Europe Sales and Service Center will be well suited to handle any warranty and/or service issues, as well as sell and distribute the Clean energy HRS line of products. Cety Europe has 1 employee.

Electronic Assembly

The Electronic assembly business was our core legacy business until we acquired the Heat Recovery Solutions technology and business assets from GE. We consolidated the Probe Manufacturing (Electronic Assembly), now named Clean Energy Technologies, Inc with the Clean Energy HRS, LLC. in order to support a few legacy electronics assembly customers and support the electronics manufacturing portion of our newly acquired technology from General Electric by Clean Energy HRS, LLC. Although this is not our core focus nor do we intend to grow this segment, we still derive a revenue stream to help offset a portion of the overhead. This segment provides contract manufacturing services of electronic printed circuit board assemblies to customers in the medical and aerospace industries. The services provided are contract in nature and are built the customers specification. They supply the design and component specifications. We purchase the components and solder the components to the bare printed circuit boards.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,998,754 and an accumulated deficit of $(13,886,994) and a working capital deficit of $6,328,712 and a net loss of $2,227,260 for the nine months ended September 30, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Results of Operations

Results for the Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Working Capital

	September 30, 2019	December 31, 2018

Working Capital	$(654,490)	$(6,170,618)
Total Assets	3,850,519	2,818,119
Long term Debt	682,714	-
Stockholder Equity	$(4,998,754)	$(4,795,694)

Cash Flows

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,

(unaudited)

	2019	2018
Net Cash provided / (Used) In Operating Activities	$(1,746,737)	$(1,247,074)
Cash Flows Used In Investing Activities	6,000	-
Cash Flows Provided / (used) By Financing Activities	1,926,136	1,268,164
Net (Decrease) Increase in Cash and Cash Equivalents	$173,399	$21,090

Capital Requirements for long-term Obligations

None.

Operating Revenues

The Company’s revenues were $126,546 for the three months ended September 30, 2019 compared to $532,137 for the same period in 2018. Our revenue decrease was mainly due to the decrease in the sales revenue in our HRS Division.

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic contract manufacturing services division (Electronic Assembly).

Segment breakdown

For the three months ended September 30, 2019, our revenue from Electronic Assembly was $118,699 compared to $164,757 for the same period in 2018, The decrease was mainly due to a decrease in sales from 3 customers in 2018 to 1 in 2019.

For the three months ended September 30, 2019, our revenue from HRS was $0 compared to $367,380 for the same period in 2018. The decrease in revenue from the HRS segment was mainly due to the fact that in 2018 we shipped 1 HRS unit and in 2019 we shipped no HRS units only parts and service.

For the three months ended September 30, 2019, our revenue from Cety Europe was $7,847 compared to $0 for the same period in 2017. The increase in revenue was due to the fact that this segment became operational in the 4th quarter of 2018

The Company’s revenues were $455,007 for the Nine months ended September 30, 2019 compared to $1,243,630 for the same period in 2018. Our revenue decrease was mainly due to the decrease in the sales revenue in our HRS Division.

Segment breakdown

For the Nine months ended September 30, 2019, our revenue from Electronic Assembly was $344,905 compared to $484,156 for the same period in 2018, The decrease was mainly due to a decrease in sales to 2 of our customers.

For the Nine months ended September 30, 2019, our revenue from HRS was $46,662 compared to $759,474 for the same period in 2017. The decrease in revenue from the HRS segment was mainly due to the fact that in 2018 we shipped 2 HRS unit and in 2019 we shipped no HRS units only parts and service.

For the Nine months ended September 30, 2019, our revenue from Cety Europe was $64,035 compared to $0 for the same period in 2018. The increase in revenue was due to the fact that this segment became operational in the 4th quarter of 2018.

Although we had orders due to ship in the second Nine months ended September 30, 2019, our customer reconfigured their requirement

Gross Profit

For the three months ended September 30, 2019, the Company’s gross profit was $45,185 compared to $305,581 for the same period in 2018. This decrease was mainly due to the decrease in the sales revenue referenced above.

Segment breakdown

For the three months ended September 30, 2019, our gross profit from Electronic Assembly was $39,594 compared to $51,088 for the same period in 2018. The decrease was mainly due to the decrease in the sales of 2 of our customers 1 of which has historically had higher profit margins.

For the three months ended September 30, 2019, our gross profit from HRS was $0 compared to $254,593 for the same period in 2018. The decrease in gross profit from the HRS segment was mainly due to the fact that in 2018 we shipped 1 HRS unit and in 2019 we shipped no HRS units only parts and service.

For the three months ended September 30, 2019, our gross profit from Cety Europe was $5,591 compared to $0 for the same period in 2017. The increase in gross profit was due to the fact that this segment became operational in the 4th quarter of 2018

For the Nine ended September 30, 2019, the Company’s gross profit was $162,484 compared to $684,116 for the same period in 2018. This decrease was mainly due to the decrease in the sales revenue referenced above.

Our gross profits could vary from period to period and is affected by several factors, including product mix, production efficiencies, component availability and costs, pricing, competition, customer requirements and unanticipated restructuring or inventory charges and potential scrap of materials.

Segment breakdown

For the Nine months ended September 30, 2019, our gross profit from Electronic Assembly was $78,414 compared to $99,817 for the same period in 2018. The decrease was mainly due to the decrease in the sales of 2 of our customers 1 of which has historically had higher profit margins.

For the Nine months ended September 30, 2019, our gross profit from HRS was $37,463 compared to $584,299 for the same period in 2018. The decrease in gross profit from the HRS segment was mainly due to the fact that in 2018 we shipped 1 HRS unit and in 2019 we shipped no HRS units only parts and service.

For the Nine months ended September 30, 2019, our gross profit from Cety Europe was $46,707 compared to $0 for the same period in 2017. The increase in gross profit was due to the fact that this segment became operational in the 4th quarter of 2018

General and Administrative Expenses

For the three months ended September 30, 2019, general and administrative expenses were $130,940 compared to $98,909 for the same period in 2018. This increase was mainly due to and increase in freight and replacement parts needed to commission the Marshal Island project.

For the nine months ended September 30, 2019, general and administrative expenses were $330,788 compared to $302,349 for the same period in 2018. This increase was mainly due to and increase in freight and replacement parts needed to commission the Marshal Island project.

Salaries Expense

For the three months ended September 30, 2019, Salaries expenses were $209,954 Compared to $192,409 for the same period in 2018. This increase was mainly due to the additional salary from the startup of the Cety Europe Division. In addition, we added a person to the procurement department.

For the nine months ended September 30, 2019, Salaries expenses were $617,821 Com5ared to $541,134 for the same period in 2018. This increase was mainly due to the additional salary from the startup of the Cety Europe Division. In addition, we added a person to the procurement department.

Professional Fees

For the three months ended September 30, 2019, professional fees expenses were $28,186 Compared to $20,786 for the same period in 2018. This increase is mainly due to the increase in legal fees in the 3rd quarter.

For the nine months ended September 30, 2019, professional fees were $98,871 Compared to $108,844 for the same period in 2018. This decrease was mainly due to the legal fees associated with Megawell transaction in February of 2018.

Travel expense

For the three months ended September 30, 2019, Travel Expense expenses were $113,492, Compared to $130,301 for the same period in 2018. This increase was mainly due to travel expenses associated with the commissioning of the Marshal Island project and additional travel to Europe and Asia for additional business development.

For the nine months ended September 30, 2019, Travel expenses were $199,599 Compared to $66,969 for the same period in 2018. This increase was mainly due to travel expenses associated with the commissioning of the Marshal Island project and additional travel associated with the Cety Europe subsidiary as well as additional travel to Europe and Asia for additional business development.

Consulting expense

For the three months ended September 30, 2019, Consulting Expense expenses were $34,475, Compared to $18,125 for the same period in 2018. This increase was mainly due to additional use of consultants for business development.

For the nine months ended September 30, 2019, Consulting Expense expenses were $42,800, Compared to $53,157 for the same period in 2018. This decrease was mainly due to higher use of consultants in the first half of 2018.

Facility Expense

For the three months ended September 30, 2019, Facility expenses were $80,863 compared to $68,346 for the same period in 2018. The increase was mainly due to the increase in the contractual lease payments.

For the nine months ended September 30, 2019, Facility expenses were $243,715 compared to $207,671 for the same period in 2018. The increase was mainly due to the increase in the contractual lease payments

Share based expense

For the three months ended September 30, 2019, share based expenses were $0 compared to $0 for the same period in 2018.

For the nine months ended September 30, 2019, share based expenses were $0 compared to $91,140 for the same period in 2018. The main reason for the change was no shares were issued for compensation in the nine months ended September 30, 2019.

Change in Derivative Liability

For the three months ended September 30, 2019, we had a gain on derivative liability of $290,741 compared to $221,395 for the same period in 2018.

For the nine months ended September 30, 2019, we had a gain on derivative liability of $185,811 compared to $5,058 for the same period in 2018.

Gain/(Loss) on disposition of assets

For the three months ended September 30, 2019, we had a loss on disposition of assets of $0 compared to $0 for the same period in 2018.

For the nine months ended September 30, 2019, we had a loss on disposition of assets of $0 compared to $7,456 for the same period in 2018. The main reason for the change is we did not dispose of any assets in the nine months ended September 30, 2019.

Financing Fees

For the three months ended September 30, 2019, we had a financing fees of $0 compared to $0 for the same period in 2018.

For the nine months ended September 30, 2019, we had a financing fees of $0 compared to $378,155 for the same period in 2018. This was mainly due to the discount taken on the conversion of our convertible notes into common stock during the three months of 2018.

Interest Expense

For the three months ended September 30, 2019, Interest expenses were $396,704 compared to $253,482 for the same period in 2018. This was mainly due to the increase in our notes and lines of credit payable and the amortization of the debt discounts on the convertible notes.

For the nine months ended September 30, 2019, Interest expenses were $1,041,961compared to $713,994 for the same period in 2018. This was mainly due to the increase in our notes and lines of credit payable and the amortization of the debt discounts on the convertible notes.

.Net Income (loss)

Our net loss for the three months ended September 30, 2019, was $658,688 compared with net loss of $155,382 for the three months ended September 30, 2018. The net loss is influenced by the matters discussed above.

Our net loss for the nine months ended September 30, 2019, was $2,227,260 compared with net loss of $1,766,783 for the three months ended September 30, 2018. The net loss is influenced by the matters discussed above.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2019, the Company had total current assets of $1,837,847 compared to $1,443,195 at December 31, 2018.

At September 30, 2019, the Company had total current liabilities of $8,166,559 compared to $7,613,813 at December 31, 2018.

We had working capital deficit of $6,328,712 as of September 30, 2019 compared to $6,170,618 as of December 31, 2018,

Cashflow from Operating Activities

During the nine months ended September 30, 2019, cash provided by (used in) operating activities was $(1,746,737) compared to $(1,247,074) for the three months ended September 30, 2018.

Cashflow from Investing Activities

During the nine months ended September 30, 2019 cash used in investing activities was $6,000 compared to $0 for the nine months ended September 30, 2018.

Cashflow from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activity was $1,926,136 compared to $1,268,164 provided during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On September 10, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

On July 18, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

Subsequently on October 15, 2019 we issued 250,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $250,000 in a private sale. We also issued 250,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Nine months ended September 30, 2019 Report on Form 10-Q are included, or incorporated by reference, in this Nine months ended September 30, 2019 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day of November, 2019.

Clean Energy Technologies, Inc.

REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: November 14, 2019

/s/ John Bennett
By:	John Bennett
Chief Financial Officer

Date: November 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
(principal executive officer)

By:	Kambiz Mahdi

Date:	November 14, 2019