Form 10-K
period 2019-12-31
Clean Energy Technologies, Inc.
filed 2020-05-28
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________________

Commission File Number: 000-55656

CLEAN ENERGY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Redhill Ave, Costa Mesa, California 92626 (Address of principal executive offices)

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CETY	OTCQB

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

[  ] Yes [X] No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 was $3,386,663 based upon 161,269,669 shares held by non-affiliates and the closing price of $0.021 per share. Accordingly, effective as of June 30, 2019, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on May 20, 2020 was 762,130,989 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

Form 10-K

Part II

Part III

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Clean Energy Technologies,” the “Company,” “we,” “us,” “our” and words of similar import refer to Clean Energy Technologies, Inc., unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report.

Forward-looking statements include, but are not limited to, statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	Our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;

●	the effects of future regulation; and

●	our ability to protect or monetize our intellectual property.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

DESCRIPTION OF BUSINESS.

Mission Statement

Our goal is to become a leading provider of renewable and energy efficiency products and solutions by helping commercial companies and municipalities eliminate energy waste, reduce emissions, lower cost and generate incremental revenue.

Industrial facilities, power plants, high rise buildings and waste to energy plants currently waste heat and energy during their production processes. Our Clean Cycle TM generators are used in commercial and industrial heat generators to boost their overall energy efficiency. Our products save fuel, reduce pollution, require little maintenance and provide an attractive return on investment.

Our principal product is the Clean Cycle TM heat generator acquired from General Electric International, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS).

General Business Overview

We design, produce and market clean energy products and integrated solutions focused on energy efficiency and renewables. Our initial principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. The Clean CycleTM generator saves fuel, reduces pollution and requires little maintenance. We also use our Clean CycleTM generator to manufacture Biomass Power Plants and Co-generation Distribution Power Plants that produce clean energy.

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

Over 123 Clean CycleTM generators are installed to date with 88 units used in biomass/landfill projects, 4 with diesel electric generators, 3 with turbine electric generators and 26 in industrial electric production applications.

We compete based on efficiency, maintenance and our customer’s return on investment. We have a proprietary magnetic bearing technology with several global patents that we acquired from General Electric International. We believe that the magnetic turbine technology is more efficient than our competitor’s turbines which allows our systems to generate more electricity at lower heat ranges. Because our generator is magnetic, it requires less maintenance than our competitors who use oil, gearbox and rubber seals in their turbines. We have the advantage of selling a system that was originally manufactured and sold by General Electric International so our Clean CycleTM generator has a substantial market base and we believe has a reputation as one of the defacto standards in the market.

The Clean CycleTM generator is delivered on a turnkey basis and does not require major planning for design, manufacturing and installation. In addition to attractive returns on capital investment, we believe that the ease of installation distinguishes our Clean Cycle™ generators by significantly reducing installation time, improving delivery times and lowering costs.

A Complete ORC System

We estimate that one clean system using our Clean CycleTM generator can generate 1 GWh of electricity per year from waste heat and avoid more than 350 metric tons of CO2 per year which we estimate is the annual equivalent of the CO2 emissions of approximately 200 cars.

Company Information

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

Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626. Our telephone number is (949) 273-4990. Our common stock is listed on the OTCQB Markets under the symbol “CETY.”

Our internet website address is www.cetyinc.com and our subsidiary’s web site is www.heatrecoverysolutions.com The information contained on our websites are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic contract manufacturing services (Electronic Assembly) division.

Segments

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

Our customers are legacy customers of Probe Manufacturing and we do not conduct any additional sales or marketing activities in this segment. We have many larger and better funded competitors in the United States and Asia that specialize in circuit board manufacturing and our customers may migrate to these competitors since we do not focus on developing any new products or services for this segment. We do not view this segment as being material to the long term growth of the Company.

Our Products

Our Clean CycleTM generator:

●	Requires no fuel,
●	produces no emissions, and
●	is closed loop, meaning it has feedback control within the system.
●	Meticulously engineered and improved by General Electric International and
●	is available in a complete package for indoor, outdoor and remote sites.

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

Our Core technology a magnetic bearing turbine called Integrated Power Module (IPM).

✓	Mag lev bearing generator
✓	Lower maintenance: no oils, no lubricants
✓	Efficient at any output: no gearbox
✓	Power electronics – power factor of 1

There are also different types of turbines utilized in the ORC systems. The Clean Cycle utilizes an integrated power module which runs on magnetic bearings and its hermetically sealed into a single unit, eliminating the need for gear box, lubrication systems and rotating seals and it’s more efficient than screw expanders.

Packaging

✓	Single part number (85% OF BOP)
✓	Product, not a project
✓	Same unit used on all heat sources
✓	Re-deployable and movable
✓	Small footprint

20ft ISO Containerized Stackable Solution

The Clean Cycle containerized has been meticulously engineered to reliably produce power.

Clean CycleTM generator and the Organic Rankine Cycle

The Organic Rankine Cycle is a thermodynamic process where heat is transferred to a fluid at a constant pressure. The fluid inside the generator is vaporized and then expanded in a vapor turbine that drives a turbine generator, producing electricity. The spent vapor is condensed to liquid and recycled back through the cycle.

Its applications include power generation from solar, geothermal and waste heat sources. According to an article in Distributed Energy, a leading industry magazine, Organic Rankine Cycle systems are most useful for waste heat recovery. Waste heat recovery can be applied to a variety of low- to medium temperature heat streams

Raw Materials/Suppliers

Our products are manufactured primarily from components available from multiple suppliers and to a lesser extend from custom fabricated components available from various sources. We purchase our components from suppliers based on price and availability. Our significant suppliers include Power House, Concise Instrument, and Grainger.

Patents

We currently hold 16 patents in 6 countries and 28 pending applications in 8 countries, which were acquired from General Electric International relating to our magnetic turbine technology.

Intellectual Property

As part of our asset acquisition from General Electric International we acquired an exclusive, irrevocable, sublicensable, limited transferable, royalty free, fully paid, worldwide perpetual license to develop, improve and commercialize Calnetix’s magnetic turbine in any Organic Rankine Cycle based application where heat is sourced from a reciprocating combustion engine of any type, except marine vessels, any gas or steam turbine systems for electrical power generation applications or any type of biomass boiler system.

Facilities

We operate from a 20,000 sq-ft state of the art facility in Costa Mesa, California USA. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved.

Our Services

Engineering. Our global engineering team supports the installation and maintenance of our Clean CycleTM generators, supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle. These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services will enable rapid market entry for our customers and potential equity partners. Our systems have been designed to be more of a product than a project and provide the solution providers greater flexibility.

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

Our market focus is segmented by the engine heat recovery, biomass & Biogas plants, Landfills, Wastewater treatment plants and boiler applications with excess heat.

Organic Rankine Cycle systems are commonly used to generate power in geothermal , biomass, waste to energy plants, engine heat recovery and more recently, in pipeline compressor heat recovery applications. In these, and other, ORC applications, electric generation efficiencies range from around 8 percent with waste heat sources at 300 ºF, to around 15 percent with waste heat sources near 800 ºF. There are also different types of turbines utilized in the ORC systems. The Clean Cycle utilizes an integrated power module which runs on magnetic bearings and its hermetically sealed into a single unit, eliminating the need for gear box, lubrication systems and rotating seals and it’s more efficient than screw expanders.

Power generation from geothermal brines is the main field of application with 74.8% of all ORC installed capacity in the world, however the total number of plant is relatively low with 337 installations as these applications require large investment and multi-MW plants. As a result, only a few companies (ORMAT, Exergy, TAS and Turboden) have been active in this capital-intensive sector. ORMAT is the indisputable leader in this field with more than 75% of installed capacity and plants, Exergy and TAS are following with around 13% and 6% of the market respectively while Turboden has recently penetrated the geothermal market with about 2% of the installed capacity.

Waste heat recovery is an emerging field for ORC with an interesting potential for all unit sizes. All the big players are active on the markets with medium – large size plants recovering heat from gas turbines, internal combustion engines or industrial processes. Most of the other manufacturers are focused on small waste heat recovery applications with products ranging from 10 to 150 kWel. Waste Heat recovery applications cover 13.9% of the total market.

Biomass applications represent a similar share at 11% and a considerable number of plants, Turboden is the main player on this market.

A total of approximately 800 ORC units have been installed since 2000. Overall the combined ORC systems are estimated to grow at a CAGR of 10% from 2019 to 2023 and the market is expected to grow to approximately $500M, based on a CAGR of 12% from 2019 to 2023.

Our ORC Clean CycleTM II was designed by General Electric International and maintains its history and association with a major brand. Our product is distinguished from its competitors by its magnetic bearing turbine technology offering lower maintenance and higher efficiency of 14% for under 500kW applications with low to medium temperature requirements. We have more than 1,000,000 fleet operating hours and 8 years of history in the field.

Employees

We presently have approximately 12 employees, including production, program management, materials management, engineering, sales, quality, and administrative and management personnel. We have never experienced work stoppages and we are not a party to any collective bargaining agreement. We have one employee that works full time in CETY Europe and 1 full time employee in our Electronics Assembly segment.

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2018 and 2019.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,252,478 and a working capital deficit of $6,785,689 and a net loss of $2,555,983 for the year ended December 31, 2019. The company also had an accumulated deficit of $14,215,718 as of December 31, 2019 and used $2,224,168 in net cash from operating activities for the year ended December 31, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2019, we had current liabilities of $8,929,141. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE ARE IN DEFAULT IN OUR OBLIGATIONS TO OUR MAJOR CREDITORS

We are currently in default on the payment of $1,200,000 . This is the balance of the purchase price pursuant to our asset purchase agreement with General Electric International, due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid as reflected in the principal amount of the outstanding note. In addition, we are in default in the amount of $972,233 in accrued transitional fees, we may use some of the proceeds to settle this obligation.

We are also in default of $187,285 payments of principal and interest on our notes payable to Cybernaut Zfounder Ventures.

We are in discussions with both General Electric International and Cybernaut Zfounder Ventures.

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the coronavirus or COVID-19.

Our business, results of operations and financial condition may be adversely affected if a public health epidemic, including the coronavirus or COVID-19 interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We maintain offices in HaiXi with employees and workers upon whom we rely to, among other things, identify sources of supply in China, conduct factory inspections, place orders for merchandise, perform factory monitoring with respect to production, quality control and other requirements, and arrange shipping. A public health epidemic, including the coronavirus, poses the risk that we or our employees, workers, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic, including the coronavirus, affects other geographic areas where our employees, workers, contractors, suppliers, customers and other business partners are located.

IF DEMAND FOR THE PRODUCTS AND SERVICES THAT THE COMPANY OFFERS SLOWS, OUR BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which it intends to sell depends on many factors, including:

●	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases or may choose alternate products;

●	the cost of oil, gas and solar energy;

●	the competitive environment in the heat to power sectors may force us to reduce prices below our desired pricing level or increase promotional spending;

●	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,

●	All of these factors could result in immediate and longer term declines in the demand for the products and services that we offer, which could adversely affect our sales, cash flows and overall financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET. IF WE DO NOT COMPETE EFFECTIVELY, OUR PROSPECTS, OPERATING RESULTS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do and the ability to offer financing for projects. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Our international operations are exposed to the following risks, several of which are out of our control:

political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;

●	preference for locally branded products, and laws and business practices favoring local competition;
●	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;
●	|import and export license requirements, tariffs, taxes and other barriers;
●	costs of customizing products for foreign countries;
●	increased difficulty in managing inventory;
●	less effective protection of intellectual property; and
●	difficulties and costs of staffing and managing foreign operations.

Any or all of these factors could adversely affect our ability to execute any geographic expansion strategies or have a material adverse effect on our business and results of operations.

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

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See “Security Ownership of Certain Beneficial Owners and Managements”).

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

OUR SALES AND CONTRACT FULFILLMENT CYCLES CAN BE LONG, UNPREDICTABLE AND VARY SEASONALLY, WHICH CAN CAUSE SIGNIFICANT VARIATION IN REVENUES AND PROFITABILITY IN A PARTICULAR QUARTER.

The timing of our sales and related customer contract fulfillment is difficult to predict. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our products and services, can range from several months to well over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, marketing and educating our customers about the use, technical capabilities and benefits of our products and services. Customers often undertake a prolonged evaluation process. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In addition, the fulfillment of our customer contracts is partially dependent on other factors related to our customers’ businesses that are not in our control. as with the sales cycle, this can also cause revenues and earnings to fluctuate from quarter to quarter. If our sales and/or contract fulfillment cycles lengthen or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the fourth quarter typically being our largest. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows may suffer.

OUR OPERATING MARGINS MAY DECLINE AS A RESULT OF INCREASING PRODUCT COSTS.

Our business is subject to significant pressure on pricing and costs caused by many factors, including competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from customers to reduce the prices we charge for our products and services, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS, AND WE MAY NOT BE ABLE TO RAISE CAPITAL ON TERMS ACCEPTABLE TO US OR AT ALL.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations as sources of liquidity. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through equity or debt financing, to fund our growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions.

In addition, any equity securities we issue, including any preferred stock, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the offering price per share of our Common Stock. The holders of any equity securities we issue, including any preferred stock, may also have rights, preferences or privileges which are senior to those of existing holders of Common Stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS BEYOND OUR CONTROL COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial amount of convertible securities which, if converted, would result in substantial dilution to our stockholders. As of the date of this Offing Circular we have outstanding the convertible notes, warrants and preferred stock as set forth below:

Convertible Notes - and Approximate common share equivalents	448,006,839
Convertible Preferred series D and approximate common share equivalents	11,776,500
Warrants a and Common Stock equivalent’s	174,250,000
Total Convertible Common Stock equivalents	634,033,339

MGW Investments I Limited (“MGWI”) holds two notes, the interest and principal of which may be converted into shares of our common stock at a fixed conversion price of $.003 per share which, at the time of this filing, equal approximately 59,700,333 shares and 360,141,667 shares respectively, or an aggregate of 419,842,000 shares. In addition, MGWI holds a warrant to purchase 168,000,000 shares of our common stock. Calvin Pang, our director, is a beneficial owner of the securities held by MGWI. We have also issued warrants to purchase 6,250,000 shares of our common stock to other investors and convertible notes to other investors convertible into an additional 28,164,839 shares.

OUR ISSUANCE OF ADDITIONAL CAPITAL STOCK IN CONNECTION WITH FINANCINGS, ACQUISITIONS, INVESTMENTS, OUR EQUITY INCENTIVE PLANS, OR OTHERWISE WILL DILUTE ALL OTHER STOCKHOLDERS.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

WE MAY MAKE ACQUISITIONS THAT ARE DILUTIVE TO EXISTING STOCKHOLDERS. IN ADDITION, OUR LIMITED EXPERIENCE IN ACQUIRING OTHER BUSINESSES, PRODUCT LINES AND TECHNOLOGIES MAY MAKE IT DIFFICULT FOR US TO OVERCOME PROBLEMS ENCOUNTERED IN CONNECTION WITH ANY ACQUISITIONS WE MAY UNDERTAKE.

We intend to evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, and the purchase, licensing or sale of assets. In connection with any such future transaction, we could issue dilutive equity securities, incur substantial debt, reduce our cash reserves or assume contingent liabilities.

Our experience in acquiring other businesses, product lines and technologies is limited. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Any potential future acquisitions also involve numerous risks, including:

●	problems assimilating the purchased operations, technologies or products;
●	costs associated with the acquisition;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which we have no or limited prior experience;
●	potential loss of key employees of purchased organizations; and
●	potential litigation arising from the acquired company’s operations before the acquisition.

Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively affect our results of operations.

WE MAY BE SUBJECT TO GOVERNMENT LAWS AND REGULATIONS PARTICULAR TO OUR OPERATIONS WITH WHICH WE MAY BE UNABLE TO COMPLY.

We may not be able to comply with all current and future government regulations which are applicable to our business. Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen’s compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

OUR REVENUE GROWTH RATE DEPENDS PRIMARILY ON OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

We may not be able to identify and maintain the necessary relationships within our industry. Our ability to execute our business plan also depends on other factors, including the ability to:

1. Negotiate and maintain contracts and agreements with acceptable terms;

2. Hire and train qualified personnel;

3. Maintain marketing and development costs at affordable rates; and,

4. Maintain an affordable labor force.

OUR OPERATING RESULTS AND SHARE PRICE MAY BE VOLATILE AND THE MARKET PRICE OF OUR COMMON STOCK AFTER THIS OFFERING MAY DROP BELOW THE PRICE YOU PAY.

Our quarterly operating results have in the past fluctuated and are likely to do so in the future. As a result, the trading price of the shares of our common stock following this offering is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Offering Circular, these factors include:

●	the success of competitive products or technologies;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	regulatory or legal developments in the United States and other countries;

●	the recruitment or departure of key personnel;
●	the level of expenses;
●	changes in our backlog in a given period;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	market conditions in the clean energy sector; and
●	general economic, industry and market conditions.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, the stock market in general, and companies in our markets in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of these risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of the shares of our common stock.

WE MAY BE SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD DIVERT MANAGEMENT ATTENTION.

The market price of the shares of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Year	Lease Payment
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052

Our lease expense for the years ended December 31, 2019 and 2018 was $305,883 and $280,239, respectively, which also included common area maintenance.

Item 3. Legal Proceedings.

From time to time we may be party to litigation matters occurring in the ordinary course of our business. As of the date of this Annual Report, however, there are no material pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2019, as reported by the OTC Markets, are as follows:

2018 FISCAL YEAR	High	Low
First Quarter	$0.019	$0.004
Second Quarter	$0.035	$0.008
Third Quarter	$0.019	$0.010
Fourth Quarter	$0.0159	$0.007

2019 FISCAL YEAR	High	Low
First Quarter	$0.15	$0.010
Second Quarter	$0.03	$0.016
Third Quarter	$0.032	$0.018
Fourth Quarter	$0.028	$0.016

Record Holders

As of May 14, 2020, there were 762,130,989 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 1,800 holders of record, based on information provided by our transfer agent.

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

On October 9, 2018 we issued 884,195 shares at a purchase price of .04 per share for payment of an accounts payable in the amount of $35,367.

Subsequently on February 13, 2019 we issued 20,000,000 at a purchase price of $.0131 per share to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

February 13, 2019, we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This Note was paid in full on August 12, 2019.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. Subsequently that note was paid in full on October 10, 2019

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were issued on August 15, 2019.

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

On September 19, 2019 we entered into a stock purchase agreement for 250,000 units at a purchase price of $.02 a unit for an aggregate price of $5,000 to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were included in the shares to be issued as of September 30, 2019 and were subsequently issued on October 15, 2019.

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock

On December 5, 2019 we issued 5,000,000 units at a purchase price of $.015 per unit for an aggregate price of $75,000 to an accredited investor in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share.

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

On January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

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

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies and financial markets, leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

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

Engineering and Manufacturing

The Engineering and Manufacturing business was our core legacy business until we acquired the Heat Recovery Solutions technology and business assets from GE. We consolidated the Probe Manufacturing , now named Clean Energy Technologies, Inc with the Clean Energy HRS, LLC. in order to support a few legacy electronics assembly customers and support the electronics manufacturing portion of our newly acquired technology from General Electric by Clean Energy HRS, LLC. Although this is not our core focus nor do we intend to grow this segment, we still derive a revenue stream to help offset a portion of the overhead. This segment provides contract manufacturing services of electronic printed circuit board assemblies to customers in the medical and aerospace industries. The services provided are contract in nature and are built the customers specification. They supply the design and component specifications. We purchase the components and solder the components to the bare printed circuit boards.

Summary of Operating Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,252,478 and a working capital deficit of $6,785,689 and a net loss of $2,555,983 for the year ended December 31, 2019. The company also had an accumulated deficit of $14,215,718 as of December 31, 2019 and used $2,224,168 in net cash from operating activities for the year ended December 31, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2019, we had a net loss of $2,555,983 compared to a net loss of $2,810,017 for the same period in 2018. The decrease in the net loss in 2019 was mainly due to the decrease in share based expense of interest and financing fees associated with the convertible debt and lines of credit. For the year ended December 31, 2019, our revenue was $1,610,008 compared to $1,331,171 for the same period in 2018. For the year ended December 31, 2019, our cost of goods sold was 59% compared to 61% for the same period in 2018, mainly due to the decrease in material cost. For the twelve months ended December 31, 2019, our gross margin was 41% compared to 39% for the same period in 2018. For the twelve months ended December 31, 2019, our operating expense was $2,111,835 compared to $2,044,392 for the same period in 2018. For the year ended December 31, 2019, we had a net loss from operations of $1,454,609 compared to $1,523,710 for the same period in 2018. Our total stockholder’s equity decreased by $456,784 resulting in shareholder deficit of $5,252,478 as of December 31, 2019. As of December 31, 2019, we had a working capital deficit of $6,785,689 compared to working capital deficit of $6,170,618 as of December 31,2018.

See note 2 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net Sales

For the year ended December 31, 2019, our total revenue was $1,610,008 compared to $1,331,171 for the same period in 2018. The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic contract manufacturing services division (Electronic Assembly).

Segment breakdown

For the year ended December 31, 2019, our revenue from Engineering and Manufacturing was $513,919 compared to $567,417 for the same period in 2018. The decrease was not material.

For the year ended December 31, 2019, our revenue from HRS was $998,625 compared to $752,783 for the same period in 2018. The increase in revenue from the HRS segment was mainly due to an increase in the price of the 2 units shipped in 2019 vs. the 2 units shipped in 2018.

For the year ended December 31, 2019, our revenue from Cety Europe was $83,194 compared to $10,971 for the same period in 2018. The increase in revenue was mainly due to support of a broader range of customer

Gross Profit

For the year ended December 31, 2019, our gross profits increased to $657,226 (41%) from $520,682 (39%) for the same period in 2018. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics..

Segment breakdown

For the year ended December 31, 2019, our gross profit from Engineering and Manufacturing was $150,741 compared to $56,231 for the same period in 2018. This increase from the Electronic Assembly Segment was mainly due increase in demand from existing customers.

For the year ended December 31, 2019, our gross profit from HRS was $414,175 compared to $457,978 for the same period in 2018. The decrease from the HRS segment was mainly due to lower cost of materials in 2018 as a result of the purchase price allocation of the inventory purchased from GE.

For the year ended December 31, 2019, our gross profit from Cety Europe was $78,040 compared to $6,473 for the same period in 2018. The increase was due to the increase in revenue in 2019.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2019, our SG&A expense was $382,871 compared to $232,571 for the same period in 2018. This increase was mainly due to increase in contractor expense and expenses associated with the commissioning of the Marshal Island installation acquired from GE.

Salaries Expense

For the year ended December 31, 2019, our Salaries expense was $802,951 compared to $740,146 for the same period in 2018.

Facility Lease Expense

For the year ended December 31, 2019, our Facility Lease expense was $305,883 compared to $280,239 for the same period in 2018. This increase was due to the increase in our Costa Mesa facility Lease.

Bad Debt Expense

For the year ended December 31, 2019, our bad debt expense was $128,463 compared to $50,000 for the same period in 2018. This increase was mainly due to increase a bad debt write off $103,463 and an increase in reserve for bad debt of $25,000.

Depreciation and Amortization Expense

For the year ended December 31, 2019, our depreciation and amortizstion expense was $41,437 compared to $52,444 for the same period in 2018, which remained relatively unchanged.

Professional fees Expense

For the year ended December 31, 2019, our Professional fees expense was $130,709 compared to $142,234 for the same period in 2018. The decrease was mainly due to the decrease in our legal fees related to the transaction with the Confections Ventures Limited and MGW Investments transaction

Consulting Expense

For the year ended December 31, 2019, our Consulting expense was $73,443 compared to $79,084 for the same period in 2018, which remained relatively unchanged.

Share Based Expense

For the year ended December 31, 2019, our share-based expense was $0 compared to $353,140 for the same period in 2018. This was mainly due to the shares granted to Kambiz Mahdi our CEO in the amount of $310,760. Additional shares were issued to others for consulting services in the amount of $42,380.

Net (Loss) from operations

For the year ended December 31, 2019, our net loss from operations was $1,454,609 compared to net loss from operations of $1,523,710 for the same period in 2018. This decrease was primarily due to the higher revenues in 2019 and higher efficiency.

Change in Derivative Liability

For the year ended December 31, 2019, we had a gain on derivative liability of $216,269 compared to $116,259 for the same period in 2018.

Gain on Disposition of Assets

For the year ended December 31, 2019 we recognized a gain on disposition of assets in the amount of $0 compared to $2,389 for the year ended December 31, 2018.

Interest and Finance Fees

For the year ended December 31, 2019 interest and finance fees were $1,317,643 compared to $1,404,955 for the same period in 2018. The decrease was mainly due to the decrease in the amortization of the debt discount derived from the beneficial conversion features.

Net Income / Loss

For the year ended December 31, 2019, our net loss was $2,555,983 compared to net loss of $2,810,017 for the same period in 2018. This decrease was primarily due to the higher revenues in 2019, higher efficiencies and lower interest expense.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2019	2018
Net Cash provided / (Used) In Operating Activities	(2,224,168)	(1,442,899)
Cash Flows Used In Investing Activities	(8,000)	-
Cash Flows Provided / (used) By Financing Activities	2,233,118	1,439,937
Net (Decrease) Increase in Cash and Cash Equivalents	950	(2,962)

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations other than those disclosed in note 2.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data.

CLEAN ENERGY TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies Inc. and subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant accumulated deficit, net losses, and negative working capital and has utilized significant net cash in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

May 27, 2020

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	(audited)	(audited)
	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash	$7,406	$6,456
Accounts receivable - net	1,288,258	507,261
Lease asset	217,584	217,584
Inventory	630,204	711,894
Total Current Assets	2,143,452	1,443,195
Property and Equipment - Net	74,467	96 ,027

Goodwill	747,976	747,976
License	354,322	354,322
Patents	139,322	151,199
Right of use asset - long term	822,284	-
Other Assets	25,400	25,400
Total Non Current assets	2,163,71	1,374,924
Total Assets	$4,307,223	$2,818,119

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$1,480	$5,850
Accounts payable - trade	1,464,363	1,033,375
Accrued Expenses	1,822,113	1,786,796
Accrued Expenses Related party	322,545	123,394
Customer Deposits	309,230	365,815
Warranty Liability	100,000	100,000
Deferred Revenue	47,750	33,000
Derivative Liability	320,794	245,988
Lease Liability - current	201,297	-
Notes Payable - Current (net of note discount of 80,647 and 78.907 respectively)	3,133,199	2,775,090
Notes Payable - Current - Related Party (net of note discount of 29,227 and respectively 298,116	1,206,370	1,144,505
Total Current Liabilities	8,929,141	7,613,813
Long-Term Liabilities:
Lease Liability - long term	630,560	-
Net Long-Term Liabilities	630,560	-
Total Liabilities	9,559,701	7,613,813

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 6,500 and 7,500 outstanding respectively	650,000	750,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 753,907,656 and 555,582,656 shares issued and outstanding respectively	753,909	555,585
Shares to be issued	-	262,000
Additional paid-in capital	7,559,331	5,236,456
Accumulated deficit	(14,215,718)	(11,599,735)
Total Stockholders’ (Deficit)	(5,252,478)	(4,795,694)
Total Liabilities and Stockholders’ Deficit	$4,307,223	$2,818,119

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

For the years ended December 31,

	2019	2018
Sales	$1,610,008	$1,331,171
Cost of Goods Sold	952,782	810,489
Gross Profit	657,226	520,682

General and Administrative
General and Administrative expense	382,871	232,571
Salaries	802,951	740,146
Professional fees	130,709	142,234
Travel	246,078	114,534
Consulting	73,443	79,084
Bad Debt Expense	128,463	50,000
Facility lease	305,883	280,239
Depreciation	41,437	52,444
Share Based Expense	-	353,140
Total Expenses	2,111,835	2,044,392
Net Profit / (Loss) From Operations	(1,454,609)	(1,523,710)

Change in derivative liability	216,269	116,259
Gain / (Loss) on disposition of assets		2,389
Interest and Financing fees	(1,317,643)	(1,404,955)
Net Profit / (Loss) Before Income Taxes	(2,555,983)	(2,810,017)
Income Tax Expense	-	-
Net Profit / (Loss)	$(2,555,983)	$(2,810,017)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	641,349,437	553,354,983

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.01)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

December 31, 2019

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stockholders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2017	210,881,122	$210,883	$7,500	$750,000	$58,000	$3,657,653	$(8,789,718)	$(4,113,182)

Shares to be issued	4,000,000	4,000	-	-	(58,000)	54,000	-	-
Shares Issued for Note conversion	22,938,867	22,939	-	-	-	184,064	-	207,003
Shares issued for Services	13,800,000	13,800	-	-	-	59,340	-	73,140
Shares issued for cash	302,462,667	302,463	-	-	-	604,914	-	907,377
BCF on notes payable	-	-	-	-	-	659,985	-	659,985
Shares issued for services	1,500,000	1,500	-	-	-	16,500	-	18,000
Shares to be issued for compensation	-	-	-	-	262,000	-	-	262,000
Net Loss	-	-	-	-	-	-	(2,810,017)	(2,810,017)
December 31, 2018	555,582,656	$555,585	$7,500	$750,000	$262,000	$5,236,456	$(11,599,735)	$(4,795,694)

Shares issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Prefered shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Shares issued for cash	174,250,000	174,249	-	-		1,924,950	-	2,099,199

Net Loss							(2,555,983)	(2,555,983)
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,331	(14,215,718)	(5,252,478)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,

	2019	2018
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(2,555,983)	$(2,810,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,437	52,444
Share based compensation	-	353,140
Bad debt expense	128,463	50,000
Gain on disposal of fixed assets	-	(2,389)
Financing fees and debt discount	86,756	447,672
Change in derivative liability	269,732	116,259
Changes in assets and liabilities:
(Increase) decrease in right of use asset	(822,284)	-
(Increase) decrease in lease liability	831,857	-
(Increase) decrease in accounts receivable	(909,460)	(297,764)
(Increase) decrease in inventory	81,690	142,653
(Increase) decrease in other assets		(1,171)
(Decrease) increase in accounts payable	430,988	36,901
Other (Decrease) increase in accrued expenses	35,320	169,152
Other (Decrease) increase in accrued expenses related party	199,151
Other (Decrease) increase in deferred revenue	14,750	33,000
Other (Decrease) increase in customer deposits	(56,585)	267,221
Net Cash Used In Operating Activities	(2,224,168)	(1,442,899)

Cash Flows from Investing Activities
Purchase property plant and equipment	(8,000)	-
Cash Flows Used In Investing Activities	(8,000)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(4,370)	(5,013)
Payments on notes payable	(277,685)	(218,295)
Payments on notes payable related party	(375,000)	-
Proceeds from notes payable and lines of credit	598,024	755,868
Proceeds from notes payable related party	192,950
Stock issued for cash	2,099,199	907,377
Cash Flows Provided By Financing Activities	2,233,118	1,439,937

Net (Decrease) Increase in Cash and Cash Equivalents	950	(2,962)
Cash and Cash Equivalents at Beginning of Period	6,456	9,418
Cash and Cash Equivalents at End of Period	$7,406	$6,456

Supplemental Cashflow Information:
Interest Paid	$543,220	$328,862
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for Services	$-	$353,140
Shares issued for Accounts payable paid in shares	$-	$35,368
Shares issued for preferred conversions	$80,000	$-
Shares issued for note conversions	$-	$171,635

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,252,478 and a working capital deficit of $6,785,689 and a net loss of $2,555,983 for the year ended December 31, 2019. The company also had an accumulated deficit of $14,215,718 as of December 31, 2019 and used $2,224,168 in net cash from operating activities for the year ended December 31, 2019. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

CETY has implemented a new Enterprise Resource planning software by Microsoft providing accurate and timely information to support a more robust and efficient supply chain. The operational leadership is continually working on lowering the cost of manufacturing and identifying lower cost regions to support higher margins of our products.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

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

Accounts Receivable

We grant credit to our customers located within the United States of America; and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2019, and December 31, 2018, we had a reserve for potentially un-collectable accounts of $82,000 and $57,000. Five (5) customers accounted for approximately 98% of accounts receivable at December 31, 2019. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. For the year ended December 31, 2019, our bad debt expense was $128,463 compared to $50,000 for the same period in 2018. This increase was mainly due to increase a bad debt write off $103,463 and an increase in reserve for bad debt of $25,000. We also had one customer that accounted for 74% and 2 customers that accounted for 92% of our accounts receivable December 31, 2019. We also had one customer that accounted for 59% of our revenue for the year ended December 31, 2019.

Lease asset

As of December 31, 2019, and 2018 we had a lease asset that was purchased from General electric with a value of $1,309,527, however due the the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2020 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2019 and December 31, 2018, we had a reserve for potentially obsolete inventory of $250,000.

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

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).

Performance Obligations Satisfied Over Time

FASB ASC 606-10-25-27 through 25-29, 25-36 through 25-37, 55-5 through 55-10

An entity transfers control of a good or service over time and satisfies a performance obligation and recognizes revenue over time if one of the following criteria is met:

a. The customer receives and consumes the benefits provided by the entity’s performance as the entity performs (as described in FASB ASC 606-10-55-5 through 55-6).

b. The entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced (as described in FASB ASC 606-10-55-7).

c. The entity’s performance does not create an asset with an alternative use to the entity (see FASB ASC 606-10-25-28), and the entity has an enforceable right to payment for performance completed to date (as described in FASB ASC 606-10-25-29).

Performance Obligations Satisfied at a Point in Time

FASB ASC 606-10-25-30

If a performance obligation is not satisfied over time, the performance obligation is satisfied at a point in time. To determine the point in time at which a customer obtains control of a promised asset and the entity satisfies a performance obligation, the entity should consider the guidance on control in FASB ASC 606-10-25-23 through 25-26. In addition, it should consider indicators of the transfer of control, which include, but are not limited to, the following:

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In Addition a) the company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

The following five steps are applied to achieve that core principle for our HRS and Cety Europe Divisions:

●	Identify the contract with the customer
●	Identify the performance obligations in the contract

●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when the company satisfies a performance obligation

The following steps are applied to our legacy engineering and manufacturing division:

●	We generate a quotation
●	We receive Purchase orders from our customers.
●	We build the product to their specification
●	We invoice at the time of shipment
●	The terms are typically Net 30 days

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2019 and 2018 we had $47,750 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2020. There is an additional ~$150,000 to be billed for labor/installation/commissioning services per the customer contracts outstanding as of 12/31/19.

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

The carrying amounts of the Company’s financial instruments as of December 31 2018 and 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$245,988	$245,988

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$320,794	$320,794

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2019, we had outstanding common shares of 753,907,656 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at December 31, 2019 and 2018 were 641,349,437 and 553,354,983, respectively. As of December 31, 2019, we had convertible notes, convertible into approximately 411,446,077 of additional common shares, outstanding preferred shares convertible into 8,125,000 , calculated @ $.08 of additional common shares and 174,250,000 common stock warrants convertible into an additional. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2019 and 2018.

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

Selected Financial Data:

	Years ended December 31,
	2019	2018
Net Sales
Engineering and Manufacturing	513,919	567,417
Clean Energy HRS	1,012,895	752,783
CETY Europe	83,194	10,971
Total Sales	1,610,008	1,331,171

Segment income and reconciliation before tax
Engineering and Manufacturing	150,741	56,231
Clean Energy HRS	428,445	457,978
CCETY Europe	78,040	6,473
Total Segment income	657,226	520,682

Reconciling items
General and Administrative expense	(382,871)	(232,571)
Salaries	(802,951)	(740,146)
Professional fees	(130,709)	(142,234)
Travel	(246,078)	(114,534)
Consulting	(73,443)	(79,084)
Bad debt expense	(128,463	(50,000)
Facility lease	(305,883)	(280,239)
Depreciation	(41,437)	(52,444)
Share Based Expense	-	(353,140)
Change in derivative liability	216,269	116,259
Gain / (Loss) on disposition of assets	-	2,389
Interest Expense	(1,317,643)	(1,404,955)
Net Loss before income tax	(2,555,983)	(2,810,017)

	December 31, 2019	December 31, 2019
Total Assets
Electronics Assembly	1,877,916	1,029,129
Clean Energy HRS	2,405,628	1,777,354
Cety Europe	23,679	11,636
Total Assets	4,307,223	2,818,119

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the year ended December 31, 2019 and 2018 we had $0 and $353,140 respectively, in share-based expense, due to the issuance of common stock. As of December 31, 2019, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2019 using a Federal Tax Rate of 21%.

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

As of December 31, 2019, we had a net operating loss carry-forward of approximately $(5,366,000) and a deferred tax asset of $1,126,860 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,126,860). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2019 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2019	December 31, 2018
Deferred Tax Asset	$1,126,860	$515,944
Valuation Allowance	(1,126,860)	(515,944)
Deferred Tax Asset (Net)	$-	$-

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

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. This note was assigned to MGW Investments.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses [codified as Accounting Standards Codification Topic (ASC) 326]. ASC 326 adds to US generally accepted accounting principles (US GAAP) the current expected credit loss (CECL) model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. This will become effective in January 2023 and will have minimal impact on the company.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2019	December 31, 2017
Accounts Receivable	$1,370,258	$564,261
Less Reserve for uncollectable accounts	(82,000)	(57,000)
Accounts Receivable (Net)	$1,288,258	$507,261

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2019	December 31, 2017
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2019 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2019	December 31, 2018
Raw Material	$848,464	$952,214
Work in Process	31,740	9,680
Total	880,204	961,894
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$630,204	$711,894

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2019	December 31, 2018
Capital Equipment	$1,350,794	$1,342,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,351,763)	(1,322,203)
Net Fixed Assets	$74,467	$96,027

Our Depreciation Expense for the years ended December 31, 2019 and 2018 was $29,560 and $40,567 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2019	December 31, 2018
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(51,467)	(39,590)
Net Intangible Assets	$1,241,620	$1,253,497

Our Amortization Expense for the years ended December 31, 2019 and 2018 was $11,877 and 11,877 respectively.

NOTE 7 – ACCRUED EXPENSES

	December 31, 2019	December 31, 2018

Accrued Wages	$192,227	$224,514
Accrued Interest	607,736	466,425
Accrued Interest Related party	248,838	123,394
Customer Deposits	309,230	365,815
Accrued Payable to GE - TSA	972,231	972,231
Accrued Rents and Moving Expenses	123,626	123,626
	$2,453,888	$2,276,005

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2019 the outstanding balance was $36,500. Subsequently, on January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On November 11, 2013, we entered in to an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2019, the outstanding balance was $1,602,549 compared to $1,170,462 at December 31, 2018.

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

February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is not convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On August 12, 2019 this note was paid in full. The fair value of the convertible feature was $513,829, we recorded a debt discount of $138,000 and an additional loss of $375,828. As of December 31, 2019 the un-amortized debt discount was $0. The total amortized debt discount expense was $138,000.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on October 10, 2019. The fair value of the convertible feature was $55,604, we recorded a debt discount of $53,000 and an additional loss of $2,604. As of December 31, 2019 the un-amortized debt discount was $0. The total amortized debt discount expense was $53,000.

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently that note was paid in full on May 1, 2020. The fair value of the convertible feature was $97,471, we recorded a debt discount of $97,471 and an additional loss of $0. As of December 31, 2019 the un-amortized debt discount was $80,647. The total amortized debt discount expense was $16,824.

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 85% to 92% and a risk-free interest rate range of 1.60% to 1.64%. The remaining derivative liabilities were:

	December 31, 2019	December 31, 2018
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$320,794	$245,988

Derivative Liability December 31, 2018	$245,988
Additions	666,904
Fair market value adjustments	(592,098)
Derivative Liability December 31, 2019	320,794

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

Year	Lease Payment
2020	$241,884
2021	$249,132
2022	$256,608
2023	$44,052
Imputed Interest	$40,181
Net Lease Liability	$831,857

Our lease expense for the years ended December 31, 2019 and 2018 was $305,883 and $280,239 respectively.

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate and the company is utilizing the transition relief and “running off” on current leases.

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

Mr. Bennett will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater. Subsequently on March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company. As a result, Mr. Bennett is no longer entitled to any severance benefits.

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

On August 28, 2018, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 800,000,000. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2018.

On June 10, 2019, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 2,000,000,000. The amendment effecting the increase in our authorized capital was effective on September 27, 2019.

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

On October 9, 2018 we issued 884,195 shares at a purchase price of .04 per share for payment of an accounts payable in the amount of $35,367.

February 13, 2019, we issued 20,000,000 at a purchase price of $.0131 per share to Kambiz Mahdi our CEO as additional compensation accrued for in 2018 in the amount of $262,000.

In the first quarter of 2019, we signed agreements to issue 4,000,000 shares of common stock valued at $.015 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued.

We also recorded a $60,000 inducement fee (relating to the Preferred series D estoppel agreement and discounted conversion terms) to account for the difference in the fair value which was offset to retained earnings.

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

On September 19, 2019 we entered into a stock purchase agreement for 250,000 units at a purchase price of $.02 a unit for an aggregate price of $5,000 to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were included in the shares to be issued as of September 30, 2019 and were subsequently issued on October 15, 2019.

On December 5, 2019 we issued 5,000,000 units at a purchase price of $.015 per unit for an aggregate price of $75,000 to an accredited investor in a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share.

On January 21, 2020 our Registration Statement on Form 1-A was qualified with the Securities and Exchange Commission, under which we may offer up to 300,000,000 shares of our common stock at a purchase price of $.03 per share. As of the date hereof, 4,523,333 shares of common stock have been issued thereunder.

Subsequently on January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

Subsequently on February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019 there were 753,907,656 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 20,000,000 shares of preferred stock, par value $0.001 per share. Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

We also recorded a $60,000 inducement fee (in exchange for the “standoff” and estoppel agreement and discounted conversion terms) to account for the difference in the fair value which we offset to retained earnings.

Subsequently on February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

Warrants

A summary of warrant activity for the periods is as follows:

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

On September 19, 2019 we entered into a stock purchase agreement for 250,000 units to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement. The shares were included in the shares to be issued as of September 30, 2019 and were subsequently issued on October 15, 2019.

On December 5, 2019 we issued 5,000,000 units to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2018	-	$-	-	$-
Issued	174,250,000	$0.04	174,250,000	$0.04
Exercised	-	-	-
Expired	-	-	-	-
Outstanding December 31, 2019	174,250,000	$0.04	174,250,000	$0.04

Stock Options

We currently have no outstanding stock options

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

On February 15, 2018 we issued 9,200,000 at a purchase price of .0053 per share as additional compensation in the amount of $48,760.

On October 18, 2018 we entered into an at will employment agreement with Kambiz Mahdi our CEO. This agreement may be terminated at any time. As part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

On January 10, 2019 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $25,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of January 10, 2020. On May 28, 2019 this note was paid in full.

On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000.

Subsequently on March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,950, with no terms or interest rate. The outstanding balance on this advance on December 31, 2019 is $169,950.

NOTE 13 - WARRANTY LIABILITY

For the year ended December 31, 2018 and 2019 there was no change in our warranty liability.

NOTE 14 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies and financial markets, leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock.

On January 21, 2020, we received our “Notice of Qualification” for our form 1-A.

On January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On February 3, 2020 we issued 3,690,000 shares of our common stock under our Reg A offering at $.03 per share. These shares are unrestricted and free trading.

On February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock.

On March 17, 2020 we issued 833,333 shares of our common stock under our Reg A offering at $.03 per share. These shares are unrestricted and free trading.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2019.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

Quarterly Events

None.

Subsequent Events

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock.

On January 21, 2020, we received our “Notice of Qualification” for our form 1-A.

On January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On February 3, 2020 we issued 3,690,000 shares of our common stock under our Reg A offering at $.03 per share. These shares are unrestricted and free trading.

On February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock.

On March 17, 2020 we issued 833,333 shares of our common stock under our Reg A offering at $.03 per share. These shares are unrestricted and free trading.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

The Corporation has not entered into any compensatory agreement with any of the newly appointed directors at this time but may do so in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2019.:

Name	Age	Position
Kambiz Mahdi	55	President, CEO, Director
John Bennett	59	CFO
Wang Jun	53	Director
Lin Shuangan	32	Director
Lyu Yongsheng	67	Director
Calvin Pang	35	Director

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Mr. Kambiz Mahdi, age 55, served as President and Chief Executive Officer of the Company from 1996 until December of 2005 and again from July 2009 until present. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Mahdi to serve as a director because he is our Chief Executive Officer and has served in various executive roles with our company for 14 years, with a focus on electrical design & manufacturing, sales and operations and his insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of engineering and manufacturing industry and relationships with chief executives and other senior management at technology companies. Our Board of Directors believes that Mr. Mahdi brings a unique and valuable perspective to our Board of Directors.

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

Mr. Jun Wang, age: 53. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. We believe that Mr. Wang is well qualified to serve as a member of our Board of Directors due to his extensive experience in the clean energy business in China and his ability to open potential markets to the company in Asia.

Mr. Yongsheng Lyu. age: 68. Mr. Lyu has acted as an independent project consultant for Taiyu (Shenyang) Energy Technology Co., Ltd. since 2009. From 2003 to 2009, he served as the Executive Director of the Mianyang City Civil Aviation Administration Greening Company. From 1996 to 2003, he was the General Manager of Mianyang Township Enterprise Supply and Marketing Corporation. Mr. Lyu graduated from Jilin University with a bachelor’s degree in engineering. We believe that Mr. Lyu is well qualified to serve as a member of our Board of Directors due to his extensive experience in engineering, sales and marketing and his ability to assist the company in expanding its markets into Asia.

Mr. Calvin Pang. age: 35. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business at Washington University in St. Louis with a bachelor’s degree in business and finance. We believe that Mr. Pang is well qualified to serve as a member of our Board of Directors due to his extensive experience in U.S. and Asian corporate finance and may assist us in developing relationships with financial institutions.

Each director holds office until the earlier of his or her death, resignation, removal from office by the stockholders, or his or her respective successor is duly elected and qualified. There are no arrangements or understandings between any of our nominees or directors and any other person pursuant to which any of our nominees or directors have been selected for their respective positions. No nominee or director is related to any executive officer or any other nominee or director.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2019. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors. We did not hold an annual meeting in 2019.

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

Director Independence

We had a four-member Board of Directors in 2019 of which two members are independent directors.

Committees of our Board of Directors

We have no standing committees of our Board of Directors at the current time, which is due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our Company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee. The functions that these committees will perform are currently being performed by our Board of Directors.

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

Compensation of Directors

The key objective of our non-employee directors’ compensation program is to attract and retain highly qualified directors with the necessary skills, experience and character to oversee our management. We currently use equity-based compensation to compensate our directors due to our restricted cash flow position; however, we may in the future provide cash compensation to our directors. The use of equity-based compensation is designed to recognize the time commitment, expertise and potential liability relating to active Board service, while aligning the interests of our Board of Directors with the long-term interests of our shareholders.

In addition to the compensation provided to our non-employee director, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.

Fiscal Years 2019 and 2018 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2019 and 2018.

Fiscal Years 2019 and 2018 Equity Compensation

Yearly Restricted Share Awards

Under the terms of the discretionary restricted share unit grant provisions of our 2006 Incentive Stock Plan and our 2011 Omnibus Incentive Plan, which we refer to as the 2006 Plan and 2011 Plan, respectively, each non-employee director is eligible to receive grants of restricted common stock share awards at the discretion of our Board of Directors. These yearly restricted share unit awards vest in full on the grant date..

For the year ended December 31, 2019 there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2019 or 2018.

Director Summary Compensation in Fiscal Years 2018 and 2019

The following table sets forth the fiscal years 2018, and 2019 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Calvin Pang 2018	$-	$-	$-
Calvin Pang 2019	$-	$-	$-

Jun Wang 2018	$-	$-	$-
Jun Wang 2019	$-	$-	$-

Yongsheng Lyu 2018	$-	$-	$-
Yongsheng Lyu 2019	$-	$-	$-

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2019, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2019, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2019, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of MGWI which filed a late Form 4. .

Item 11. Executive Compensation.

The following table sets forth the fiscal year 2019 and 2018 compensation for:

●	Kambiz Mahdi, our Chief Executive Officer; and
●	John Bennett, our Chief Financial Officer

The executive officers included in the Summary Compensation Table are referred to in this Form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis.”

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)(3)	($)(4)	($)	($)	($)	($)	($)
Kambiz Mahdi (1)	2018	$275,000	$-	$310,760	$-	$-	$-	$-	$585,760
Chief Executive Officer	2019	$275,000	$-	$-	$-	$-	$-	$-	$275,000

John Bennett (2)	2018	$140,000	$-	$-	$-	$-	$-	$-	$140,000
Chief Financial Officer	2019	$171,000	$-	$-	$-	$-	$-	$-	$171,000

1)	On October 18, 2018 we entered into an at will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2018 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

2)	On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000. Subsequently on March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company.

3)	There were no bonuses paid or accrued for any executives for fiscal years 2019 and 2018.

Outstanding Equity Awards at 2019 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2019.

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

On October 18, 2018 we entered into an at-will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation.

Mr. Bennett will receive an annual compensation of $140,000 per year, subject to annual increases based on the greater of the consumer price index or 5.0% to take into account annual cost of living increases and also subject to such increases as may from time to time be determined by the Board of the Directors of the Company. Mr. Bennett will also receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater. On September 1, 2017 Mr. Bennett’s employment agreement automatically renewed for an additional five years. On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000. Subsequently on March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company.

Potential Payments upon Termination or Change of Control

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

Mr. Bennett will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Bennett would have been entitled to receive through the remainder or the Employment Period or two (2) years, whichever is greater. On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000. Subsequently on March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company. As a result, Mr. Bennett is not entitled to any severance benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of April 30, 2020 the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 762,130,989 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626. We need to footnote how the voting rights are allocated and add them to the number of shares.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
MGW Investments I Limited	1,086,476,334	78.84
ETI Partners IV LLC	57,380,323	7.53%
Cyberfuture One LP (1)	54,444,170	6.89

Officers and Directors
Calvin Pang(2)	1,086,476,334	78.84%
Kambiz Mahdi – Director and CEO (3)	42,601,618	5.59%
John Bennett – Former Director and CFO	1,359,200	0.18%
All directors and officers as a group	1,130,437,152	82.03%

1) Conversion to shares of Common Stock is calculated based on 58% of the lowest closing bid price of our common stock for the 15 days ended on April 30, 2020, or $.0148 per share.

2) Calvin Pang has voting and investment power over all of our common stock held by MGW Investment I Limited (“MGWI”). MGWI holds 470,462,668 shares of common stock, convertible promissory notes which can be converted into 448,013,667 shares of Common Stock and warrants to purchase 168,000,000 shares of Common Stock.

3) The shares of common stock are held directly by the Kambiz and Bahareh Mahdi Living Trust and indirectly by Kambiz Mahdi and Bahareh Mahdi as Trustees.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a four-member Board of Directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, 2 of our directors can be deemed an “independent directors.”

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

Review of Related Person Transactions

Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors, such as:

●	Business transaction between the company and any executive are prohibited, unless otherwise approved by the Board;
●	Activities that may interfere with an executive’s performance in carrying out company responsibilities;
●	Activities that call for the use of the company’s influence, resources or facilities; and
●	Activities that may discredit the name or reputation of the company.

We have various procedures in place to identify potential related person transactions, and the Board of Directors and a separate compliance committee work together in reviewing and considering whether any identified transactions or relationships are covered by the Code of Business Conduct and Ethics.

Transactions with Related Persons

Please see note 10 in the notes to the Financial statement for a discussion on transactions with related parties.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2019 and December 31, 2018 are set forth in the table below:

Services:	2019	2018
Audit Fees (1)	$48,254	$50,528
Audit Related Fees (2)	-	-
Tax Fees (3)	4,500	3,885
All Other fees	-	-
Total	$52,754	$54,413

(1)	Audit fees billed in 2019 and 2018 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2018 and 2019 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2018 and December 31, 2019 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 27th day of May, 2020.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer
Date:	May 27, 2020

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer
Date:	May 27, 2020

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kambiz Mahdi, and his attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
(principal executive officer)
By:	Kambiz Mahdi
Date:	May 27, 2020

/s/ Calvin Pang		Director
By:	Calvin Pang
Date:	May 27, 2020

/s/ Jun Wang		Director
By:	Jun Wang
Date:	May 27, 2020

/s/ Yongsheng Lyu		Director
By:	Yongsheng Lyu
Date:	May 27, 2020

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities.

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019)).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104*	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020.

10.105*	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020.

10.106*	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020

10.107*	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019.

10.108*	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019.

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

