Form 10-K/A
period 2019-12-31
Clean Energy Technologies, Inc.
filed 2020-06-04
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

Form 10-K

Part II

Part III

EXPLANATORY NOTE

This Annual Report on Form 10-K is being amended solely for the purpose of including the information set forth under the heading,  “Reliance On Relief Order.” In addition, in accordance with applicable rules and regulations promulgated by the Securities and Exchange Commission, this Form 10-K/A an updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2,  32.1 and 32.2.  Other than as stated above, this Form 10-K/A continues to speak as of December 31, 2019 or (where applicable) as of the date of the original filing of the Annual Report on Form 10-K (“Original Filing”), and the information in this Form 10-K/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.  This amended Form 10-K/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing.

RELIANCE ON RELIEF ORDER.

On March 30, 2020 we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended),  we, among other things,  extended the time of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”), until no later than July 1, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Annual Report could not be filed timely.

On May 14, 2020, we filed for an extension to the filing deadline of the Annual Report. We filed our Annual Report pursuant to the Relief Order and extension, on May 28, 2020.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Annual Report and had to avail ourselves of the Relief Order because COVID-19 caused severe disruptions in our operations and the operations of our professional advisors. This has, in turn, delayed the Company’s ability to complete the Report. In particular, the stay at home orders in various states impacted our employees, and the staff or our professional advisors, in assembling the financial and operational information required to be presented in the Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 4th day of June, 2020.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer
Date:	June 4, 2020

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer
Date:	June 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

By: /s/ Kambiz Mahdi		Chief Executive Officer and Director
(principal executive officer)
Kambiz Mahdi
Date:	June 4, 2020

By: /s/ *		Chief Financial Officer & Director
Calvin Pang
Date:	June 4, 2020

By: /s/ *		Director
Jun Wang
Date:	June 4, 2020

By: /s/ *		Director
Yongsheng Lyu
Date:	June 4, 2020

By: /s/ Kambiz Mahdi
Date:	June 4, 2020	Attorney & Agent In Fact pursuant to the power of attorney dated May 28, 2020 included on the signature page of the Annual Report on Form 10-K filed on May 28, 2020

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019)).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104

Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (included as Exhibit 10.104 of the Annual Report on Form 10-K filed on May 28, 2020).

10.105

Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (included as Exhibit 10.105 of the Annual Report on Form 10-K filed on May 28, 2020).

72

10.106

Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (included as Exhibit 10.106 of the Annual Report on Form 10-K filed on May 28, 2020)

10.107

Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (included as Exhibit 10.107 of the Annual Report on Form 10-K filed on May 28, 2020).

10.108

Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (included as Exhibit 10.108 of the Annual Report on Form 10-K filed on May 28, 2020).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of Subsidiaries (included as Exhibit 21.1 of the Annual Report on Form 10-K filed on May 28, 2020)

24.1	Power of Attorney (included on the Signature Page of the Annual Report on Form 10-K filed on May 28, 2020)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

