Form 10-Q
period 2020-03-31
Clean Energy Technologies, Inc.
filed 2020-06-30
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	THREE MONTHS ENDED MARCH 31, 2020 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of June 23, 2020, there were 762,895,515 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

RELIANCE ON RELIEF ORDER.

On May 15, 2020 we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended),  we, among other things,  extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”), until no later than July 1, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because COVID-19 caused severe disruptions in our operations and the operations of our professional advisors. This has, in turn, delayed the Company’s ability to complete the Report. In particular, the stay at home orders in various states impacted our employees, and the staff or our professional advisors, in assembling the financial and operational information required to be presented in the Annual Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

You should also read any other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2020 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(Unaudited)	(audited)
	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash	$501,459	$7,406
Accounts receivable - net	1,220,564	1,288,258
Lease receivable asset	217,584	217,584
Inventory	523,457	630,204
Total Current Assets	2,463,064	2,143,452
Property and Equipment - Net	67,993	74,467

Goodwill	747,976	747,976
License	354,322	354,322
Patents	136,352	139,322
Right of use asset - long term	771,149	822,284
Other Assets	25,400	25,400
Total Non Current assets	2,103,192	2,163,771
Total Assets	$4,566,256	$4,307,223

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$1,480
Accounts payable	1,703,830	1,587,989
Accrued Expenses	582,371	503,849
Customer Deposits	82,730	309,230
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	47,750
Derivative Liability	586,749	320,794
Facility Lease Liability - current	205,592	201,297
Line of Credit	1,692,126	1,617,086
Notes payable - GE	2,400,214	2,386,234
Convertible Notes Payable (net of discount of 156,548 and 80,647 respectively)	411,362	373,249
Related Party Notes Payable (net of discount of 0 and 29,227 Respectively	1,597,582	1,480,183
Total Current Liabilities	9,395,556	8,929,141
Long-Term Debt:
Facility Lease Liability - long term	577,751	630,560
Net Long-Term Debt	577,751	630,560
Total Liabilities	9,973,307	9,559,701

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 5,700 and 6,500 outstanding as of March 31, 2020 and December 31, 2019, respectively	570,000	650,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 762,130,989 and 753,907,656 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	762,132	753,909
Additional paid-in capital	7,790,109	7,559,331
Accumulated deficit	(14,529,292)	(14,215,718)
Total Stockholders’ (Deficit)	(5,407,051)	(5,252,478)
Total Liabilities and Stockholders’ Deficit	$4,566,256	$4,307,223

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three months ended March 31,

(Unaudited)

	2020	2019
Sales	$858,816	$224,363
Cost of Goods Sold	343,277	149,177
Gross Profit	515,539	75,186

General and Administrative
General and Administrative expense	95,720	60,642
Salaries	209,547	203,303
Travel	29,158	40,117
Professional Fees	21,887	4,019
Facility lease and Maintenance	110,455	82,034
Depreciation and Amortization	9,443	11,763
Total Expenses	476,210	401,878
Net Profit / (Loss) From Operations	39,329	(326,692)

Change in derivative liability	(130,994)	(159,733)
Gain / (Loss) on debt settlement’	22,221	-
Interest and Financing fees	(244,130)	(240,352)
Net Profit / (Loss) Before Income Taxes	(313,574)	(726,777)
Income Tax Expense	-	-
Net Profit / (Loss)	$(313,574)	$(726,777)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	758,170,513	566,027,100

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

March 31, 2020

(unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2018	555,582,656	$555,584	7,500	$750,000	$262,000	$5,236,457	$(11,599,735)	$(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

Shares to be issued	-	-	-	-	932,680	1,066,520	-	1,999,200
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Shares issued for cash	500,000	500	-	-	-	9,500	-	10,000
Prefered shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Net Loss							(841,795)	(841,795)
June 30, 2019	580,157,656	580,159	6,500	650,000	932,680	6,710,402	(13,228,307)	(4,355,066)

Shares to be issued	168,000,000	168,000			(932,680)	764,680		-
Shares issued for cash	500,000	500				9,500		10,000
Subscriptions Received		-			5,000	-		5,000
Net Loss							(658,688)	(658,688)
September 30, 2019	748,657,656	748,659	6,500	650,000	5,000	7,484,582	(13,886,995)	(4,998,754)

Shares to be issued		-			-	-		-
Shares issued for cash	250,000	250			(5,000)	4,750		-
Subscriptions Received	5,000,000	5,000			-	70,000		75,000
Net Loss							(328,723)	(328,723)
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,718)	(5,252,477)

Shares issued for debt conversion	1,700,000	1,700			-	32,300		34,000
Shares issued for cash	4,523,333	4,523				120,477		125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000		-
Net Loss							(313,574)	(313,574)
March 31, 2020	762,130,989	$762,132	5,700	$570,000	$-	$7,790,109	$(14,529,292)	$(5,407,051)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31,

(Unaudited)

	2020	2019
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(313,574)	$(726,777)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,443	11,763
Gain on debt settlement	(22,221)	-
Financing fees and debt discount	68,010	-
Change in derivative liability	130,994	253,576
Changes in assets and liabilities:
(Increase) decrease in right of use asset	51,135	-
(Increase) decrease in lease liability	(48,514)	-
(Increase) decrease in accounts receivable	67,694	(54,359)
(Increase) decrease in inventory	106,747	(32,010)
(Increase) decrease in other assets		-
(Decrease) increase in accounts payable	115,841	89,435
Other (Decrease) increase in accrued expenses	91,300	118,195
Other (Decrease) increase in accrued expenses related party	23,889
Other (Decrease) increase in deferred revenue	(14,750)	14,750
Other (Decrease) increase in customer deposits	(226,500)	(6,585)
Net Cash Provided by (Used In) Operating Activities	39,493	(332,012)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(1,480)	373
Proceeds from notes payable and lines of credit	271,040	326,215
Proceeds from notes payable related party	60,000
Stock issued for cash	125,000	-
Cash Flows Provided By Financing Activities	454,560	326,588

Net (Decrease) Increase in Cash and Cash Equivalents	494,053	(5,424)
Cash and Cash Equivalents at Beginning of Period	7,406	6,456
Cash and Cash Equivalents at End of Period	$501,459	$1,032

Supplemental Cashflow Information:
Interest Paid	$75,040	$106,368
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$134,961	$138,000
Shares issued for preferred conversions	$80,000	$-
Shares issued for debt conversion conversions	$34,000	$-

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2020, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2019, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and three months ended March 31, 2020, are not necessarily indicative of results for the entire year ending December 31, 2020.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,407,051 and a working capital deficit of $6,932,492 and a net loss of $313,574 for the three months ended March 31, 2020. The company also had an accumulated deficit of $14,529,292 as of March 31, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts of $82,000 and $82,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant. The three months ended March 31, 2020; our bad debt expense was $0 compared to $0 for the same period in 2019. accounts receivable March 31, 2020.

Lease asset

As of March 31, 2020, and 2019 we had a lease asset that was purchased from General electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2020 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2020, and December 31, 2019, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2020 and December 31, 2019 we had $33,000 and $47,750 of deferred revenue, which is expected to be recognized in the third quarter of year 2020. There is an additional ~$150,000 to be billed for labor/installation/commissioning services per the customer contracts outstanding as of 12/31/19.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility range of 90% to 112% and using a risk free interest rate of .15%

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

The carrying amounts of the Company’s financial instruments as of March 31, 2020 and December 31, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$320,794	$320,794

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2020	$–	$–	$586,749	$586,749

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2020, we had outstanding common shares of 762,130,989 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at March 31, 2020 and 2019 were 758,170,513 and 566,027,100, respectively. As of March 31, 2020, we had convertible notes and related party convertible notes, convertible into approximately 498,211,169 of additional common shares, outstanding preferred shares convertible into 8,125,000, calculated @ $.08 of additional common shares and 174,250,000 common stock warrants convertible into an additional. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three months ended March 31, 2020 and 2019.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy Engineering and Manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Prior to December 31, 2015 we only had one reporting segment.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	For the three months ended March 31,
	2020	2019
Net Sales
Engineering and Manufacturing	107,567	151,633
Clean Energy HRS	748,750	25,448
Cety Europe	2,499	47,282
Total Sales	858,816	224,363

Segment income and reconciliation before tax
Engineering and Manufacturing	26,606	25,141
Clean Energy HRS	486,434	17,835
Cety Europe	2,499	32,210
Total Segment income	515,539	75,186

Reconciling items
General and administrative expense	(95,720)	(60,642)
Salaries	(209,547)	(203,303)
Travel	(29,158)	(40,117)
Professional fees	(21,887)	(4,019)
Facility lease	(110,455)	(82,034)
Depreciation	(9,443)	(11,763)
Change in derivative liability	(130,994)	(159,733)
Gain debt settlement	22,221	-
Interest Expense	(244,130)	(240,352)
Net Loss before income tax	(313,574)	(726,777)

	March 31, 2020	December 31, 2019
Total Assets
Electronics Assembly	1,851,175	1,877,916
Clean Energy HRS	2,696,079	2,405,628
Cety Europe	19,002	23,679
Total Assets	4,566,256	4,307,223

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The three months ended March 31, 2020 and 2019 we had $0 and $0 respectively, in share-based expense, due to the issuance of common stock. As of March 31, 2020, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense the three months ended March 31, 2020 using a Federal Tax Rate of 21%.

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

As of March 31, 2020, we had a net operating loss carry-forward of approximately $(5,679,574) and a deferred tax asset of $1,192,711 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,192,711). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2020	December 31, 2019
Deferred Tax Asset	$1,192,711	$1,126,860
Valuation Allowance	(1,192,711)	(1,126,860)
Deferred Tax Asset (Net)	$-	$-

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, total liabilities or stockholders’ equity as previously reported. We reclassified accrued interest and other accrued expenses to the respective note’s payable accounts. See Note 8 for the GE liability, convertible notes payable and note 12 regarding the related party disclosure

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates. The Company has no expectation that any of these items will have a material effect upon the financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses [codified as Accounting Standards Codification Topic (ASC) 326]. ASC 326 adds to US generally accepted accounting principles (US GAAP) the current expected credit loss (CECL) model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. This will become effective in January 2023 and the impact on the company is under evaluation.

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2020	December 31, 2019
Accounts Receivable	$1,302,564	$1,370,258
Less Reserve for uncollectable accounts	(82,000)	(82,000)
Accounts Receivable (Net)	$1,220,564	$1,288,258

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

Note 3 – Lease Asset

	March 31, 2020	December 31, 2019
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2020 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2020	December 31, 2019
Raw Material	$745,012	$848,464
Work in Process	28,445	31,740
Total	773,457	880,204
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$523,457	$630,204

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2020	December 31, 2019
Capital Equipment	$1,350,794	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,358,237)	(1,351,763)
Net Fixed Assets	$67,993	$74,467

Our Depreciation Expense the three months ended March 31, 2020 and 2019 was $6,474 and $8,794 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2020	December 31, 2019
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(54,437)	(51,467)
Net Intangible Assets	$1,238,650	$1,241,620

Our Amortization Expense the three months ended March 31, 2020 and 2019 was $2,969 and $2,969 respectively.

NOTE 7 – ACCRUED EXPENSES

	March 31, 2020	December 31, 2019
Accrued Payroll	$261,801	$192,227
Accrued Interest	320,570	311,620
Total accrued expenses	$582,371	$503,847

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of March 31, 2020, the outstanding balance was $36,500. Subsequently, on January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of 19,721. As a result, we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2020, the outstanding balance was $1,692,126 compared to $1,617,086 at December 31, 2019.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly installments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2019, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

Total Liability to GE

	March 31, 2020	December 31, 2019
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	227,981	214,001
Total	$2,400,214	$2,386,234

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

On February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is not convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On August 12, 2019 this note was paid in full. The fair value of the convertible feature was $513,829, we recorded a debt discount of $138,000 and an additional loss of $375,828. As of March 31, 2020 the un-amortized debt discount was $0. The total amortized debt discount expense was $138,000.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on October 10, 2019. The fair value of the convertible feature was $55,604, we recorded a debt discount of $53,000 and an additional loss of $2,604. As of March 31, 2020 the un-amortized debt discount was $0. The total amortized debt discount expense was $53,000.

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently that note was paid in full on May 1, 2020. The fair value of the convertible feature was $97,471, we recorded a debt discount of $97,471 and an additional loss of $0. As of March 31, 2020, the un-amortized debt discount was $46,821. The total amortized debt discount expense was $33,826 for the three months ended March 31, 2020 and $16,824 for the year ended December 31, 2019

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $87,560, we recorded a debt discount of $87,560. As of March 31, 2020, the un-amortized debt discount was $67,649. The total amortized debt discount expense was $19,910 for the three months ended March 31, 2020.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $47,401, we recorded a debt discount of $47,401. As of March 31, 2020, the un-amortized debt discount was $42,076. The total amortized debt discount expense was $5,325 for the three months ended March 31, 2020.

Total due to Convertible Notes

	March 31, 2020	December 31, 2019
Total convertible notes	$491,285	$371,785
Accrued Interest	$76,626	$82,111
Debt Discount	$(156,549)	$(80,647)
Total	$411,362	$373,249

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

Derivative Liabilities on Convertible Loans:
Derivative Liability December 31, 2019	$320,794
Additions	134,961
Fair market value adjustments	130,994
Derivative Liability March 31, 2020	586,749

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

Future minimum lease payments as of March 31, 2020 are:

Year	Lease Payment
2020	$181,413
2021	$249,132
2022	$256,608
2023	$44,052
Imputed Interest	$52,138
Net Lease Liability	$783,343

Our Building expense for the three months s ended March 31, 2020 and 2019 was $110,455 and $82,034 respectively.

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

On June 8, 2020, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $2,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 764,526 Shares of common stock as an inducement fee.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2020, there were 762,130,989 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The following are primary terms of the Series D Preferred Stock. The Series D Preferred holders were initially entitled to be paid a special monthly divided at the rate of 17.5% per annum. Initially, the Series D Preferred Stock was also entitled to be paid special dividends in the event cash dividends were not paid when scheduled. If the Company does not pay the dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a special dividend of an additional 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one-year (1) year holding period, by sending the Company a notice to convert. The conversion rate is equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred Stock is redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends, provided, that if the Company gave notice to the investors that it was not in a financial position to redeem the Series D Preferred, the Company and the Series D Preferred holders are obligated to negotiate in good faith for an extension of the redemption period. The Company timely notified the investors that it was not in a financial position to redeem the Series D Preferred and the Company and the investors have engaged in ongoing negotiations to determine an appropriate extension period. The Company may elect to redeem the Series D Preferred Stock any time at a price equal to initial purchase price plus all accrued but unpaid dividends, subject to the investors’ right to convert, by providing written notice about its intent to redeem. Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019	174,250,000	$0.04	174,250,000	$0.04
Issued	-	-	-	-
Exercised	-	-	-
Expired	-	-	-	-
Outstanding March 31, 2020	174,250,000	$0.04	174,250,000	$0.04

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

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2019 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature.

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

On October 18, 2018 we entered into an at will employment agreement with Kambiz Mahdi our CEO. This agreement may be terminated at any time. As part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; the three months ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,950, with no terms or interest rate. In the first quarter of 2020 they advanced an additional $60,000, The outstanding balance on these advances on March 31, 2020 is $227,950.

Total Related Party Debt

	March 31, 2020	December 31, 2019
Total related party notes	$1,320,572	$1,260,572
Accrued Interest	$277,010	$248,838
Debt Discount	$-	$(29,227)
Total	$1,597,582	$1,480,183

NOTE 13 - WARRANTY LIABILITY

The three months ended March 31, 2020 and 2019 there was no change in our warranty liability. Due to the lack of historical warranty cost, any potential change to the warranty accrual is not material.

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

On June 8, 2020, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $2,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”)

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Description of the Company

We specialize in renewable energy & energy efficiency systems design, manufacturing and project implementation. We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We provided engineering and manufacturing electronics services to original equipment manufacturers (OEMs) of clean energy, industrial, automotive, semiconductor, medical, communication, military, and high technology products.

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

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division.

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

Clean Energy HRS (HRS)

We design, build and deliver power from wasted heat generated by industrial heating systems, reciprocating engines and waste to energy plants to produce environmentally friendly energy at competitive prices using our Clean CycleTM heat generators acquired from General Electric International. Our initial principal product is the Clean CycleTM heat generator, offered through our wholly owned subsidiary Heat Recovery Solutions, (HRS). The Clean CycleTM generator captures waste heat from a variety of sources and turns it into zero emission electricity. By using our Clean CycleTM generator commercial and industrial heat generators boost their overall energy efficiency and the savings created provide our customers with a fast return on their investment. The Clean CycleTM saves fuel, reduces pollution and requires very little maintenance. Please see a more detailed discussion of the products and services in the Clean Energy HRS Products and services overview business overview below.

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

Engineering and Manufacturing

The Engineering and Manufacturing business was our core legacy business until we acquired the Heat Recovery Solutions technology and business assets from GE. We consolidated the Probe Manufacturing, now named Clean Energy Technologies, Inc with the Clean Energy HRS, LLC. to support a few legacy electronics manufacturing customers and support the electronics manufacturing portion of our newly acquired technology from General Electric by Clean Energy HRS, LLC. Although this is not our core focus nor do we intend to grow this segment, we still derive a revenue stream to help offset a portion of the overhead and it provides in house manufacturing of the Clean Cycle electronics products. This segment also provides manufacturing services to customers in the medical and aerospace industries. The services provided are contract in nature and are built the customers specification. They supply the design and component specifications. We purchase the components and manufacture the assemblies.

Summary of Operating Results the three months Ended March 31, 2020 Compared to the Year Ended December 31, 2019

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,407,051 and a working capital deficit of $6,932,492 and a net loss of $313,574 for the three months ended March 31, 2020. The company also had an accumulated deficit of $14,529,292 as of March 31, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended March 31, 2020; we had a net loss of $313,574 compared to a net loss of $726,777 for the same period in 2019. The decrease in the net loss in 2019 was mainly due to the increase in revenue. The three months ended March 31, 2020; our revenue was $858,816 compared to $224,363 for the same period in 2019. For the three months ended March 31, 2020, our gross margin was 65% compared to 34% for the same period in 2019 mainly due to the decrease in material cost for the two-unit sale from the HRS segment. For the three months ended March 31, 2020, our operating expense was $476,210 compared to $401,878 for the same period in 2019. The three months ended March 31, 2020; we had a net gain from operations of $39,329 compared to a net loss from operations of $(326,692) for the same period in 2019.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three months Ended March 31, 2020 Compared to the three months ended March 31, 2019

Net Sales

The three months ended March 31, 2020; our total revenue was $858,816, compared to $224,363 for the same period in 2019. The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division (Electronic Assembly).

Segment breakdown

The three months ended March 31, 2020, our revenue from Engineering and Manufacturing was $107,567 compared to $151,633 for the same period in 2019. The decrease was due to a drop in orders from one customer in 2020.

The three months ended March 31, 2020, our revenue from HRS was $748,750 compared to $25,448 for the same period in 2018. The increase in revenue from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019.

The three months ended March 31, 2020, our revenue from Cety Europe was $2,499 compared to $47,282 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus in Italy.

Gross Profit

The three months ended March 31, 2020; our gross profits increased to $515,539 (65%) from $75,186 (34%) for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The three months ended March 31, 2020, our gross profit from Engineering and Manufacturing was $26,606 compared to $25,141 for the same period in 2019. This increase from the Electronic Assembly Segment was mainly due increase in prices with the existing customers.

The three months ended March 31, 2020, our gross profit from HRS was $486,434 compared to $17,835 for the same period in 2019. The increase from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019 and the lower than normal cost of material due to the inventory that was acquired from GE and the associated purchase price allocation.

The three months ended March 31, 2020, our gross profit from Cety Europe was $2,499 compared to $32,210 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus in Italy.

Selling, General and Administrative (SG&A) Expenses

The three months ended March 31, 2020; our SG&A expense was $95,720 compared to $60,642 for the same period in 2019. This increase was mainly due to increases in insurance expenses, advertising and promotion, License and permits and additional expenses associated with the commissioning of the Marshal Island installation acquired from GE.

Salaries Expense

The three months ended March 31, 2020; our Salaries expense was $209,547 compared to $203,303 for the same period in 2019.

Travel Expense

The three months ended March 31, 2020; our Salaries expense was $29,158 compared to $40,117 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus.

Facility Lease and Maintenance Expense

The three months ended March 31, 2020; our Facility Lease expense was $110,455 compared to $82,034 for the same period in 2019. This increase was due to the increase in our lease payments and building maintenance expense in our Costa Mesa facility.

Depreciation and Amortization Expense

The three months ended March 31, 2020, our depreciation and amortization expense was $9,443 compared to $11,763 for the same period in 2019, which remained relatively unchanged.

Professional fees Expense

The three months ended March 31, 2020; our Professional fees expense was $21,887 compared to $4,019 for the same period in 2019. The increase was mainly due to the in our legal and accounting fees related to the Filing of our form 1A and in our audit related fees.

Net Gain (Loss) from operations

The three months ended March 31, 2020, our net gain from operations was $39,329 compared to net loss from operations of $326,692 for the same period in 2019. This increase was primarily due to the higher revenues, higher gross profits discussed above and higher efficiency for the three months ended March 31, 2020.

Change in Derivative Liability

The three months ended March 31, 2020; we had a loss on derivative liability of $130,994 compared to $159,733 for the same period in 2019.

Gain on debt settlement

The three months ended March 31, 2020 we recognized a gain on debt settlement in the amount of $22,221 compared to $0 three months ended March 31, 2019.

Interest and Finance Fees

The three months ended March 31, 2020 interest and finance fees were $244,130 compared to $240,352 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount derived from the beneficial conversion features.

Net Income / Loss

The three months ended March 31, 2020; our net loss was $313,574 compared to net loss of $726,777 for the same period in 2019. This decrease was primarily due to the higher revenues and gross margins in 2020, higher efficiencies and lower interest expense.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

The three months ended March 31, 2020

	2020	2019
Net Cash provided / (Used) In Operating Activities	39,493	(332,012)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	454,560	326,588
Net (Decrease) Increase in Cash and Cash Equivalents	494,053	(5,424)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on May 28, 2020 and amended on June 4, 2020, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities

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

On June 8, 2020, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $2,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 764,526 Shares of common stock as an inducement fee.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Three months ended March 31, 2020 Report on Form 10-Q are included, or incorporated by reference, in this Three months ended March 31, 2020ly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 29th day of June 2020

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: June 29, 2020

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: June 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)

Date: June 29, 2020

Page 36 of 36