Form 10-Q
period 2020-06-30
Clean Energy Technologies, Inc.
filed 2020-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	THREE MONTHS ENDED JUNE 30, 2020 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of August 12, 2020, there were 765,895,515 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTC.QB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2020 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(Unaudited)	(audited)
	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash	$6,907	$7,406
Accounts receivable - net	1,202,154	1,288,258
Lease receivable asset	217,584	217,584
Inventory	566,278	630,204
Total Current Assets	1,992,923	2,143,452
Property and Equipment - Net	61,519	74,467

Goodwill	747,976	747,976
License	354,322	354,322
Patents	133,383	139,322
Right of use asset - long term	718,652	822,284
Other Assets	25,400	25,400
Total Non Current assets	2,041,252	2,163,771
Total Assets	$4,034,175	$4,307,223

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$1,480
Accounts payable	1,519,415	1,587,989
Accrued Expenses	633,127	503,849
Customer Deposits	82,730	309,230
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	47,750
Derivative Liability	336,396	320,794
Facility Lease Liability - current	205,592	201,297
Line of Credit	1,718,760	1,617,086
Notes payable - PPL	110,700	-
Notes payable - GE	2,414,194	2,386,234
Convertible Notes Payable (net of discount of $75989 and $80,647 respectively)	390,807	373,249

Related Party Notes Payable (net of discount of $0 and $29,227 Respectively	1,590,754	1,480,183
Total Current Liabilities	9,135,475	8,929,141
Long-Term Debt:
Facility Lease Liability - long term	525,254	630,560
Net Long-Term Debt	525,254	630,560
Total Liabilities	9,660,729	9,559,701

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 5,700 and 6,500 outstanding as of June 30, 2020 and December 31, 2019, respectively	570,000	650,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 762,895,515 and 753,907,656 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	762,896	753,909
Additional paid-in capital	7,799,345	7,559,331
Accumulated deficit	(14,758,795)	(14,215,718)
Total Stockholders’ (Deficit)	(5,626,554)	(5,252,478)
Total Liabilities and Stockholders’ Deficit	$4,034,175	$4,307,223

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three and six months ended June 30,

(Unaudited)

	Three months ended		six months ended
	2020	2019	2020	2019
Sales	$155,997	$104,168	$1,014,812	$328,531
Cost of Goods Sold	93,30	62,055	436,607	211,232
Gross Profit	62,667	42,113	578,206	117,299

General and Administrative
General and Administrative expense	155,576	111,686	251,296	184,645
Salaries	176,215	204,564	385,762	407,867
Travel	11,658	58,305	40,816	86,107
Professional Fees	55,464	66,669	77,351	70,685
Facility lease and Maintenance	83,181	80,818	193,636	162,852
Depreciation and Amortization	9,443	11,764	18,886	23,528
Total Expenses	491,537	533,806	967,747	935,684
Net Profit / (Loss) From Operations	(428,870)	(491,693)	(389,542)	(818,385)

Change in derivative liability	250,353	54,803	119,359	(104,930)
Gain / (Loss) on debt settlement and write off’	217,644	-	239,865	-
Interest and Financing fees	(268,629)	(404,905)	(512,759)	(645,257)
Net Profit / (Loss) Before Income Taxes	(229,502)	(841,795)	(543,077)	(1,568,572)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(229,502)	$(841,795)	$(543,077)	$(1,568,572)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	762,265,411	573,121,330	760,217,962	579,698,041

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

June 30, 2020

(unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2018	555,582,656	$555,584	7,500	$750,000	$262,000	$5,236,457	$(11,599,735)	$(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

Shares to be issued	-	-	-	-	932,680	1,066,520	-	1,999,200
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Shares issued for cash	500,000	500	-	-	-	9,500	-	10,000
Preferred shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Net Loss							(841,795)	(841,795)
June 30, 2019	580,157,656	580,159	6,500	650,000	932,680	6,710,402	(13,228,307)	(4,355,066)

Shares to be issued	168,000,000	168,000			(932,680)	764,680		-
Shares issued for cash	500,000	500				9,500		10,000
Subscriptions Received		-			5,000	-		5,000
Net Loss							(658,688)	(658,688)
September 30, 2019	748,657,656	748,659	6,500	650,000	5,000	7,484,582	(13,886,995)	(4,998,754)

Shares to be issued		-			-	-		-
Shares issued for cash	250,000	250			(5,000)	4,750		-
Subscriptions Received	5,000,000	5,000			-	70,000		75,000
Net Loss							(328,724)	(328,724)
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,719)	(5,252,478)

Shares issued for debt conversion	1,700,000	1,700			-	32,300		34,000
Shares issued for cash	4,523,333	4,522				120,478		125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000		-
Net Loss							(313,574)	(313,574)
March 31, 2020	762,130,989	$762,131	5,700	$570,000	$-	$7,790,110	$(14,529,293)	$(5,407,052)

Shares issued for S1 commitment	764,526	765				9,235		10,000
								-
Net Loss							(229,502)	(229,502)
June 30, 2020	762,895,515	$762,896	5,700	$570,000	$-	$7,799,345	$(14,758,795)	$(5,626,554)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30,

	2020	2019
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(543,077)	$(1,568,572)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,886	23,527
Gain on debt settlement	(239,865)	-
Shares issued for S1 commitment	10,000	-
Change in debt discount and Financing fees	298,462	570,996
Change in derivative liability	(119,359)	(104,930)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	103,632	(917,097)
(Increase) decrease in lease liability	(101,011)	917,097
(Increase) decrease in accounts receivable	86,104	78,343
(Increase) decrease in inventory	63,926	(55,636)
(Increase) decrease in other assets	-	-
(Decrease) increase in accounts payable	(68,572)	25,265
Other (Decrease) increase in accrued expenses	293,842	80,707
Other (Decrease) increase in accrued expenses related party	23,889	(53,830)
Other (Decrease) increase in deferred revenue	(14,750)	14,750
Other (Decrease) increase in customer deposits	(226,500)	(56,585)
Net Cash Provided by (Used In) Operating Activities	(414,393)	(1,045,965)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(1,480)	(5,850)
Payment on notes payable	(103,000)	(458,000)
Proceeds from notes payable and lines of credit	368,374	454,487
Proceeds from notes payable related party	25,000	-
Stock issued for cash	125,000	2,009,200
Cash Flows Provided By Financing Activities	413,894	1,999,837

Net (Decrease) Increase in Cash and Cash Equivalents	(499)	953,872
Cash and Cash Equivalents at Beginning of Period	7,406	6,456
Cash and Cash Equivalents at End of Period	$6,907	$960,328

Supplemental Cashflow Information:
Interest Paid	$142,184	$217,878
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$134,961	$138,000
Shares issued for preferred conversions	$80,000	$80,000
Shares issued for debt conversion conversions	$34,000	$-

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three months ended June 30, 2020, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2019, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of results for the entire year ending December 31, 2020.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,626,554 and a working capital deficit of $7,142,552 and a net loss of $229,502 for the three months ended June 30, 2020. The company also had an accumulated deficit of $14,758,795 as of June 30, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank, at times we may exceed the FDIC limits. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts of $82,000 and $82,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant. The three and six months ended June 30, 2020; our bad debt expense was $0 compared to $0 for the same period in 2019. accounts receivable June 30, 2020.

Lease asset

As of June 30, 2020, and December 31, 2019 we had a lease asset that was purchased from General electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2020 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2020, and December 31, 2019, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2020 and December 31, 2019 we had $33,000 and $47,750 of deferred revenue, which is expected to be recognized in the third quarter of year 2020. There is an additional ~$150,000 to be billed for labor/installation/commissioning services per the customer contracts outstanding as of June 30, 2020 and December 31, 2019.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2020 and December 31, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$320,794	$320,794

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2020	$–	$–	$336,396	$336,396

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2020, we had outstanding common shares of 762,895,896 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2020 and 2019 were 762,265,411 and 573,121,330, respectively. As of June 30, 2020, we had convertible notes and related party convertible notes, convertible into approximately 507,650,818 of additional common shares, outstanding preferred shares convertible into 71,250, calculated @ $.08 of additional common shares and 174,250,000 common stock warrants convertible into an additional. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three and six months ended June 30, 2020 and 2019.

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

Selected Financial Data:

	For the six months ended June 30,
	2020	2019
Net Sales
Manufacturing and Engineering	250,854	226,206
Clean Energy HRS	749,034	46,137
Cety Europe	14,924	56,188
Total Sales	1,014,812	328,531

Segment income and reconciliation before tax
Manufacturing and Engineering	83,723	38,720
Clean Energy HRS	486,585	37,463
Cety Europe	7,898	41,116
Total Segment income	578,206	117,299

Reconciling items
General and administrative expense	(251,296)	(175,202)
Salaries	(385,762)	(407,867)
Travel	(40,816)	(86,107)
Professional fees	(77,351)	(70,685)
Facility lease	(193,636)	(162,852)
Depreciation	(18,886)	(32,971)
Change in derivative liability	119,359	(104,930)
Gain debt settlement	239,865	-
Interest Expense	(512,759)	(645,257)
Net Loss before income tax	(543,077)	(1,568,572)

	June 30, 2020	December 31, 2019
Total Assets
Manufacturing and Engineering	1,808,569	1,877,916
Clean Energy HRS	2,257,972	2,405,628
Cety Europe	20,733	23,679
Total Assets	4,087,274	4,307,223

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The three months ended June 30, 2020 and 2019 we had $0 and $0 respectively, in share-based expense, due to the issuance of common stock. As of June 30, 2020, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the months ended June 30, 2020 using a Federal Tax Rate of 21%.

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

As of June 30, 2020, we had a net operating loss carry-forward of approximately $(5,909,077) and a deferred tax asset of $1,240,906 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,240,906). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2020	December 31, 2019
Deferred Tax Asset	$1,240,906	$1,126,860
Valuation Allowance	(1,240,906)	(1,126,860)
Deferred Tax Asset (Net)	$-	$-

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

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are in the process of evaluating the impact to the company.

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2020	December 31, 2019
Accounts Receivable	$1,284,154	$1,370,258
Less Reserve for uncollectable accounts	(82,000)	(82,000)
Accounts Receivable (Net)	$1,202,154	$1,288,258

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

Note 3 – Lease Asset

	June 30, 2020	December 31, 2019
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2020 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2020	December 31, 2019
Raw Material	$764,277	$848,464
Work in Process	52,001	31,740
Total	816,278	880,204
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$566,278	$630,204

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2020	December 31, 2019
Capital Equipment	$1,350,794	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,364,711)	(1,351,763)
Net Fixed Assets	$61,519	$74,467

Our Depreciation Expense the three months ended June 30, 2020 and 2019 was $6,474 and $8,794 respectively.

Our Depreciation Expense the six months ended June 30, 2020 and 2019 was $12,948 and $17,590 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2020	December 31, 2019
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(57,406)	(51,467)
Net Intangible Assets	$1,235,681	$1,241,620

Our Amortization Expense the three months ended June 30, 2020 and 2019 was $2,969 and $2,969 respectively.

Our Amortization Expense the six months ended June 30, 2020 and 2019 was $5,938 and $5,938 respectively.

NOTE 7 – ACCRUED EXPENSES

	June 30, 2020	December 31, 2019

Accrued Payroll	$280,736	$172,371
Accrued VAT Taxes	23,271	19,856
Accrued Interest	329,120	311,620
Total accrued expenses	$633,127	$503,847

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of June 30, 2020, the outstanding balance was $36,500. Subsequently, on January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of $19,721. As a result, we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2020, the outstanding balance was $1,718,760 compared to $1,617,086 at December 31, 2019.

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

Total Liability to GE

	June 30, 2020	December 31, 2019
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	241,961	214,001
Total	$2,414,194	$2,386,234

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to a combination of our inability to raise sufficient capital as expected and our belief that we are entitled to a reduction in purchase price we paid. We are in the process of negotiations with General Electric.

On May 4, 2020 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due May 4, 2022 for $110,700, with an interest rate of 1%. This note payment in full is due May 4, 2022 and also has the possibility of forgiveness.

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

As of Jun 30, 2020 the outstanding balance due was $91,600

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

On February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is not convertible six months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On August 12, 2019 this note was paid in full. The fair value of the convertible feature was $513,829, we recorded a debt discount of $138,000 and an additional loss of $375,828. As of June 30, 2020 the un-amortized debt discount was $0. The total amortized debt discount expense was $138,000.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on October 10, 2019. The fair value of the convertible feature was $55,604, we recorded a debt discount of $53,000 and an additional loss of $2,604. As of June 30, 2020 the un-amortized debt discount was $0. The total amortized debt discount expense was $53,000.

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently that note was paid in full on May 1, 2020. The fair value of the convertible feature was $97,471, we recorded a debt discount of $97,471 and an additional loss of $0. As of June 30, 2020, the un-amortized debt discount was $0. The total amortized debt discount expense was $80,647 for the six months ended June 30, 2020 and $16,824 for the year ended December 31, 2019. On April 28, 2020 this note was paid in full.

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $87,560, we recorded a debt discount of $87,560. As of June 30, 2020, the un-amortized debt discount was $45,760. The total amortized debt discount expense was $109,450 for the six months ended June 30, 2020. Subsequently on July 7, 2020 this note was paid in full.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $47,401, we recorded a debt discount of $47,401. As of June 30, 2020, the un-amortized debt discount was $42,076. The total amortized debt discount expense was $5,325 for the three months ended June 30, 2020.

Total due to Convertible Notes

	June 30, 2020	December 31, 2019
Total convertible notes	$383,285	$371,785
Accrued Interest	$83,511	$82,111
Debt Discount	$(75,989)	$(80,647)
Total	$390,807	$373,249

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

Derivative Liabilities on Convertible Loans:
Derivative Liability December 31, 2019	$320,794
Additions	134,961
Fair market value adjustments	(119,359)
Derivative Liability June 30, 2020	$336,396

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

Future minimum lease payments as of June 30, 2020 are:

Year	Lease Payment
2020	$120,942
2021	$249,132
2022	$256,608
2023	$44,052
Imputed Interest	$60,112
Net Lease Liability	$730,846

Our Building expense for the three months s ended June 30, 2020 and 2019 was $83,181 and $80,818 respectively.

Our Building expense for the six months s ended June 30, 2020 and 2019 was $193,636 and $162,852 respectively.

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

On June 8, 2020, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $2,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 764,526 Shares of common stock as an commitment fee, which was valued and expense in the amount of $10,000. On July 23, 2020, this Form S-1 became effective.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2020, there were 762,130,989 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

A summary of warrant activity for the periods is as follows:

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and, which expired on May 31, 2020.

On June 10, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and which expired on June 10, 2020.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019	174,250,000	$0.04	174,250,000	$0.04
Additions	-	-	-	-
Expired	168,500,000	-	168,500,000
	-	-	-	-
Outstanding June 30, 2020	5,750,000	$0.04	5,750,000	$0.04

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

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expires, which expired on May 31, 2020.

In the fourth quarter of 2019 MGW Investment I Limited, advanced $142,975, with no terms or interest rate. In the first quarter of 2020 they advanced an additional $60,000, and in the second quarter of 2020, were re-paid $35,000 The outstanding balance on these advances on June 30, 2020 is $167,975.

Total Related Party Debt

	June 30, 2020	December 31, 2019
Total related party notes	$1,285,572	$1,260,572
Accrued Interest	$305,182	$248,838
Debt Discount	$-	$(29,227)
Total	$1,590,754	$1,480,183

NOTE 13 - WARRANTY LIABILITY

For the three and six months ended June 30, 2020 and 2019 there was no change in our warranty liability. Due to the lack of historical warranty cost, any potential change to the warranty accrual is not material.

NOTE 14 – SUBSEQUENT EVENTS

On June 8, 2020, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $2,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 764,526 Shares of common stock as an inducement fee. On July 23, 2020, this Form S-1 became effective.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Inducement Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment.

On July 15, 2020 we entered into a convertible note payable for $128,000, with a maturity date of July 15, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Summary of Operating Results the three and six months Ended June 30, 2020 Compared to the Year Ended December 31, 2019

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,626,554 and a working capital deficit of $7,142,552 and a net loss of $229,503 for the three months ended June 30, 2020. The company also had an accumulated deficit of $14,758,795 as of June 30, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended June 30, 2020; we had a net loss of $229,502 compared to a net loss of $841,795 for the same period in 2019. The decrease in the net loss in 2020 was mainly due to the increase in revenue in 2020 and the gain from debt settlement and write down, and the change in derivative liability. The three months ended June 30, 2020; our revenue was $155,997 compared to $104,168 for the same period in 2019. For the three months ended June 30, 2020, our gross margin was 40.1% compared to 40% for the same period in 2019. For the three months ended June 30, 2020, our operating expense was $491,537 compared to $533,806 for the same period in 2019. For the three months ended June 30, 2020; we had a loss from operations of $428,870 compared to 491,693 for the same period in 2019.

The six months ended June 30, 2020; we had a net loss of $543,077 compared to a net loss of $1,568,572 for the same period in 2019. The decrease in the net loss in 2019 was mainly due to the increase in revenue in 2020 and the gain from debt settlement and write down, and the change in derivative liability. The six months ended June 30, 2020; our revenue was $1,014,812 compared to $328,531 for the same period in 2019. For the six months ended June 30, 2020, our gross margin was 57% compared to 36% for the same period in 2019. For the six months ended June 30, 2020, our operating expense was $967,747 compared to $935,684 for the same period in 2019. For the six months ended June 30, 2020; we had a loss from operations of $389,542 compared to 818,385 for the same period in 2019.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three months Ended June 30, 2020 Compared to the three months ended June 30, 2019

Net Sales

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division (Electronic Assembly).

The three months ended June 30, 2020; our total revenue was $155,996, compared to $104,168 for the same period in 2019.

The six months ended June 30, 2020; our total revenue was $1,014,812, compared to $328,531 for the same period in 2019.

Segment breakdown

The three months ended June 30, 2020, our revenue from Engineering and Manufacturing was $143,287 compared to $74,573 for the same period in 2019. The was due to an increase in orders from one customer in 2020.

The three months ended June 30, 2020, our revenue from HRS was $284 compared to $20,689 for the same period in 2019.

The three months ended June 30, 2020, our revenue from Cety Europe was $12,425 compared to $8,906 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus in Italy.

The six months ended June 30, 2020, our revenue from Engineering and Manufacturing was $250,845 compared to $226,206 for the same period in 2019. The was due to an increase in orders from one customer in 2020.

The six months ended June 30, 2020, our revenue from HRS was $749,034 compared to $46,137 for the same period in 2018. The increase in revenue from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019.

The six months ended June 30, 2020, our revenue from Cety Europe was $14,924 compared to $56,188 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus in Italy.

Gross Profit

The three months ended June 30, 2020; our gross profits increased to $62,667 from $42,113 for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

The six months ended June 30, 2020; our gross profits increased to $578,206 from $117,299 for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The three months ended June 30, 2020, our gross profit from Engineering and Manufacturing was $57,117 compared to $13,579 for the same period in 2019. This increase from the Electronic Assembly Segment was mainly due increase in prices with the existing customers.

The three months ended June 30, 2020, our gross profit from HRS was $151 compared to $19,628 for the same period in 2019. The decrease from the HRS segment was mainly due to no revenue in 2020.

The three months ended June 30, 2020, our gross profit from Cety Europe was $5,399 compared to $8,906 for the same period in 2019.

The six months ended June 30, 2020, our gross profit from Engineering and Manufacturing was $83,723 compared to $38,720 for the same period in 2019. This increase from the Electronic Assembly Segment was mainly due increase in prices with the existing customers.

The six months ended June 30, 2020, our gross profit from HRS was $486,585 compared to $37,463 for the same period in 2019. The increase from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019 and the lower than normal cost of material due to the inventory that was acquired from GE and the associated purchase price allocation.

The six months ended June 30, 2020, our gross profit from Cety Europe was $7,897 compared to $41,116 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus in Italy.

Selling, General and Administrative (SG&A) Expenses

The three months ended June 30, 2020; our SG&A expense was $155,576 compared to $111,686 for the same period in 2019. This increase was mainly due to increases in insurance expenses, advertising and promotion, License and permits and additional expenses associated with the commissioning of the Marshal Island installation acquired from GE.

The six months ended June 30, 2020; our SG&A expense was $251,296 compared to $184,645 for the same period in 2019. This increase was mainly due to increases in insurance expenses, advertising and promotion, License and permits and additional expenses associated with the commissioning of the Marshal Island installation acquired from GE.

Salaries Expense

The three months ended June 30, 2020; our Salaries expense was $176,215 compared to $204,564 for the same period in 2019. The decrease was mainly due to the decrease in officer salaries.

The six months ended June 30, 2020; our Salaries expense was $385,762 compared to $407,867 for the same period in 2019. The decrease was mainly due to the decrease in officer salaries.

Travel Expense

The three months ended June 30, 2020; our travel expense was $11,658 compared to $58,305 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus.

The six months ended June 30, 2020; our travel expense was $40,816 compared to $86,107 for the same period in 2019. The decrease in revenue was mainly due to the impact of the Covid 19 virus.

Facility Lease and Maintenance Expense

The three months ended June 30, 2020; our Facility Lease expense was $83,181 compared to $80,818 for the same period in 2019. This increase was due to the increase in our lease payments and building maintenance expense in our Costa Mesa facility.

The six months ended June 30, 2020; our Facility Lease expense was $193,636 compared to $162,852 for the same period in 2019. This increase was due to the increase in our lease payments and building maintenance expense in our Costa Mesa facility.

Depreciation and Amortization Expense

The three months ended June 30, 2020, our depreciation and amortization expense was $9,443 compared to $11,764 for the same period in 2019, which remained relatively unchanged.

The six months ended June 30, 2020, our depreciation and amortization expense was $18,886 compared to $23,528 for the same period in 2019, which remained relatively unchanged.

Professional fees Expense

The three months ended June 30, 2020; our Professional fees expense was $55,464 compared to $66,669 for the same period in 2019.

The six months ended June 30, 2020; our Professional fees expense was $77,351 compared to $70,685 for the same period in 2019. The increase was mainly due to the in our legal and accounting fees related to the Filing of our form 1A and in our audit related fees.

Net (Loss) from operations

The three months ended June 30, 2020, our net loss from operations was $428,871 compared to net loss from operations of $491,693 for the same period in 2019. This decrease was primarily due to the higher revenues, higher gross profits discussed above and higher efficiency for the three months ended June 30, 2020.

The six months ended June 30, 2020, our net loss from operations was $389,542 compared to net loss from operations of $818,385 for the same period in 2019. This decrease was primarily due to the higher revenues, higher gross profits discussed above and higher efficiency for the three months ended June 30, 2020.

Change in Derivative Liability

The three months ended June 30, 2020; we had a gain on derivative liability of $250,353 compared to $54,803 for the same period in 2019.

The six months ended June 30, 2020; we had a gain on derivative liability of $119,359 compared to a net loss on derivative liability of $104,930 for the same period in 2019.

Gain on debt settlement

The three months ended June 30, 2020 we recognized a gain on debt settlement in the amount of $217,644 compared to $0 for the three months ended June 30, 2019. This was due to the write off of time barred debt

The six months ended June 30, 2020 we recognized a gain on debt settlement in the amount of $239,865 compared to $0 for the six months ended June 30, 2019. This was due to the write off of time barred debt

Interest and Finance Fees

The three months ended June 30, 2020 interest and finance fees were $268,629 compared to $404,905 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount derived from the beneficial conversion features.

The six months ended June 30, 2020 interest and finance fees were $512,759 compared to $645,257 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount derived from the beneficial conversion features.

Net Income / Loss

The three months ended June 30, 2020; our net loss was $229,503 compared to net loss of $841,795 for the same period in 2019. This decrease was primarily due to the higher revenues and gross margins in 2020, higher efficiencies, lower interest expense and the gain on debt write off and gain on derivative liability.

The six months ended June 30, 2020; our net loss was $543,077 compared to net loss of $1,568,572 for the same period in 2019. This decrease was primarily due to the higher revenues and gross margins in 2020, higher efficiencies, lower interest expense and the gain on debt write off and gain on derivative liability.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

The six months ended June 30, 2020

	2020	2019
Net Cash provided / (Used) In Operating Activities	(414,393)	(1,045,965)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	413,894	1,999,837
Net (Decrease) Increase in Cash and Cash Equivalents	(499)	953,872

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 2. Unregistered Sales of Equity Securities

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 168,000,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.0119 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $.04 per share of Common Stock and expired on May 31, 2020.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Three months ended June 30, 2020 Report on Form 10-Q are included, or incorporated by reference, in this Three months ended June 30, 2020ly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day of August 2020

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: August 14, 2020

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: August 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)

Date: August 14, 2020

Page 35 of 35