Form 10-Q
period 2020-09-30
Clean Energy Technologies, Inc.
filed 2020-11-23
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT DATED SEPTEMBER 30, 2020 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2020

or

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

As of November 19, 2020, there were 782,560,049 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTC.QB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2020 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(Unaudited)	(audited)
	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash	$27,630	$7,406
Accounts receivable - net	1,241,200	1,288,258
Lease receivable asset	217,584	217,584
Inventory	550,860	630,204
Total Current Assets	2,037,274	2,143,452
Property and Equipment - Net	55,045	74,467

Goodwill	747,976	747,976
License	354,322	354,322
Patents	130,414	139,322
Right of use asset - long term	667,040	822,284
Other Assets	25,400	25,400
Total Non Current assets	1,980,197	2,163,771
Total Assets	$4,017,471	$4,307,223

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$1,480
Accounts payable	1,487,837	1,587,989
Accrued Expenses	590,274	503,849
Customer Deposits	82,730	309,230
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	47,750
Derivative Liability	420,687	320,794
Facility Lease Liability - current	214,395	201,297
Line of Credit	1,710,127	1,617,086
Notes payable - PPL	110,700	-
Notes payable - GE	2,428,174	2,386,234
Convertible Notes Payable (net of discount of $146,701 and $80,647 respectively)	588,004	373,249
Related Party Notes Payable (net of discount of $0 and $29,227 Respectively	1,663,725	1,480,183
Total Current Liabilities	9,429,654	8,929,141
Long-Term Debt:
Facility Lease Liability - long term	468,320	630,560
Net Long-Term Debt	468,320	630,560
Total Liabilities	9,897,974	9,559,701

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 4,500 and 6,500 outstanding as of September 30, 2020 and December 31, 2019, respectively	450,000	650,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 777,033,772 and 753,907,656 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	777,035	753,909
Additional paid-in capital	8,164,151	7,559,331
Accumulated deficit	(15,271,689)	(14,215,718)
Total Stockholders’ (Deficit)	(5,880,503)	(5,252,478)
Total Liabilities and Stockholders’ Deficit	$4,017,471	$4,307,223

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three and nine months ended September 30,

Un-audited

	Three months ended		Nine months ended
	2020	2019	2020	2019
Sales	$215,318	$126,546	$1,230,131	$455,077
Cost of Goods Sold	112,288	81,361	548,895	292,593
Gross Profit	103,030	45,185	681,236	162,484

General and Administrative
General and Administrative expense	115,527	119,176	345,629	307,260
Salaries	183,972	209,954	569,734	617,821
Travel	27,045	113,492	67,861	199,599
Professional Fees	52,034	28,186	129,385	98,871
Consulting	27,963	34,475	49,162	42,800
Facility lease and Maintenance	86,667	80,863	280,303	243,715
Depreciation and Amortization	9,443	11,764	28,329	23,528
Total Expenses	502,651	597,910	1,470,403	1,533,594
Net Profit / (Loss) From Operations	(399,621)	(552,725)	(789,167)	(1,371,110)

Change in derivative liability	88,836	292,741	208,195	185,811
Gain / (Loss) on debt settlement’ and write down	191,833	-	431,698	-
Interest and Financing fees	(393,937)	(396,704)	(906,696)	(1,041,961)
Net Profit / (Loss) Before Income Taxes	(512,889)	(656,688)	(1,055,970)	(2,227,260)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(512,889)	$(656,688)	$(1,055,970)	$(2,227,260)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	768,031,046	666,391,352	762,841,333	604,602,711

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

September 30, 2020

(unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2018	555,582,656	$555,584	7,500	$750,000	$262,000	$5,236,457	$(11,599,735)	$(4,795,694)

Shares to be issued for compensation	20,000,000	20,000			(262,000)	242,000		-
Net Loss							(726,777)	(726,777)
March 31, 2019	575,582,656	575,584	7,500	750,000	-	5,478,457	(12,326,512)	(5,522,471)

Shares to be issued	-	-	-	-	932,680	1,066,520	-	1,999,200
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Shares issued for cash	500,000	500	-	-	-	9,500	-	10,000
Prefered shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Net Loss							(841,795)	(841,795)
June 30, 2019	580,157,656	580,159	6,500	650,000	932,680	6,710,402	(13,228,307)	(4,355,066)

Shares to be issued	168,000,000	168,000			(932,680)	764,680		-
Shares issued for cash	500,000	500				9,500		10,000
Subscriptions Received		-			5,000	-		5,000
Net Loss							(658,688)	(658,688)
September 30, 2019	748,657,656	748,659	6,500	650,000	5,000	7,484,582	(13,886,995)	(4,998,754)

Shares to be issued		-			-	-		-
Shares issued for cash	250,000	250			(5,000)	4,750		-
Subscriptions Received	5,000,000	5,000			-	70,000		75,000
Net Loss							(328,724)	(328,724)
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,719)	(5,252,478)

Shares issued for debt conversion	1,700,000	1,700			-	32,300		34,000
Shares issued for cash	4,523,333	4,522				120,478		125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000		-
Net Loss							(313,574)	(313,574)
March 31, 2020	762,130,989	$762,131	5,700	$570,000	$-	$7,790,110	$(14,529,293)	$(5,407,052)

Shares issued for S1 commitment	764,526	765				9,235		10,000
								-
Net Loss							(229,507)	(229,507)
June 30, 2020	762,895,515	$762,896	5,700	$570,000	$-	$7,799,345	$(14,758,800)	$(5,626,559)

Shares issued for S1 puts	9,138,257	9,139				211,385		220,524
Conversion of Preferred Series D	3,000,000	3,000	(1,200)	(120,000)		117,000		-
Shares issued for Induement	2,000,000	2,000				36,421		38,421
								-
Net Loss							(512,889)	(512,889)
September 30, 2020	777,033,772	$777,035	4,500	$450,000	$-	$8,164,151	$(15,271,689)	$(5,880,503)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30,

Un-audited

	2020	2019
Cash Flows from Operating Activities:
Net Income / (Loss)	$(1,055,970)	$(2,227,260)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	28,329	35,291
Gain on debt settlement	(431,698)	-
Shares issued for inducement	48,421	-
Change in debt discount and Financing fees	442,560	-
Change in derivative liability and Debt Discount	(208,195)	260,582
Changes in assets and liabilities:
(Increase) decrease in right of use asset	155,244	(872,817)
(Increase) decrease in lease liability	(149,142)	879,769
(Increase) decrease in accounts receivable	47,058	63,420
(Increase) decrease in inventory	79,344	(78,895)
(Decrease) increase in accounts payable	60,234	64,054
Other (Decrease) increase in accrued expenses	214,815	73,681
Other (Decrease) increase in accrued expenses related party	23,889	97,273
Other (Decrease) increase in deferred revenue	(14,750)	14,750
Other (Decrease) increase in customer deposits	(226,500)	(56,585)
Net Cash Provided by (Used In) Operating Activities	(986,361)	(1,746,737)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(6,000)
Cash Flows Used In Investing Activities	-	(6,000)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(1,480)	(5,850)
Payment on notes payable	(156,000)	(596,000)
Proceeds from notes payable and lines of credit	818,541	503,786
Proceeds from notes payable related party	-	-
Stock issued for cash	345,524	2,024,200
Cash Flows Provided By Financing Activities	1,006,585	1,926,136

Net (Decrease) Increase in Cash and Cash Equivalents	20,224	173,399
Cash and Cash Equivalents at Beginning of Period	7,406	6,456
Cash and Cash Equivalents at End of Period	$27,630	$179,855

Supplemental Cashflow Information:
Interest Paid	$142,184	$475,966
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$134,961	$-
Shares issued for services
Shares issued for preferred conversions	$80,000	$80,000
Shares issued for debt conversion conversions	$34,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These unaudited interim consolidated financial statements as of and for the three months ended September 30, 2020, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2019, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of results for the entire year ending December 31, 2020.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,880,503 and a working capital deficit of $7,392,380  and a net loss of $512,889 for the three months ended September 30, 2020. The company also had an accumulated deficit of $15,271,689 as of September 30, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts of $82,000 and $82,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant. The three and nine months ended September 30, 2020; our bad debt expense was $0 compared to $0 for the same period in 2019.

Lease asset

As of September 30, 2020, and December 31, 2019 we had a lease asset that was purchased from General electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the first quarter of 2021 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2020, and December 31, 2019, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2020, and December 31, 2019 we had $33,000 and $47,750 of deferred revenue, which is expected to be recognized in the forth quarter of year 2020. There is an additional ~$75,000 to be billed for labor/installation/commissioning services per the customer contracts outstanding as of September 30, 2020.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2020 and December 31, 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$320,794	$320,794

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2020	$–	$–	$420,687	$420,687

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2020, we had outstanding common shares of 777,033,772 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2020 and 2019 were 768,031,046 and 666,391,352, respectively. As of September 30, 2020, we had convertible notes and related party convertible notes, convertible into approximately 544,398,805 of additional common shares, outstanding preferred shares convertible into 5,625,000, calculated @ $.08 of additional common shares and 8,000,000 common stock warrants convertible into an additional. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three and nine months ended September 30, 2020 and 2019.

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

Selected Financial Data:

	For the nine months ended September 30,
	2020	2019
Net Sales
Manufacturing and Engineering	361,697	344,905
Clean Energy HRS	823,928	46,662
CETY Europe	44,506	64,035
Total Sales	1,230,131	455,602

Segment income and reconciliation before tax
Manufacturing and Engineering	124,790	78,314
Clean Energy HRS	518,965	37,463
CETY Europe	37,481	46,707
Total Segment income	681,236	162,484

Reconciling items
General and Administrative expense	(345,629)	(307,260)
Salaries	(569,734)	(617,821)
Travel	(67,861)	(199,599)
Professional fees	(129,385)	(98,871)
Consulting	(49,162)	(42,800)
Facility lease	(280,303)	(243,715)
Depreciation	(28,329)	(23,528)
Change in derivative liability	208,195	185,811
Gain debt settlement	431,698	-
Interest Expense	(906,696)	(1,041,961)
Net Loss before income tax	(1,055,970)	(2,227,260)

	September 30, 2020	December 31, 2019
Total Assets
Electronics Assembly	1,628,124	2,116,907
Clean Energy HRS	2,271,068	1,717,316
CETY Europe	42,008	16,296
Total Assets	3,941,200	3,850,519

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The three months ended September 30, 2020 and 2019 we had $0 and $0 respectively, in share-based expense, due to the issuance of common stock. As of September 30, 2020, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the months ended September 30, 2020 using a Federal Tax Rate of 21%.

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

As of September 30, 2020, we had a net operating loss carry-forward of approximately $(6,705,252) and a deferred tax asset of $1,408,124 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,408,124). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2020	December 31, 2019
Deferred Tax Asset	$1,408,124	$1,126,860
Valuation Allowance	(1,408,124)	(1,126,860)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2020	December 31, 2019
Accounts Receivable	$1,323,200	$1,370,258
Less Reserve for uncollectable accounts	(82,000)	(82,000)
Accounts Receivable (Net)	$1,241,200	$1,288,258

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

Note 3 – Lease Asset

	September 30, 2020	December 31, 2019
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2020 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2020	December 31, 2019
Raw Material	$763,928	$848,464
Work in Process	36,932	31,740
Total	800,860	880,204
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$550,860	$630,204

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2020	December 31, 2019
Capital Equipment	$1,350,794	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,371,185)	(1,351,763)
Net Fixed Assets	$55,045	$74,467

Our Depreciation Expense the three months ended September 30, 2020 and 2019 was $6,474 and $8,794 respectively.

Our Depreciation Expense the nine months ended September 30, 2020 and 2019 was $ 28,329 and $23,528 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2020	December 31, 2019
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(60,375)	(51,467)
Net Intangible Assets	$1,232,712	$1,241,620

Our Amortization Expense the three months ended September 30, 2020 and 2019 was $2,969 and $2,969 respectively.

Our Amortization Expense the nine months ended September 30, 2020 and 2019 was $5,938 and $5,938 respectively.

NOTE 7 – ACCRUED EXPENSES

	September 30, 2020	December 31, 2019

Accrued Payroll	$222,925	$172,371
Accrued VAT Taxes	29,679	19,856
Accrued Interest	337,670	311,620
Total accrued expenses	$590,274	$503,847

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of September 30, 2020, the outstanding balance was $36,500. Subsequently, on January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of $19,721. As a result, we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2020, the outstanding balance was $1,710,127 compared to $1,617,086 at December 31, 2019.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly instalments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2019, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full.

Total Liability to GE

	September 30, 2020	December 31, 2019
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	255,941	214,001
Total	$2,428,174	$2,386,234

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

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of September 30, 2020, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of September 30, 2020, the outstanding balance due was $95,685

On December 13, 2018 we entered into a convertible note payable for $83,000, with a maturity date of December 13, 2019, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On May 28, 2019 this note was paid in full.

On February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is not convertible nine months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On August 12, 2019 this note was paid in full. The fair value of the convertible feature was $513,829, we recorded a debt discount of $138,000 and an additional loss of $375,828. As of September 30, 2020, the un-amortized debt discount was $0. The total amortized debt discount expense was $138,000.

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. This note was paid in full on October 10, 2019. The fair value of the convertible feature was $55,604, we recorded a debt discount of $53,000 and an additional loss of $2,604. As of September 30, 2020, the un-amortized debt discount was $0. The total amortized debt discount expense was $53,000.

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently that note was paid in full on May 1, 2020. The fair value of the convertible feature was $97,471, we recorded a debt discount of $97,471 and an additional loss of $0. As of September 30, 2020, the un-amortized debt discount was $0. The total amortized debt discount expense was $80,647 for the nine months ended September 30, 2020 and $16,824 for the year ended December 31, 2019. On April 28, 2020 this note was paid in full.

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $87,560, we recorded a debt discount of $87,560. As of September 30, 2020, the un-amortized debt discount was $45,760. The total amortized debt discount expense was $109,450 for the nine months ended September 30, 2020. On July 7, 2020 this note was paid in full.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. The fair value of the convertible feature was $47,401, we recorded a debt discount of $47,401. As of September 30, 2020, the un-amortized debt discount was $0. The total amortized debt discount expense was $30,226 for the nine months ended September 30, 2020.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Inducement Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognised a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267.

On July 15, 2020 we entered into a convertible note payable for $128,000, with a maturity date of July 15, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. As of September 30, 2020, the un-amortized debt discount was $61,443. The total amortized debt discount expense was $43,887 for the nine months ended September 30, 2020. This note was paid in full on October 16, 2020.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Inducement Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognised a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267.

On September 10, 2020 we entered into a convertible note payable for $63,000, with a maturity date of July 15, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. As of September 30, 2020, the un-amortized debt discount was $56,000. The total amortized debt discount expense was $7,000 for the nine months ended September 30, 2020.

Total due to Convertible Notes

	September 30, 2020	December 31, 2019
Total convertible notes	$646,085	$371,785
Accrued Interest	$88,620	$82,111
Debt Discount	$(146,701)	$(80,647)
Total	$588,004	$373,249

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 70% to 92% and a risk-free interest rate range of .15% to ..18%. The remaining derivative liabilities were:

Derivative Liabilities on Convertible Loans:
Derivative Liability December 31, 2019	$320,794
Additions	308,088
Fair market value adjustments	(208,195)
Derivative Liability September 30, 2020	$420,687

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

Future minimum lease payments as of September 30, 2020 are:

Year	Lease Payment
2020	$60,471
2021	$249,132
2022	$256,608
2023	$44,052
Imputed Interest	$44,312
Net Lease Liability	$654,575

Our Building expense for the three months ended September 30, 2020 and 2019 was $83,186 and $80,863 respectively.

Our Building expense for the nine months ended September 30, 2020 and 2019 was $276,822 and $243,715 respectively.

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

On September 30, 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 400,000,000 and in the number of our authorized preferred shares to 10,000,000. The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2017.

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

During the three months ended September 30, 2020 we issued 9,138,257 shares of common stock, under S-1 registration statement with GHS for a total of $137,351 in net proceeds and expensed $83,173 in legal and financing fees as a result.

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

Subsequently on October 14, 2020 we issued 1,871,783 shares of common stock under S-1 registration statement with GHS for a total of $28,433 in net proceeds and expensed $9,002 in legal and financing fees as a result.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2020, there were 777,033,772 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Inducement Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019	174,250,000	$0.04	174,250,000	$0.04
Additions	3,000,000	-	3,000,000.00	0.04
Expired	169,250,000	-	169,250,000
	-	-	-	-
Outstanding September 30, 2020	8,000,000	$0.04	8,000,000	$0.04

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

On October 18, 2018 we entered into an at will employment agreement with Kambiz Mahdi our CEO. This agreement may be terminated at any time. As part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result, the three months ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $142,975, with no terms or interest rate. In the first quarter of 2020 they advanced an additional $60,000, and in the second quarter of 2020, were re-paid $35,000 The outstanding balance on these advances on September 30, 2020 is $167,975.

Total Related Party Debt

	September 30, 2020	December 31, 2019
Total related party notes	$1,325,572	$1,260,572
Accrued Interest	$338,153	$248,838
Debt Discount	$-	$(29,227)
Total	$1,663.725	$1,480,183

NOTE 13 - WARRANTY LIABILITY

For the three and nine months ended September 30, 2020 and 2019 there was no change in our warranty liability. Due to the lack of historical warranty cost, any potential change to the warranty accrual is not material.

NOTE 14 – SUBSEQUENT EVENTS

On October 14, 2020 we issued 1,871,783 shares of common stock under S-1 registration statement with GHS for a total of $28,433 in net proceeds and expensed $9,002 in legal and financing fees as a result.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Inducement Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment.

On October 29, 2020 we issued 2,412,698 shares of common stock under S-1 registration statement with GHS for a total of $30 ,592 in net proceeds and expensed $12,836 in legal and financing fees as a result.

On November 12, 2020 we issued 1,241,796 shares of common stock under S-1 registration statement with GHS for a total of $15,909 in net proceeds and expensed $7,684 in legal and financing fees as a result.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Summary of Operating Results the three and nine months Ended September 30, 2020 Compared to the same period in 2019

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,880,503 and a working capital deficit of $7,397,816 and a net loss of $512,889 for the three months ended September 30, 2020. The company also had an accumulated deficit of $15,271,689 as of September 30, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended September 30, 2020; we had a net loss of $512,889 compared to a net loss of $656,688 for the same period in 2019. The decrease in the net loss in 2020 was mainly due to the increase in revenue in 2020 and the gain from debt settlement and write down. The three months ended September 30, 2020; our revenue was $215,318 compared to $126,546 for the same period in 2019. For the three months ended September 30, 2020, our gross margin was 48% compared to 36% for the same period in 2019. For the three months ended September 30, 2020, our operating expense was $502,651 compared to $597,910 for the same period in 2019. For the three months ended September 30, 2020; we had a loss from operations of $396,140 compared to 552,725 for the same period in 2019.

The nine months ended September 30, 2020; we had a net loss of $1,055,970 compared to a net loss of $2,227,260 for the same period in 2019. The decrease in the net loss in 2019 was mainly due to the increase in revenue in 2020 and the gain from debt settlement and write down. The nine months ended September 30, 2020; our revenue was $1,230,131 compared to $455,077 for the same period in 2019. For the nine months ended September 30, 2020, our gross margin was 55% compared to 36% for the same period in 2019. For the nine months ended September 30, 2020, our operating expense was $1,470,403 compared to $1,533,594 for the same period in 2019. For the nine months ended September 30, 2020; we had a loss from operations of $789,167 compared to 1,371,110 for the same period in 2019.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three months Ended September 30, 2020 Compared to the three months ended September 30, 2019

Net Sales

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division (Electronic Assembly).

The three months ended September 30, 2020; our total revenue was $215,318, compared to $126,546 for the same period in 2019.

The nine months ended September 30, 2020; our total revenue was $1,230,131, compared to $455,077 for the same period in 2019.

Segment breakdown

The three months ended September 30, 2020, our revenue from Engineering and Manufacturing was $110,841 compared to $118,699 for the same period in 2019.

The three months ended September 30, 2020, our revenue from HRS was $74,894 compared to $525 for the same period in 2019. This increase was mainly due no revenue in 2019.

The three months ended September 30, 2020, our revenue from Cety Europe was $29,582 compared to $7,847 for the same period in 2019. This increase was mainly due to the overall increase in the service revenue and additional customers.

The nine months ended September 30, 2020, our revenue from Engineering and Manufacturing was $361,695 compared to $344,905 for the same period in 2019. The was due to an increase in orders from one customer in 2020.

The nine months ended September 30, 2020, our revenue from HRS was $823,928 compared to $46,662for the same period in 2019. The increase in revenue from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019.

The nine months ended September 30, 2020, our revenue from Cety Europe was $44,506 compared to $64,035 for the same period in 2019. This decrease was mainly due to the decrease in service revenue due to the COVID-19 viruse.

Gross Profit

The three months ended September 30, 2020; our gross profits increased to $103,030 from $45,185 for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

The nine months ended September 30, 2020; our gross profits increased to $681,236 from $162,484 for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The three months ended September 30, 2020, our gross profit from Engineering and Manufacturing was $41,067 compared to $39,594 for the same period in 2019.

The three months ended September 30, 2020, our gross profit from HRS was $32,380 compared to $525 for the same period in 2019. The increase from the HRS segment was mainly due to no revenue in 2019.

The three months ended September 30, 2020, our gross profit from Cety Europe was $29,582 compared to $5,591 for the same period in 2019. This increase was mainly due to the overall increase in the service revenue and additional customers.

The nine months ended September 30, 2020, our gross profit from Engineering and Manufacturing was $124,790 compared to $78,314 for the same period in 2019. This increase from the Electronic Assembly Segment was mainly due increase in prices with the existing customers.

The nine months ended September 30, 2020, our gross profit from HRS was $518,965 compared to $37,163 for the same period in 2019. The increase from the HRS segment was mainly due to 2 units shipped in 2020 vs. the 0 units shipped in 2019 and the lower than normal cost of material due to the inventory that was acquired from GE and the associated purchase price allocation.

The nine months ended September 30, 2020, our gross profit from Cety Europe was $37,481 compared to $46,707 for the same period in 2019. This increase was mainly due to the overall increase in the service revenue and additional customers.

Selling, General and Administrative (SG&A) Expenses

The three months ended September 30, 2020; our SG&A expense was $115,527 compared to $119,176 for the same period in 2019.

The nine months ended September 30, 2020; our SG&A expense was $345,624 compared to $307,260 for the same period in 2019. This increase was mainly due to increases in insurance expenses, advertising and promotion, License and permits and additional expenses associated with the commissioning of the Marshal Island installation acquired from GE.

Salaries Expense

The three months ended September 30, 2020; our Salaries expense was $183,972 compared to $209,954 for the same period in 2019. The decrease was mainly due to the decrease in officer salaries.

The nine months ended September 30, 2020; our Salaries expense was $569,734 compared to $617,821 for the same period in 2019. The decrease was mainly due to the decrease in officer salaries.

Travel Expense

The three months ended September 30, 2020; our travel expense was $27,045 compared to $113,492 for the same period in 2019. The decrease in travel expenses was mainly due to the impact of the Covid 19 virus.

The nine months ended September 30, 2020; our travel expense was $67,861 compared to $199,599 for the same period in 2019. The decrease in travel expenses was mainly due to the impact of the Covid 19 virus.

Professional fees Expense

The three months ended September 30, 2020; our Professional fees expense was $52,034 compared to $28,186 for the same period in 2019. The increase was mainly due to the fees associated with the filing of our S-1 registration statement.

The nine months ended September 30, 2020; our Professional fees expense was $129,385 compared to $98,871 for the same period in 2019. The increase was mainly due to the in our legal and accounting fees related to the Filing of our form 1A, our S-1 registration statement and in our audit related fees.

Consulting Expense

The three months ended September 30, 2020; our consulting expense was $27,963 compared to $34,475 for the same period in 2019. This decrease was due to the decrease in the use of consultants during the period.

The nine months ended September 30, 2020; our consulting expense was $49,162 compared to $42,800 for the same period in 2019. This increase was due to the increase in the use of consultants during the period.

Facility Lease and Maintenance Expense

The three months ended September 30, 2020; our Facility Lease expense was $86,667 compared to $80,863 for the same period in 2019. This increase was due to the increase in our lease payments and building maintenance expense in our Costa Mesa facility.

The nine months ended September 30, 2020; our Facility Lease expense was $280,303 compared to $243,715 for the same period in 2019. This increase was due to the increase in our lease payments and building maintenance expense in our Costa Mesa facility.

Depreciation and Amortization Expense

The three months ended September 30, 2020, our depreciation and amortization expense was $9,443 compared to $11,764 for the same period in 2019, which remained relatively unchanged.

The nine months ended September 30, 2020, our depreciation and amortization expense was $28,329 compared to $23,528 for the same period in 2019, which remained relatively unchanged.

Net (Loss) from operations

The three months ended September 30, 2020, our net loss from operations was $396,140 compared to net loss from operations of $552,725 for the same period in 2019. This decrease was primarily due to the higher revenues, higher gross profits discussed above and higher efficiency for the three months ended September 30, 2020.

The nine months ended September 30, 2020, our net loss from operations was $785,681 compared to net loss from operations of $1,371,110 for the same period in 2019. This decrease was primarily due to the higher revenues, higher gross profits discussed above and higher efficiency for the three months ended September 30, 2020.

Change in Derivative Liability

The three months ended September 30, 2020; we had a gain on derivative liability of $88,836 compared to $292,741 for the same period in 2019.

The nine months ended September 30, 2020; we had a gain on derivative liability of $208,195 compared to $185,811 for the same period in 2019.

Gain on debt settlement

The three months ended September 30, 2020 we recognized a gain on debt settlement in the amount of $191,833 compared to $0 for the three months ended September 30, 2019. This was due to the write off of time barred debt.

The nine months ended September 30, 2020 we recognized a gain on debt settlement in the amount of $431,698 compared to $0 for the nine months ended September 30, 2019. This was due to the write off of time barred debt

Interest and Finance Fees

The three months ended September 30, 2020 interest and finance fees were $393,937 compared to $396,704 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount.

The nine months ended September 30, 2020 interest and finance fees were $906,696 compared to $1,041,691 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount.

Net Income / Loss

The three months ended September 30, 2020; our net loss was $512,889 compared to net loss of $656,688 for the same period in 2019. This decrease was primarily due to the higher revenues and gross margins in 2020, higher efficiencies, lower interest expense and the gain on debt write off and gain on derivative liability.

The nine months ended September 30, 2020; our net loss was $1,055,970 compared to net loss of $2,227,260 for the same period in 2019. This decrease was primarily due to the higher revenues and gross margins in 2020, higher efficiencies, lower interest expense and the gain on debt write off and gain on derivative liability.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

The nine months ended September 30, 2020

	2020	2019
Net Cash provided / (Used) In Operating Activities	(986,361)	(1,746,737)
Cash Flows Used In Investing Activities	-	(6,000)
Cash Flows Provided / (used) By Financing Activities	1,006,585	1,926,136
Net (Decrease) Increase in Cash and Cash Equivalents	(20,224)	173,399

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

October 15, 2019, we issued 250,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $250,000 in a private sale. We also issued 250,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expires one year from the date of the Agreement.

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

On January 21, 2020, our Registration Statement on Form 1-A was qualified with the Securities and Exchange Commission, under which we may offer up to 300,000,000 shares of our common stock at a purchase price of $.03 per share. As of the date hereof, 4,523,333 shares of common stock have been issued thereunder.

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

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2020 on Form 10-Q are included, or incorporated by reference, in this Three months ended September 30, 2020ly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day of November 2020

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: November 23, 2020

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: November 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)

Date: November 23, 2020

Page 37 of 37