Form 10-K
period 2020-12-31
Clean Energy Technologies, Inc.
filed 2021-04-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

[  ] Yes [X] No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was $4,422,013 based upon 249,831,2  31 shares held by non-affiliates and the closing price of $0.0177 per share. Accordingly, effective as of June 30, 2020, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on April 14, 2021 was 884,039,566 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAN ENERGY TECHNOLOGIES, INC.

Form 10-K

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

We recently raise $4.0 million in a Regulation A equity offering and plan to continue to raise and additional $6.0 million subject to market conditions. We plan to use the proceeds from this offering to expand and enhance our existing business, improve our balance sheet and to expand into new energy-based businesses in the U.S. and China with higher profit margins.

We entered into a manufacturing and sales agreement to design, build and operate renewable energy and waste recovery facilities. We use an ablative pyrolysis system for processing of industrial and municipal organic waste in high temperature producing renewable high heating value fuel gas and value-added chemical. The key benefits of this system are better waste sourcing and mixing flexibility, near-zero emissions, modular design, zero liquid discharge, and zero solid waste residue waste. We are focusing on applications for industrial and municipality solid waste, landfill waste, agriculture waste, and forestry waste.

We plan to build a captive financial arm that combines the customer demand for low carbon energy which we believe will compliment recent ECG investor trends for funding low carbon energy projects. Low carbon energy is becoming ever more important for sustainable development and we believe is becoming recognized as a critical path to achieve economic growth globally and sustaining living standards. We believe our efforts will improve our sales and profitability across low carbon energy projects.”

We plan to continue our expansion into global markets and have already established inroads into the Asian markets, especially China, where the market for renewable energy is the largest in the region. CETY plans to replicate various aspects of the U.S. renewable energy and waste recovery business model in China through joint ventures and minority investments with local partners. We have also identified potential vertical integration opportunities in China and plan to synergistically co-invest with local partners in midstream and downstream natural gas pipeline companies as the natural gas sector presents a huge opportunity for waste heat recovery.

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2020 and 2019.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $7,238,572 and a working capital deficit of $8,329,782 and a net loss of $3,435,764 for the year ended December 31, 2020. $1,270,099 of this loss was due to the adjustment to the derivative liability, and $1,329,230 was due to interest and finance fees. The company also had an accumulated deficit of $17,651,482 as of December 31, 2020 and used $1,392,812 in net cash from operating activities for the year ended December 31, 2020. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2020, we had current liabilities of $10,878,431. Subsequently the company has been able to raise additional capital of approximately $3,557,000 and repaid approximately $700,000 of debt. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE ARE IN DEFAULT IN OUR OBLIGATIONS TO A MAJOR CREDITORS

We are in default of $271,435 payments of principal and interest on our notes payable to Cybernaut Zfounder Ventures.

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

WE HAVE NOT MADE A PAYMENT UNDER A MATERIAL CONTRACT

We have not made a payment of $1,200,000 which is the balance of the purchase price pursuant to our asset purchase agreement with General Electric International. In addition, we have not paid an amount of $972,233 in accrued transitional fees. We believe that the outstanding amounts should have been an offset to purchase price we paid due to a misrepresentation of the values of the disclosed assets as reflected in the principal amount of the outstanding note and in the transition agreements.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial amount of convertible securities which, if converted, would result in substantial dilution to our stockholders, subsequent to the December 31, 2020 we have paid off approximately $700,000 of the none related party portion of the convertibles notes :

Convertible Notes - and Approximate common share equivalents	482,870,234
Convertible Preferred series D and approximate common share equivalents	3,701,463
Warrants and Common Stock equivalent’s	9,500,000
Total Convertible Common Stock equivalents	497,357,697

MGW Investments I Limited (“MGWI”) holds two notes, the interest and principal of which may be converted into shares of our common stock at a fixed conversion price of $.003 per share which, at the time of this  filing, equal approximately 69,068,667 shares and 407,116,667 shares respectively, or an aggregate of 476,185,333 shares. We have also issued warrants to purchase 12,286,000 shares of our common stock to other investors and convertible notes to other investors convertible into an additional 6,684,901 shares.

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

Year	Lease Payment
2021	245,508
2022	253,608
2023	172,208

Our lease expense for the years ended December 31, 2020 and 2019 was $363,643 and $305,883, respectively, which also included common area maintenance.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2020, as reported by the OTC Markets, are as follows:

2020 FISCAL YEAR	High	Low
First Quarter	$0.054	$0.011
Second Quarter	$0.025	$0.014
Third Quarter	$0.032	$0.016
Fourth Quarter	$0.075	$0.017

2019 FISCAL YEAR	High	Low
First Quarter	$0.15	$0.010
Second Quarter	$0.03	$0.016
Third Quarter	$0.032	$0.018
Fourth Quarter	$0.028	$0.016

Record Holders

As of April 14, 2021 there were 884,039,566 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 2,500 holders of record, based on information  provided by our transfer agent.

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

On April 9, 2019 we entered into a convertible note payable for $53,000, with a maturity date of April 9, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. Subsequently that note was paid in full on October 10, 2019.

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

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on April 28, 2020.

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

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“commitment fee Shares”). On December 31, 2020 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus accrued interest of $6,429. Also on February 5, 2021 the company issued 1,100,000 shares of its common stock as redemptions of 1,500,000 cashless warrants.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“commitment fee Shares”). Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants. This note was paid off as of January 8, 2021.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“commitment fee shares”). This note was paid off as January 29, 2021.

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 2,275,662 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 17, 2021 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On March 12, 2021 we issued 3,693,588 shares of our series D preferred stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

On February 23, 2021 we issued 3,754,720 units at a purchase price of $.014 per unit per the subscription agreement executed in November of 2020 for an aggregate price of $52,566 to an accredited investor in a private sale.

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

Summary of Operating Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $7,238,572 and a working capital deficit of $8,329,782 and a net loss of $3,435,764 for the year ended December 31, 2020. $1,270,099 of this loss was due to the adjustment to the derivative liability, and $1,329,230 was due to interest and finance fees. The company also had an accumulated deficit of $17,651,482 as of December 31, 2020 and used $1,392,812 in net cash from operating activities for the year ended December 31, 2020. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2020, we had a net loss of $3,435,764 compared to a net loss of $2,555,983 for the same period in 2019. The increase in the net loss in 2020 was mainly due to the increase change in derivative liability associated with the convertible debt. $1,270,099 of this loss was due to the adjustment to the derivative liability, the increase in the bad debt expense, due to the reserve allowance booked of $247,500 for the long-term financing receivables and $1,329,230 was due to interest and finance fees. For the year ended December 31, 2020, our revenue was $1,406,005 compared to $1,610,008 for the same period in 2019. This decrease was due to the global pandemic. For the year ended December 31, 2020, our cost of goods sold was 47% compared to 59% for the same period in 2019, mainly due to the decrease in material cost and efficiencies in operational activities. For the twelve months ended December 31, 2020, our gross margin was 53% compared to 41% for the same period in 2019. For the twelve months ended December 31, 2020, our operating expense was $1,986,684 compared to $2,111,835 for the same period in 2019. For the year ended December 31, 2020, we had a net loss from operations of $1,235,616 compared to $1,454,609 for the same period in 2019. Our total stockholder’s equity decreased by $1,986,094 resulting in shareholder deficit of $7,238,572 as of December 31, 2020. As of December 31, 2020, we had a working capital deficit of $9,422,404 compared to working capital deficit of 6,785,689 as of December 31,2019.

See note 2 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Sales

For the year ended December 31, 2020, our total revenue was $1,406,005 compared to $1,610,008 for the same period in 2018. The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic manufacturing services division.

Segment breakdown

For the year ended December 31, 2020, our revenue from Engineering and Manufacturing was $422,630 compared to $513,919 for the same period in 2019. The decrease was mainly due to the COVID 19 pandemic.

For the year ended December 31, 2020, our revenue from HRS was $930,882 compared to $1,012,895 for the same period in 2019. The decrease was mainly due to the COVID 19 pandemic.

For the year ended December 31, 2020, our revenue from Cety Europe was $52,492 compared to $83,194 for the same period in 2019. The decrease was mainly due to the COVID 19 pandemic.

Gross Profit

For the year ended December 31, 2020, our gross profits increased to $751,068 (53%) from $657,226 (41%) for the same period in 2019. Our gross profits could vary from period to period and is affected by a number of factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

For the year ended December 31, 2020, our gross profit from Engineering and Manufacturing was $118,412 compared to $150,741 for the same period in 2019. This decrease from the Electronic Assembly Segment was mainly due decrease in volume.

For the year ended December 31, 2020, our gross profit from HRS was $581,903 compared to $428,445 for the same period in 2019. The increase from the HRS segment was mainly due to lower cost of materials in 2020 and operational efficiencies.

For the year ended December 31, 2020, our gross profit from CETY Europe was $50,753 compared to $78,040 for the same period in 2018. The decrease was due to the decrease in revenue in 2020.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2020, our SG&A expense was $480,812 compared to $382,871 for the same period in 2019.

Salaries Expense

For the year ended December 31, 2020, our Salaries expense was $495,269 compared to $802,951 for the same period in 2019. This decrease was due to the reduction in a couple of key personnel and related payroll taxes.

Travel Expense

For the year ended December 31, 2020, our travel expense was $86,292 compared to $246,078 for the same period in 2019. The decrease was mainly due to the COVID 19 pandemic.

Facility Lease Expense

For the year ended December 31, 2020, our Facility Lease expense was $363,643 compared to $305,883 for the same period in 2019. This increase was due to the increase in our Costa Mesa facility Lease.

Depreciation and Amortization Expense

For the year ended December 31, 2020, our depreciation and amortization expense was $32,912 compared to $41,437 for the same period in 2019, due to assets being fully depreciated.

Professional fees Expense

For the year ended December 31, 2020, our Professional fees expense was $111,318 compared to $130,709 for the same period in 2019. The decrease was mainly due to the decrease in legal fees associated with our 1A registration in 2019.

Consulting Expense

For the year ended December 31, 2020, our Consulting expense was $157,149 compared to $73,443 for the same period in 2019, the increase was due to the increased use of outside consultants due to the reduction of payroll personnel.

Bad Debt Expense

For the year ended December 31, 2020, our bad debt expense was $259,289 compared to $128,463 for the same period in 2018. This increase was mainly due to the increase in our allowance account related to our long-term financing receivables.

Net (Loss) from operations

For the year ended December 31, 2020, our net loss from operations was $1,235,616 compared to net loss from operations of $1,454,609 for the same period in 2019. This decrease was primarily due to the overall reduction in expenses and increased efficiency in 2020.

Change in Derivative Liability

For the year ended December 31, 2020, we had a loss on derivative liability of $1,270,099 compared to a gain of $216,269 for the same period in 2019.

Gain on debt settlement and write off

For the year ended December 31, 2020 we recognized a gain on debt settlement of $399,181 compared to $0 for the year ended December 31, 2019.

Interest and Finance Fees

For the year ended December 31, 2020 interest and finance fees were $1,329,230 compared to $1,317,643 for the same period in 2019. The decrease was mainly due to the decrease in the amortization of the debt discount derived from the beneficial conversion features.

Net Income / Loss

For the year ended December 31, 2020, our net loss was $3,435,764 compared to net loss of $2,555,983 for the same period in 2019. This decrease was primarily due to the change in derivative liability in 2020.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2020	2019
Net Cash provided / (Used) In Operating Activities	$(1,430,395)	$(2,224,168)
Cash Flows Used In Investing Activities	-	(8,000)
Cash Flows Provided / (used) By Financing Activities	1,837,784	2,233,118
Net (Decrease) Increase in Cash and Cash Equivalents	$407,479	$950

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

DECEMBER 31, 2020

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies Inc.
Costa Mesa, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies Inc. and subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, negative working capital, and has utilized significant net cash in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation for Allowance on Receivables – Refer to Note 1 and Note 3 to the financial statements

Description of the Critical Audit Matter

As discussed in Note 3 to the consolidated financial statements, the Company has recognized an aggregate $322.5 thousand for allowance on accounts receivable and long-term financing receivables, respectively. The Company recognizes reserves or valuation allowances based on historical collection experience and specific account analysis for its receivables. Significant judgment is needed in determining the appropriate allowance against receivables.

Auditing management’s valuation for allowance was highly judgmental due to significant estimation required to determine likely future collections on accounts and financing receivables.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of allowance on receivables consisted of the following, among others:

●	We evaluated management’s policies for reviewing and assessing allowances.
●	We selected a sample of significant outstanding balances for confirmation and further testing of collectability.
●	We evaluated management’s significant accounting estimates related to its financing receivables and tested those estimates.

Revenue Recognition – Refer to Note 1 to the financial statements

Description of the Critical Audit Matter

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for its customer agreements, and includes the following:

●	Determination of whether products and installation/commissioning services are considered distinct performance obligations that should be accounted for separately.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

Auditing management’s revenue recognition was highly judgmental due to the significant estimation required for the recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following, among others:

●	We evaluated management’s significant accounting policies related to revenue recognition and reviewed underlying customer agreements for reasonableness of the application of ASC 606.
●	We obtained and read contract source documents for selected revenue contracts and tested management’s treatment of those terms.
●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

We have served as the Company’s auditor since 2015.

Spokane, Washington
April 15, 2021

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash	$414,885	$7,406
Accounts receivable - net	265,738	1,288,258
Lease receivable asset	217,584	217,584
Inventory	557,820	630,204
Total Current Assets	1,456,027	2,143,452
Property and Equipment - Net	53,432	74,467

Goodwill	747,976	747,976
Long-term financing receivables - net	752,500	-
License	354,322	354,322
Patents	127,445	139,322
Right of use asset - long term	606,569	822,284
Other Assets	25,400	25,400
Total Non Current assets	2,667,644	2,163,771
Total Assets	$4,123,671	$4,307,223

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Bank Overdraft	$-	$1,480
Accounts payable	1,544,544	1,587,989
Accrued Expenses	503,595	503,849
Customer Deposits	82,730	309,230
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	47,750
Derivative Liability	2,008,802	320,794
Facility Lease Liability - current	249,132	201,297
Line of Credit	1,680,350	1,617,086
Notes payable - GE	2,442,154	2,386,234
Convertible Notes Payable (net of discount of $170,438 and $80,647 respectively)	541,426	373,249
Related Party Notes Payable	600,075	1,480,183
Total Current Liabilities	9,785,809	8,929,141
Long-Term Debt:
Notes payable - PPL	110,700	-
Related Party Notes Payable (net of discount of $0 and $29,227 Respectively	1,092,622
Facility Lease Liability - long term	373,112	630,560
Net Long-Term Debt	1,576,434	630,560
Total Liabilities	11,362,243	9,559,701

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 4,500 and 6,500 outstanding as of December 31, 2020 and December 31, 2019, respectively	450,000	650,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 821,169,656 and 753,907,656 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	821,171	753,909
Shares to be issued	61,179	-
Additional paid-in capital	9,080,560	7,559,331
Accumulated deficit	(17,651,482)	(14,215,718)
Total Stockholders’ (Deficit)	(7,238,572)	(5,252,478)
Total Liabilities and Stockholders’ Deficit	$4,123,671	$4,307,223

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the years ended December 31,

	2020	2019
Sales	$1,406,005	$1,610,008
Cost of Goods Sold	654,937	952,782
Gross Profit	751,068	657,226

General and Administrative
General and Administrative expense	480,812	382,871
Salaries	495,269	802,951
Travel	86,292	246,078
Professional Fees	111,318	130,709
Consulting	157,149	73,443
Bad Debt Expense	259,289	128,463
Facility lease and Maintenance	363,643	305,883
Depreciation and Amortization	32,912	41,437
Total Expenses	1,986,684	2,111,835
Net Profit / (Loss) From Operations	(1,235,616)	(1,454,609)

Change in derivative liability	(1,270,099)	216,269
Gain / (Loss) on debt settlement and write down	399,181	-
Interest and Financing fees	(1,329,230)	(1,317,643)
Net Profit / (Loss) Before Income Taxes	(3,435,764)	(2,555,983)
Income Tax Expense	-	-
Net Profit / (Loss)	$(3,435,764)	$(2,555,983)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	767,861,170	641,349,437

Net Profit / (Loss) per common share basic and diluted	$(0.00)	$(0.00)

Per Share Information:
Diluted weighted average number of common shares outstanding	767,861,170	641,349,437

Net Profit / (Loss) per common share diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

December 31, 2020

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2018	555,582,656	$555,585	$7,500	$750,000	$262,000	$5,236,456	$(11,599,735)	$(4,795,694)

Shares issued for compensation	20,000,000	20,000	-	-	(262,000)	242,000	-	-
Shares returned from admin. hold	75,000	75	-	-	-	(75)	-	-
Preferred shares reclassed	-	-	(200)	(20,000)	-	20,000	-	-
Shares issued for Preferred stock conversion	4,000,000	4,000	(800)	(80,000)	-	136,000	(60,000)	-
Shares issued for cash	174,250,000	174,249	-	-		1,924,950	-	2,099,199

Net Loss	-	-	-	-	-	-	(2,555,983)	(2,555,983)
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,331	(14,215,718)	(5,252,478)

Shares issued for debt conversion	15,735,202	15,735	-	-	-	189,494	-	205,229
Shares issued for cash	43,762,272	43,762	-	-	-	1,089,081	-	1,132,843
Preferred conversions	5,000,000	5,000	(2,000)	(200,000)		195,000	-	-
Commitment fee shares	2,764,526	2,765			25,000	47,654	-	75,419
Common share subscriptions	-	-	-	-	36,179		-	36,179

Net Loss							(3,435,764)	(3,435,764)
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$(7,238,572)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2020	2019
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(3,435,764)	$(2,555,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,912	41,437
Bad debt expense	259,289	128,463
Gain on debt settlement	(399,181)	-
Shares issued for commitment fee	73,421	-
Change in debt discount and Financing fees	516,710	86,756
Change in derivative liability	1,270,099	269,732
Changes in assets and liabilities:
(Increase) decrease in right of use asset	215,715	(822,284)
(Increase) decrease in lease liability	(209,613)	831,857
(Increase) decrease in accounts receivable	10,731	(909,460)
(Increase) decrease in inventory	72,384	81,690
(Decrease) increase in accounts payable	230,200	430,988
Other (Decrease) increase in accrued expenses	55,666	35,320
Other (Decrease) increase in accrued expenses related party	118,286	199,151
Other (Decrease) increase in deferred revenue	(14,750)	14,750
Other (Decrease) increase in customer deposits	(226,500)	(56,585)
Net Cash Provided by (Used In) Operating Activities	(1,430,395)	(2,224,168)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	(8,000)
Cash Flows Used In Investing Activities	-	(8,000)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	(1,480)	(4,370)
Payment on notes payable	(507,168)	(277,685)
Payment on notes payable related party	(35,000)	(375,000)
Proceeds from notes payable and lines of credit	1,150,502	598,024
Proceeds from notes payable related party	60,000	192,950
Stock issued for cash	1,171,020	2,099,199
Cash Flows Provided By Financing Activities	1,837,874	2,233,118

Net (Decrease) Increase in Cash and Cash Equivalents	407,479	950
Cash and Cash Equivalents at Beginning of Period	7,406	6,456
Cash and Cash Equivalents at End of Period	$414,885	$7,406

Supplemental Cashflow Information:
Interest Paid	$200,671	$543,220
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$413,113	$-
Shares issued for services
Shares issued for preferred conversions	$200,000	$80,000
Shares issued for debt conversion conversions	$198,800	$-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $7,238,572 and a working capital deficit of $8,329,782 and a net loss of $3,435,764 for the year ended December 31, 2020. $1,270,099 of this loss was due to the adjustment to the derivative liability, and $1,329,230 was due to interest and finance fees. The company also had an accumulated deficit of $17,651,482 as of December 31, 2020 and used $1,392,812 in net cash from operating activities for the year ended December 31, 2020. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts receivable of $75,000 and $82,000. Our policy for reserves for our long-term financing receivables is determined on a contract by contract basis and takes into account the length of the financing arrangement. As of December 31, 2020, and December 31, 2019, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $0 respectively.

Five (5) customers accounted for approximately 98% of accounts receivable at December 31, 2020. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of December 31, 2020, and 2019 we had a lease asset that was purchased from General electric with a value of $1,309,527, however due the the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the second quarter of 2021 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2020 and December 31, 2019, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2020 and 2019 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2021.

Also from time to time we require upfront deposits from our customers based on the contract . As of December 31, 2020 and 2019, we had outstanding customer deposits of $82,730 and $309,230 respectively.

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

The carrying amounts of the Company’s financial instruments as of December 31 2018 and 2019, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$2,008,802	$2,008,802

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$320,794	$320,794

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2020, we had outstanding common shares of 821,169,656 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at December 31, 2020 and 2019 were 767,861,170 and 641,349,437, respectively. As of December 31, 2020, we had convertible notes, convertible into approximately 482,870,234 of additional common shares, outstanding preferred shares convertible into 3,701,463, calculated @ $.08 of additional common shares and 9,500,000 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. Subsequent to December 31, 2020 approximately $700,000 of the convertible debt has been paid.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2020 and 2019.

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

Selected Financial Data:

	For the years ended December 31,
	2020	2019
Net Sales
Manufacturing and Engineering	$422,630	$513,919
Clean Energy HRS	930,882	1,012,895
Cety Europe	52,492	83,194
Total Sales	$1,406,004	$1,610,008

Segment income and reconciliation before tax
Manufacturing and Engineering	118,412	150,741
Clean Energy HRS	581,903	428,445
Cety Europe	50,753	78,040
Total Segment income	751,068	657,226

Reconciling items
General and Administrative expense	(480,812)	(382,871)
Salaries	(495,269)	(802,951)
Travel	(86,292)	(246,078)
Professional Fees	(111,318)	(130,709)
Bad debt Expense	(259,289)	(128,463)
Consulting	(157,149)	(73,443)
Facility lease and Maintenance	(363,643)	(305,883)
Depreciation and Amortization	(32,912)	(41,437)
Change in derivative liability	(1,270,099)	216,269
Gain debt settlement	399,181	-
Interest Expense	$(1,329,230)	$(1,317,643)
Net Loss before income tax	$(3,435,764)	$(2,555,983)

	December 31, 2020	December 31, 2019
Total Assets
Electronics Assembly	$1,922,648	$1,877,916
Clean Energy HRS	2,166,478	2,405,628
Cety Europe	34,545	23,679
Total Assets	$4,123,671	$4,307,223

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the year ended December 31, 2020 and 2019 we had $0 in share-based expense, due to the issuance of common stock. As of December 31, 2020, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2019 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of December 31, 2020, we had a net operating loss carry-forward of approximately $(8,801,764) and a deferred tax asset of $2,640,529 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,640,529). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2020	December 31, 2019
Deferred Tax Asset	$2,640,529	$1,609,800
Valuation Allowance	(2,640,529)	(1,609,800)
Deferred Tax Asset (Net)	$-	$-

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

●	Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2020	December 31, 2019
Accounts Receivable	$340,738	$1,370,258
Less Reserve for uncollectable accounts	(75,000)	(82,000.00)
Accounts Receivable (Net)	$265,738	$1,288,258

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2020	December 31, 2019
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2020 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	December 31, 2020	December 31, 2019
Long-term financing receivables	$1,000,000	$-
Less Reserve for uncollectable accounts	(247,500)	-
Long-term financing receivables - net	$752,500	$-

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2020	December 31, 2019
Raw Material	$805,574	$848,464
Work in Process	2,246	31,740
Total	807,820	880,204
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$557,820	$630,204

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2020	December 31, 2019
Capital Equipment	$1,350,794	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,372,798)	(1,3541,763)
Net Fixed Assets	$53,432	$74,467

Our Depreciation Expense for the years ended December 31, 2020 and 2019 was $21,035 and $29,560 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2020	December 31, 2019
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(63,344)	(51,467)
Net Intangible Assets	$1,229,743	$1,241,620

Our Amortization Expense for the years ended December 31, 2020 and 2019 was $11,877 and 11,877 respectively.

NOTE 7 – ACCRUED EXPENSES

	December 31, 2020	December 31, 2019

Accrued Wages	$25,654	$192,227
Accrued Interest and other	477,941	311,622
	$503,595	$503,849

NOTE 8 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2019, the outstanding balance was $36,500. On January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of $19,721. As a result, we recognized a gain in the amount of $22,221 in the 1st quarter of 2020.

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2020, the outstanding balance was $1,680,350 compared to $1,718,760 at December 31, 2019.

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

Total Liability to GE

	December 31, 2020	December 31, 2019
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	269,921	214,001
Total	$2,442,154	$2,386,234

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to our belief that we are entitled to a reduction in purchase price we paid due to the misunderstanding of the asset valuation.

On May 4, 2020 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due May 4, 2022 for $110,700, with an interest rate of 1%. This note payment is due in full on May 4, 2022 and also has the possibility of forgiveness. As of the date of this filing this note has not been forgiven nor has it been applied for.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of December 31, 2020, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of December 31, 2020, the outstanding balance due was $95,685

On February 13, 2019 we entered into a convertible note payable for $138,000, with a maturity date of February 13, 2020, which accrues interest at the rate of 12% per annum. It is not convertible nine months after its issuance and has a conversion rate of fifty-eight percent (65%) of the average of the two lowest trading prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On August 12, 2019 this note was paid in full.

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

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

On January 8, 2020 we entered into a convertible note payable for $103,000, with a maturity date of January 8, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently The fair value of the convertible feature was $87,560, we recorded a debt discount of $87,560. On July 7, 2020 this note was paid in full.

On February 19, 2020 we entered into a convertible note payable for $53,000, with a maturity date of February 19, 2021, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. On August 18, 2020 this note was paid in full.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267. This note was fully converted as of December 31, 2021. On December 31, 2020 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee  Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of December 31, 2020 was $14,267. Subsequently this note was paid in full on January 8, 2021.

On September 10, 2020 we entered into a convertible note payable for $63,000, with a maturity date of July 15, 2021, which accrues interest at the rate of 11% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently this note was paid in full on January 15, 2021.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. We also recognized a debt discount of $24,282. We amortized $5,189 of the debt discount during the three months ended December 31, 2020. The unamortized debt discount as of December 31, 2020 was $19,093. Subsequently on January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On November 10, 2020 we entered into a convertible note payable for $53,000, with a maturity date of November 10, 2021, which accrues interest at the rate of 11% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. Subsequently on February 11, 2021 this note was paid in full.

On December 18, 2020 we entered into a convertible note payable for $83,500, with a maturity date of December 18, 2021, which accrues interest at the rate of 11% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. As of March 11, 2020, the un-amortized debt discount was $56,000. The total amortized debt discount expense was $7,000 for the nine months ended September 30, 2020. Subsequently on March 11, 202, this note was paid in full.

Total due to Convertible Notes

	December 31, 2020	December 31, 2019
Total convertible notes	$612,355	$371,785
Accrued Interest	99,509	82,111
Debt Discount	(170,438)	(80,647)
Total	$541,426	$373,249

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 85% to 92% and a risk-free interest rate range of 1.60% to 1.64% The remaining derivative liabilities were:

	December 31, 2020	December 31, 2019
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$2,008,802	$320,794

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

Operating Rental Leases

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. Future minimum lease payments for the years ending December 31, are: In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease.

Year	Lease Payment
2021	245,508
2022	253,608
2023	172,208
Imputed Interest	(49,080)
Net Lease Liability	$622,244

Our lease expense for the years ended December 31, 2020 and 2019 was $363,643 and $305,883 respectively.

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

On June 10, 2019, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 2,000,000,000. The amendment effecting the increase in our authorized capital was effective on September 27, 2019

Common Stock Transactions

In the first quarter of 2019, we signed agreements to issue 4,000,000 shares of common stock valued at $.015 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued.

We also recorded a $60,000 commitment fee fee (relating to the Preferred series D estoppel agreement and discounted conversion terms) to account for the difference in the fair value which was offset to retained earnings.

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

During the year ended December 31, 2020 we issued 22,572,272 shares of common stock, under S-1 registration statement with GHS for a total of $321,951 in net proceeds and expensed $171,794 in legal and financing fees as a result.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). On December 31, 2020 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of December 31, 2020 was $14,267. Subsequently this note was paid in full on January 8, 2021.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). These are classified as “To be issued at December 31, 2020.

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 2,275,662 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 23, 2021 we issued 3,754,720 units at a purchase price of $.014 per unit for an aggregate price of $52,566 to an accredited investor in a private sale.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2020 there were 821,169,656 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

We also recorded a $60,000 commitment fee fee in exchange for the “stand off” and estoppel agreement and discounted conversion terms to account for the difference in the fair value which we offset to retained earnings.

On February 4, 2020 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 2,275,662 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On March 12, 2021 we issued 3,693,588 shares of our series D preferred stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

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

On July 18, 2019 we issued 500,000 shares of common stock at $.02 per share to an accredited investor for an aggregate price of $10,000 in a private sale. We also issued 500,000 warrants as part of the transaction. Each Warrant is exercisable at $.04 per share of Common Stock and expired as of July 18, 2020.

On September 19, 2019 we entered into a stock purchase agreement for 250,000 units to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expired on September 19, 2020..

On December 5, 2019 we issued 5,000,000 units to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share. These warrants expire on December 5, 2020.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. On January 8, 2021, the cashless warrants were converted into 697,861 shares of our common stock.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. On February 1, 2021 the cashless warrants were converted into 1,100,000 shares of our common stock.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019	174,250,000	$0.04	174,250,000	$0.04
Additions	4,500,000	-	4,500,000.00	0.04
Expired	169,250,000	-	169,250,000
Exercised	-	-	-	-
Outstanding December 31, 2020	9,500,000	$0.04	9,500,000	$0.04

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

On October 18, 2018 we entered into an at will employment agreement with Kambiz Mahdi our CEO. This agreement may be terminated at any time. As part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on December 31, 2020 is $167,975

Note 13 - Warranty Liability

For the year ended December 31, 2020 and 2019 there was no change in our warranty liability.

We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 14 – SUBSEQUENT EVENTS

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). This note was paid on January 29, 2021.

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 2,275,662 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 23, 2021 we issued 3,754,720 units at a purchase price of $.014 per unit for an aggregate price of $52,566 to an accredited investor in a private sale.

On March 12, 2021 we issued 3,693,588 shares of our series D preferred stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2020.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

Quarterly Events

None.

Subsequent Events

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). This note was paid on January 29, 2021.

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 2,275,662 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 2,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 23, 2021 we issued 3,754,720 units at a purchase price of $.014 per unit for an aggregate price of $52,566 to an accredited investor in a private sale.

On March 12, 2021 we issued 3,693,588 shares of our series D preferred stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

The Corporation has not entered into any compensatory agreement with any of the newly appointed directors at this time but may do so in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2020.:

Name	Age	Position
Kambiz Mahdi	56	President, CEO, Director
Wang Jun	54	Director
Lyu Yongsheng	68	Director
Calvin Pang	36	Director

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Mr. Kambiz Mahdi, age 56, served as President and Chief Executive Officer of the Company from 1996 until December of 2005 and again from July 2009 until present. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

Mr. Jun Wang, age: 54. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. We believe that Mr. Wang is well qualified to serve as a member of our Board of Directors due to his extensive experience in the clean energy business in China and his ability to open potential markets to the company in Asia.

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

Mr. Calvin Pang. age: 36. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business at Washington University in St. Louis with a bachelor’s degree in business and finance. We believe that Mr. Pang is well qualified to serve as a member of our Board of Directors due to his extensive experience in U.S. and Asian corporate finance and may assist us in developing relationships with financial institutions.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 7 meetings during the fiscal year ended December 31, 2020. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

Fiscal Years 2019 and 2020 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2020 and 2019.

Fiscal Years 2019 and 2020 Equity Compensation

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

For the year ended December 31, 2020 there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2019 or 2018.

Director Summary Compensation in Fiscal Years 2019 and 2020

The following table sets forth the fiscal years 2019, and 2020 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Calvin Pang 2020	$-	$-	$-
Calvin Pang 2019	$-	$-	$-

Jun Wang 2020	$-	$-	$-
Jun Wang 2019	$-	$-	$-

Yongsheng Lyu 2020	$-	$-	$-
Yongsheng Lyu 2019	$-	$-	$-

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2020, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2020, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2020, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of MGWI which filed a late Form 4.

Item 11. Executive Compensation.

The following table sets forth the fiscal year 2019 and 2020 compensation for:

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

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)(3)	($)(4)	($)	($)	($)	($)	($)
Kambiz Mahdi (1)	2020	$275,000	$-	$310,760	$-	$-	$-	$-	$585,760
Chief Executive Officer	2019	$275,000	$-	$-	$-	$-	$-	$-	$275,000

John Bennett (2)	2020	$43,750	$-	$-	$-	$-	$-	$-	$43,750
Chief Financial Officer	2019	$171,000	$-	$-	$-	$-	$-	$-	$171,000

1)	On October 18, 2018 we entered into an at will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

2)	On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000. On March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company.

3)	There were no bonuses paid or accrued for any executives for fiscal years 2019 and 2020.

Outstanding Equity Awards at 2020 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2020.

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

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
MGW Investments I Limited	946,648,000	70.18
ETI Partners IV LLC	57,380,323	6.81%

Officers and Directors
Calvin Pang(2)	946,648,000	70.18%
Kambiz Mahdi – Director and CEO (3)	42,601,618	5.07%
All directors and officers as a group	989,349,618	75.25%

1) Conversion to shares of Common Stock is calculated based on 58% of the lowest closing bid price of our common stock for the 15 days ended on April 30, 2020, or $.0148 per share.

2) Calvin Pang has voting and investment power over all of our common stock held by MGW Investment I Limited (“MGWI”). MGWI holds 470,462,668 shares of common stock, convertible promissory notes which can be converted into 476,185,333 shares of Common Stock.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2020 and December 31, 2019 are set forth in the table below:

Services:	2020	2019
Audit Fees (1)	$48,254	$48,254
Audit Related Fees (2)	-	-
Tax Fees (3)	4,500	4,500
All Other fees	-	-
Total	$52,754	$52,754

(1)	Audit fees billed in 2019 and 2018 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2019 and 2019 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2019 and December 31, 2020 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 15th day of April, 2021.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date: April 15, 2021

By:	/s/ Calvin Pang
Calvin Pang
Chief Financial Officer

Date: April 15, 2021

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 15, 2021

/s/ Calvin Pang		Director
By:	Calvin Pang
Date:	April 15, 2021

/s/ Jun Wang		Director
By:	Jun Wang
Date:	April 15, 2021

/s/ Yongsheng Lyu		Director
By:	Yongsheng Lyu
Date:	April 15, 2021

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities.

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019)).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108

Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

