Form 10-Q
period 2021-03-31
Clean Energy Technologies, Inc.
filed 2021-05-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT DATED MARCH 31, 2021 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of May 14, 2021, there were 896,066,487 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2021 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash	$2,935,909	$414,885
Accounts receivable - net	317,486	265,738
Lease receivable asset	217,584	217,584
Inventory	624,478	557,820
Total Current Assets	4,095,457	1,456,027
Property and Equipment - Net	48,327	53,432

Goodwill	747,976	747,976
Long term financing receivables - (net)	752,500	752,500
License	354,322	354,322
Patents	124,476	127,445
Right of use asset - long term	560,356	606,569
Other Assets	25,400	25,400
Total Non Current assets	2,613,357	2,667,644
Total Assets	$6,708,814	$4,123,671

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	1,497,684	1,544,544
Accrued Expenses	149,920	503,595
Customer Deposits	82,730	82,730
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	259,629	2,008,802
Facility Lease Liability - current	223,473	249,132
Line of Credit	1,616,433	1,680,350
Notes payable - GE	2,456,136	2,442,154
Convertible Notes Payable (net of discount of $0 and $170,438 respectively)	277,990	541,426
Related Party Notes Payable	603,467	600,075
Total Current Liabilities	7,300,461	9,785,809
Long-Term Debt:
Notes Payable PPL	199,900	110,700
Related Party Notes Payable	1,092,622	1,092,622
Facility Lease Liability - long term	354,278	373,112
Net Long-Term Debt	1,646,800	1,576,434
Total Liabilities	8,947,261	11,362,243

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 0 and 4,500 outstanding as of December 31, 2020 and December 31, 2019, respectively	-	450,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 896,066,487 and 821,169,656 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	896,067	821,171
Shares to be issued	-	61,179
Additional paid-in capital	13,448,384	9,080,560
Accumulated deficit	(16,582,898)	(17,651,482)
Total Stockholders’ (Deficit)	(2,238,447)	(7,238,572)
Total Liabilities and Stockholders’ Deficit	$6,708,814	$4,123,671

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Operations
for the three months ended March 31

	2021	2020
Sales	$135,275	$858,816
Cost of Goods Sold	23,147	343,277
Gross Profit	112,128	515,539

General and Administrative
General and Administrative expense	102,381	95,720
Salaries	221,647	209,547
Travel	15,013	29,158
Professional Fees	45,742	21,887
Facility lease and Maintenance	86,210	110,455
Depreciation and Amortization	8,073	9,443
Total Expenses	479,066	476,210
Net Profit / (Loss) From Operations	(366,938)	39,329

Change in derivative liability	1,749,173	(130,994)
Gain / (Loss) on debt settlement’ and write down	-	22,221
Interest and Financing fees	(313,651)	(244,130)
Net Profit / (Loss) Before Income Taxes	1,068,584	(313,574)
Income Tax Expense	-	-
Net Profit / (Loss)	$1,068,584	$(313,574)

Per Share Information:
Basic & diluted weighted average number
of common shares outstanding	853,322,779	758,170,513

Net Profit / (Loss) per common share basic & diluted	$0.00	$(0.00)

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statement of Stockholders Equity
March 31, 2021

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,719)	(5,252,478)

Shares issued for debt conversion	1,700,000	1,700			-	32,300		34,000
Shares issued for cash	4,523,333	4,522				120,477		125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000		-
Net Loss							(313,574)	(313,574)
March 31, 2020	762,130,989	$762,131	5,700	$570,000	$-	$7,790,109	$(14,529,292)	$(5,407,051)

Shares issued for S1 commitment	764,526	765				9,235		10,000
								-
Net Loss							(229,507)	(229,507)
June 30, 2020	762,895,515	$762,896	5,700	$570,000	$-	$7,799,345	$(14,758,800)	$(5,626,559)

Shares issued for S1 puts	9,138,257	9,139				211,385		220,524
Conversion of Preferred Series D	3,000,000	3,000	(1,200)	(120,000)		117,000		-
Shares issued for commitment	2,000,000	2,000				36,421		38,421
								-
Net Loss							(512,889)	(512,889)
September 30, 2020	777,033,772	$777,035	4,500	$450,000	$-	$8,164,151	$(15,271,689)	$(5,880,503)

Shares issued for S1 puts	13,434,015	13,434				273,705		287,139
Shares issued for Reg A offering	16,666,667	16,667				483,333		500,000
Shares issued for note conversion	14,035,202	14,035				159,371		173,406
Commitment shares					25,000			25,000
Common Share subscriptions					36,179			36,179
Net Loss							(2,379,793)	(2,379,793)
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$(7,238,572)

Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-	-
Shares issued for Reg A offering	16,666,667	16,667				483,333		500,000
Shares issued for accrued dividend	4,344,250	4,344	-	-	-	343,194	-	347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375		-
Inducement shares	1,250,000	1,250			(25,000)	23,750		-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969		3,084,003
								-
Net Loss							1,068,584	1,068,584
March 31, 2021	896,066,487	$896,067	-	$-	$-	$13,520,298	$(16,582,898)	$(2,238,447)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2021

	2021	2020
Cash Flows from Operating Activities:
Net Income / ( Loss )	$1,068,584	$(313,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,073	9,443
Gain on debt settlement	-	(22,221)
Change in debt discount and Financing fees	60,726	68,010
Change in derivative liability and Debt Discount	(1,749,173)	130,994
Changes in assets and liabilities:
(Increase) decrease in right of use asset	46,213	51,135
(Increase) decrease in lease liability	(34,845)	(48,515)
(Increase) decrease in accounts receivable	(51,748)	67,694
(Increase) decrease in inventory	(66,658)	106,747
(Decrease) increase in accounts payable	(46,865)	115,841
Other (Decrease) increase in accrued expenses	(6,136)	91,300
Other (Decrease) increase in accrued expenses related party	118,286	23,889
Other (Decrease) increase in deferred revenue	-	(14,750)
Other (Decrease) increase in customer deposits	-	(226,500)
Net Cash Provided by (Used In) Operating Activities	(663,192)	39,493

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(1,480)
Payment on notes payable	(488,987)	-
Proceeds from notes payable and lines of credit	89,200	271,040
Proceeds from notes payable related party	-	60,000
Stock issued for cash	3,584,003	125,000
Cash Flows Provided By Financing Activities	3,184,216	454,560

Net (Decrease) Increase in Cash and Cash Equivalents	2,521,024	494,053
Cash and Cash Equivalents at Beginning of Period	414,885	7,406
Cash and Cash Equivalents at End of Period	$2,935,909	$501,459

Supplemental Cashflow Information:
Interest Paid	$101,027	$75,040
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$-	$134,961
Shares issued for warrants exercised	$71,914
Shares issued for preferred conversions	$450,000	$80,000
Shares issued for debt conversion	$347,538	$34,000

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – General

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2021, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2020 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of results for the entire year ending December 31, 2021.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Corporate History

With the vision to combat climate change and create a better, cleaner and environmentally sustainable future Clean Energy HRS LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. The asset acquisition and related financing transactions resulted in a change of control of the Company according to FASB No. 2014-17 Business Combinations (Topic 805). As a result, the transactions qualify as a business combination. In accordance with Topic 805, the Company elected to apply pushdown accounting, using the valuation date of December 31, 2015. As a result, we recognized $747,976 in goodwill.

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

We recently raised $4.0 million in a Regulation A equity offering and plan to continue to raise and additional $6.0 million subject to market conditions. We plan to use the proceeds from this offering to expand and enhance our existing business, improve our balance sheet and to expand into new energy-based businesses in the U.S. and China with higher profit margins.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,238,447 and a working capital deficit of $3,165,663 as of March 31, 2021. The company also had an accumulated deficit of $16,582,898 as of March 31, 2021 and used $663,192 in net cash from operating activities for the three months ended March 31, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Our goal is to position CETY as a worldwide leader in the heat to power & energy efficiency markets by targeting industries that have wasted heat which could potentially turn into electricity.

We plan to leverage our proprietary magnetic bearing turbine technology and over 100 installations with 1 million fleet operating hours to increase our market share in low to medium temperature waste heat recovery markets.

We utilize both a direct sales force and global distribution group with expertise in heat recovery solutions and clean energy markets. We have also established relationships with integrators, consultant and project developers and integrated solution providers.

We plan to expand our core expertise to identify, acquire and develop leading clean energy and clean technology solutions and products. We expect to continue to utilize our relationships and expertise to expand in clean and renewable energy sector through new in-house development of disruptive heat to power technologies, acquisitions, cogeneration, and licensing agreements.

CETY maintains an online presence through our web portal and social media. Our application engineers assist in converting the opportunities into projects. We provide technical support to our Clean Cycle TM generator clients through providing maintenance and product support.

The sales of our products are related to the global prices for oil, gas, coal and solar energy. As prices increase our products produce a better return on investment for our customers. They are also dependent on regulatory drivers and financial incentives. In the US a new waste energy recovery property investment tax credit has been introduced for generating power from heat, which should support additional sales in the US.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts receivable of $75,000 and $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract by contract basis and takes into account the length of the financing arrangement. As of March 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Five (5) customers accounted for approximately 98% of accounts receivable at March 31, 2021. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of March 31, 2021, and 2020 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the second quarter of 2021 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2021 and December 31, 2020, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2021 and 2019 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2021.

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31, 2021 and December 31, 2020, we had outstanding customer deposits of $82,730 and $82,730 respectively.

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

The carrying amounts of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2021	$–	$–	$259,629	$259,629

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$2,008,802	$2,008,802

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2021, we had outstanding common shares of 821,169,656 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at March 31, 2021 and 2020 were 853,322,779 and 758,170,513, respectively. As of March 31, 2021, we had convertible notes, convertible into approximately 480,751,127 of additional common shares, 10,254,729 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2020, as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three months ended March 31, 2021 and 2020.

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

Selected Financial Data:

	For the three months ended March 31
	2021	2020
Net Sales
Manufacturing and Engineering	30,229	107,567
Clean Energy HRS	66,000	748,750
Cety Europe	39,045	2,499
Total Sales	135,274	858,816

Segment income and reconciliation before tax
Manufacturing and Engineering	21,526	26,606
Clean Energy HRS	53,828	486,434
Cety Europe	36,774	2,499
Total Segment income	112,128	515,539

Reconciling items
General and Administrative expense	(102,381)	(95,720)
Salaries	(221,647)	(209,547)
Travel	(15,013)	(29,158)
Professional Fees	(45,742)	(21,887)
Facility lease and Maintenance	(86,210)	(110,455)
Depreciation and Amortization	(8,073)	(9,443)
Change in derivative liability	1,749,173	(130,994)
Gain debt settlement	-	22,221
Interest Expense	(313,651)	(244,130)
Net Income/(Loss) before income tax	1,068,584	(313,574)

	March 31, 2021	December 31, 2020
Total Assets
Manufacturing & Engineering	4,297,478	1,922,648
Clean Energy HRS	2,319,235	2,166,478
Cety Europe	92,101	34,545
Total Assets	6,708,814	4,123,671

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended March 31, 2021 and 2020 we had $0 in share-based expense, due to the issuance of common stock. As of March 31, 2021, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception of Clean Energy Technologies.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2020 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of March 31, 2021, we had a net operating loss carry-forward of approximately $(7,733,180) and a deferred tax asset of $2,319,954 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,319,954). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2021	December 31, 2020
Deferred Tax Asset	$2,319,954	$2,640,529
Valuation Allowance	(2,319,954)	(2,640,529)
Deferred Tax Asset (Net)	$-	$-

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

Update 2021-03—Intangibles—Goodwill And Other (Topic 350): Accounting Alternative For Evaluating Triggering Events.

The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021.

Update 2021-01—Reference Rate Reform (Topic 848):

An entity may elect to apply the amendments in this Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020.

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

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We do not expect any material impact on our financials because of the adoption of this update.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2021	December 31, 2020
Accounts Receivable	$392,486	$340,378
Less Reserve for uncollectable accounts	(75,000)	(75,000)
Accounts Receivable (Net)	$317,486	$265,738

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2021	December 31, 2020
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2021 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	March 31, 2021	December 31, 2020
Long-term financing receivables	$1,000,000	$1,000,000
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$752,500	$752,500

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2021	December 31, 2020
Raw Material	$872,232	$805,574
Work in Process	2,246	2,242
Total	874,478	807,820
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$624,478	$557,820

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2021	December 31, 2020
Capital Equipment	$1,350,794	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,377,903)	(1,372,798)
Net Fixed Assets	$48,327	$53,432

Our Depreciation Expense for the three months ended March 31, 2021 and 2020 was $5,104 and $6,474 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2021	December 31, 2020
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(66,313)	(63,344)
Net Intangible Assets	$1,226,774	$1,229,743

Our Amortization Expense for three months ended March 31, 2021 and 2020 was $2,969 and $2,969 respectively.

NOTE 7 – ACCRUED EXPENSES

	March 31, 2021	December 31, 2020

Accrued Wages	$77,565	$25,654
Accrued Interest and other	72,355	477,941
	$149,920	$503,595

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

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2021, the outstanding balance was $1,616,433 compared to $1,680,350 at December 31, 2020.

Subsequently on April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $50,000 by the final calendar day of each month.

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

Total Liability to GE

	March 31, 2021	December 31, 2020
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	283,903	269,921
Total	$2,456,136	$2,442,154

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

On February 4 , 2021 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due February 4, 2023 for $89,200, with an interest rate of 1%. This note payment is due in full on February 4, 2023 and also has the possibility of forgiveness. As of the date of this filing this note has not been forgiven nor has it been applied for.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of March 31, 2021, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of March 31, 2021, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267. This note was fully converted as of December 31, 2021. On March 31, 2021 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of March 31, 2021 was $0. This note was paid in full on January 8, 2021.

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

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. We also recognized a debt discount of $24,282. We amortized $19,093 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of March 31, 2021 was $0. On January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On December 18, 2020 we entered into a convertible note payable for $83,500, with a maturity date of December 18, 2021, which accrues interest at the rate of 11% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. On March 11, 2021 this note was paid in full.

Total due to Convertible Notes

	March 31, 2021	December 31, 2020
Total convertible notes	$187,285	$612,355
Accrued Interest	90,705	99,509
Debt Discount	-	(170,438)
Total	$277,990	$541,426

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 130% to 140% and a risk-free interest rate range of 1.60% to 1.64% The remaining derivative liabilities were:

	March 31, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$259,629	$2,008,802

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The company has received an invoice from Oberon Securities for $291,767 which is in dispute. The company believes it has defences to the claim for compensation and plans to assert appropriate counterclaims and actions as permitted by law. No liability has been recorded for this claim as the Company believes there is a greater than not probability that our Company will prevail in defending against the claim.

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

Year	Lease Payment
2021	184,131
2022	253,608
2023	172,208
Imputed Interest	(32,196)
Net Lease Liability	$577,751

Our lease expense for the years ended March 31, 2021 and 2020 was $86,210 and $110,455 respectively.

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

During the year ended March 31, 2021 we issued 22,572,272 shares of common stock, under S-1 registration statement with GHS for a total of $321,951 in net proceeds and expensed $171,794 in legal and financing fees as a result.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). On March 31, 2021 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of March 31, 2021 was $0. This note was paid in full on January 8, 2021. Also on February 5, 2021 the company issued 1,100,000 shares of its common stock as redemptions of $44,000 in cashless warrants.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). These shares were issued on February 1, 2021

On February 5, 2021 we issued 3,000,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

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

On March 5, 2021 we issued 8,333,333 units at a purchase price of $.06 per unit for an aggregate price of $500,000 to an accredited investor in a private sale.

On March 10, 2021 we issued 32,125,000 units at a purchase price of $.08 per unit for an aggregate price of $2,570,000 to an accredited investor in a private sale.

On March 12, 2021 we issued 1,625,000 shares and 2,068,588 of our common stock at a price of $.08 per share, in exchange for the conversion of 650 shares of our Series D Preferred Stock and 165,487 of accrued dividend for the series D preferred stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2021 there were 896,066,487 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

We also recorded a $60,000 commitment fee in exchange for the “stand off” and estoppel agreement and discounted conversion terms to account for the difference in the fair value which we offset to retained earnings.

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

On March 12, 2021 we issued 3,693,588 shares of our common stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	9,500,000	$0.04	9,500,000	$0.04
Additions	3,754,720	-	3,754,720.00	0.04
Expired	-	-	-
Excercised	3,000,000	-	3,000,000	-
Outstanding March 31, 2021	10,254,720	$0.04	10,254,720	$0.04

Stock Options

We currently have no outstanding stock options.

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

Subsequently on May 11th this note was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on March 31, 2021 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGW I, an affiliate of the majority stockholder of the Company to hold in trust and investment in two planned ventures in China.

Note 13 - Warranty Liability

For the quarter ended March 31, 2021, and for the year ended December 31, 2020 there was no change in our warranty liability.

We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $50,000 by the final calendar day of each month.

On May 11th the MGWI convertible note executed on February 8, 2018, was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock.

In accordance with ASC 855, the Company has analysed its operations subsequent to March 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Summary of Operating Results the three months Ended March 31, 2021 Compared to the same period in 2020

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,238,447 and a working capital deficit of $3,165,663 as of March 31, 2021. The company also had an accumulated deficit of $16,654,812 as of March 31, 2021 and used $663,192 in net cash from operating activities for the three months ended March 31, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended March 31, 2021; we had a net profit of $996,670 compared to a net loss of $313,574 for the same period in 2020. The increase in the net profit in 2021 was mainly due to the increase in gain on derivative in 2021, The three months ended March 31, 2021; our revenue was $135,275 compared to $858,816 for the same period in 2020. For the three months ended March 31, 2021, our gross margin was 83% compared to 60% for the same period in 2020. For the three months ended March 31, 2021, our operating expense was $477,346 compared to $476,210 for the same period in 2020. For the three months ended March 31, 2021; we had a loss from operations of $365,218 compared to a net profit from operations of 39,329 for the same period in 2020.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three months Ended March 31, 2021, Compared to the three months ended March 31, 2020

Net Sales

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division (Electronic Assembly).

The three months ended March 31, 2021; our total revenue was $135,275 compared to $858,816 for the same period in 2020.

Segment breakdown

The three months ended March 31, 2021, our revenue from Engineering and Manufacturing was $30,229 compared to $107,567 for the same period in 2020. The decrease was due to shift of focus on the heat recovery solution business and manufacturing.

The three months ended March 31, 2021, our revenue from HRS was $66,000 compared to $748,750 for the same period in 2020. This decrease was mainly caused by delays in execution of orders and contracts as a result of the pandemic.

The three months ended March 31, 2021, our revenue from CETY Europe was $39,045 compared to $2,499 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and additional customers.

Gross Profit

The three months ended March 31, 2021; our gross profits were $112,128 compared to $515,539 for the same period in 2020. Our gross profits could vary from period to period and is affected by several factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The three months ended March 31, 2021, our gross profit from Engineering and Manufacturing was $21,526 compared to $26,606 for the same period in 2020.

The three months ended March 31, 2021, our gross profit from HRS was $53,828 compared to $486,434, for the same period in 2020. The decrease from the HRS segment was mainly due to no revenue in the first quarter of 2021.

The three months ended March 31, 2021, our gross profit from Cety Europe was $36,774 compared to $2,499 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and additional customers.

Selling, General and Administrative (SG&A) Expenses

The three months ended March 31, 2021; our SG&A expense was $102,381 compared to $95,720 for the same period in 2020.

Salaries Expense

The three months ended March 31, 2021; our Salaries expense was $221,647 compared to $209,547 for the same period in 2020.

Travel Expense

The three months ended March 31, 2021; our travel expense was $15,013 compared to $29,158 for the same period in 2020. The decrease in travel expenses was mainly due to the impact of the Covid 19 virus.

Professional fees Expense

The three months ended March 31, 2021; our Professional fees expense was $45,742 compared to $21,887 for the same period in 2020. The increase was mainly due to the fees associated with the filing of our S-1 registration statement.

Facility Lease and Maintenance Expense

The three months ended March 31, 2021; our Facility Lease and maintenance expense was $86,210 compared to $110,455 for the same period in 2020. This decrease was due to the Higher building maintenance expense 2020.

Depreciation and Amortization Expense

The three months ended March 31, 2021, our depreciation and amortization expense was $8073 compared to $9,443 for the same period in 2020, which remained relatively unchanged.

Net (Loss) from operations

The three months ended March 31, 2021, our net loss from operations was $366,938 compared to net profit from operations of $39,329 for the same period in 2020. This decrease was primarily due to the higher revenues, higher gross profits in previous period.

Change in Derivative Liability

The three months ended March 31, 2021; we had a gain on derivative liability of $1,749,173 compared to a loss of $130,994 for the same period in 2020.

Gain on debt settlement

The three months ended March 31, 2021 we recognized a gain on debt settlement in the amount of $0 compared to $22,221 for the three months ended March 31, 2020. This was due to a note settlement in 2020.

Interest and Finance Fees

The three months ended March 31, 2021 interest and finance fees were $313,651 compared to $224,130 for the same period in 2020. The increase was mainly due to the increase in the amortization of the debt discount.

Net Income / Loss

The three months ended March 31, 2021; our net profit was $1,068,584 compared to net loss of $313,574 for the same period in 2020. This increase was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

The three months ended March 31, 2021

	2021	2020
Net Cash provided / (Used) In Operating Activities	(663,191)	(39,493)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	3,184,216	454,560
Net (Decrease) Increase in Cash and Cash Equivalents	2,521,025	494,053

On February 25 and 26, 2021, and March 2, 2021, the Company completed public and private financing of an aggregate of $2,570,000. The Company plans to utilize up to $2,000,000 for two joint ventures or direct investments, to enter the China market. One joint venture is to establish an engineering company based in Chengdu to promote distributed power and clean energy design and the other is a natural gas company joint venture based in Shenzhen. On March 24, 2021, April 30, 2021, and May 5, 2021, the Company transferred $1,500,000, in connection with its obligations to these ventures pending execution of definitive documents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On March 12, 2021 we issued 1,625,000 shares and 2,068,588 of our common stock at a price of $.08 per share, in exchange for the conversion of 650 shares of our Series D Preferred Stock and 165,487 of accrued dividend for the series D preferred stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2021 on Form 10-Q are included, or incorporated by reference, in this Three months ended March 31, 2021ly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day of May 2021

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: May 14, 2021

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: May 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)

Date: May 14, 2021

Page 38 of 38