Form 10-Q
period 2021-06-30
Clean Energy Technologies, Inc.
filed 2021-08-16
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED JUNE 30, 2021 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 14, 2021, there were 921,650,238 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2021 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	Unaudited June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$2,042,838	$414,885
Accounts receivable - net	298,758	265,738
Lease receivable asset	217,584	217,584
Inventory	727,905	557,820
Total Current Assets	3,287,085	1,456,027
Property and Equipment - Net	43,224	53,432

Goodwill	747,976	747,976
Long term financing receivables - (net)	752,500	752,500
License	354,322	354,322
Patents	121,507	127,445
Right of use asset - long term	506,025	606,569
Other Assets	25,401	25,400
Total Non Current assets	2,550,955	2,667,644
Total Assets	$5,838,040	$4,123,671

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	1,222,027	1,544,545
Accrued Expenses	138,877	503,595
Customer Deposits	112,730	82,730
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	263,433	2,008,802
Facility Lease Liability - current	208,652	249,132
Line of Credit	1,232,293	1,680,350
Notes payable - GE	2,470,116	2,442,154
Convertible Notes Payable (net of discount of $0 and $170,438 respectively)	284,545	541,426
Related Party Notes Payable	600,075	600,075
Total Current Liabilities	6,665,748	9,785,809
Long-Term Debt:
Notes Payable PPL	201,471	110,700
Related Party Notes Payable	1,049,987	1,092,622
Facility Lease Liability - long term	315,628	373,112
Net Long-Term Debt	1,567,086	1,576,434
Total Liabilities	8,232,834	11,362,243

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 0 and 4,500 outstanding as of June 30, 2021 and December 31, 2020, respectively	-	450,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 921,650,238 and 821,169,656 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	921,650	821,171
Shares to be issued	-	61,179
Additional paid-in capital	13,498,310	9,080,560
Accumulated deficit	(16,814,754)	(17,651,482)
Total Stockholders’ (Deficit)	(2,394,794)	(7,238,572)
Total Liabilities and Stockholders’ Deficit	$5,838,040	$4,123,671

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three and six months ended June 30, 2021 and 2020

Unaudited

	three months		six months
	2021	2020	2021	2020
Sales	$155,884	$155,997	$291,158	$1,014,812
Cost of Goods Sold	49,356	93,330	72,619	436,607
Gross Profit	106,528	62,667	218,539	578,205

General and Administrative
General and Administrative expense	211,673	155,576	340,521	251,296
Salaries	225,104	176,215	433,069	385,762
Travel	25,339	11,658	40,354	40,816
Professional Fees	49,373	55,464	82,209	77,351
Facility lease and Maintenance	82,699	83,181	168,910	193,636
Depreciation and Amortization	8,073	9,443	16,146	18,886
Total Expenses	602,261	491,537	1,081,209	967,747
Net Profit / (Loss) From Operations	(495,733)	(428,870)	(862,670)	(389,542)

Change in derivative liability	(3,804)	250,353	1,745,369	119,359
Gain / (Loss) on debt settlement and write down	368,098	217,644	368,098	239,865
Interest and Financing fees	(100,417)	(268,629)	(414,069)	(512,759)
Net Profit / (Loss) Before Income Taxes	(231,856)	(229,502)	836,728	(543,077)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(231,856)	$(229,502)	$836,728	$(543,077)

Per Share Information:
Basic weighted average number
of common shares outstanding	895,498,243	762,265,411	853,322,779	760,217,962

Net Profit / (Loss) per common share basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Per Share Information:
Diluted weighted average number
of common shares outstanding	895,498,243	762,265,411	1,339,978,304	760,217,962

Net Profit / (Loss) per common share diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

June 30, 2020 and December 31, 2019

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,719)	(5,252,478)

Shares issued for debt conversion	1,700,000	1,700			-	32,300		34,000
Shares issued for cash	4,523,333	4,522				120,478		125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000		-
Net Loss							(313,574)	(313,574)
March 31, 2020	762,130,989	$762,131	5,700	$570,000	$-	$7,790,110	$(14,529,293)	$(5,407,052)

Shares issued for S1 commitment	764,526	765				9,235		10,000
								-
Net Loss							(229,502)	(229,502)
June 30, 2020	762,895,515	$762,896	5,700	$570,000	$-	$7,799,345	$(14,758,795	$(5,626,554)

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

June 30, 2021 and December 31. 2020

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$(7,238,572)

Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-	(0)
Shares issued for Reg A offering	16,666,667	16,667				483,333		500,000
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-	347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375		-
Inducement shares	1,250,000	1,250			(25,000)	23,750		-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969		3,084,003
								-
Net Loss							1,068,584	1,068,584
March 31, 2021	896,066,487	$896,068	-	$-	$-	$13,448,384	$(16,582,898)	$(2,238,447)

Shares issued for warrant conversion	547,468	547				(547)	-	-
Shares issued for cash	36,283	36						36
Shares for Conversion	25,000,000	25,000				50,473		75,473
Net Loss							(231,856.00)	(231,856)
June 30, 2021	921,650,238	$921,651	-	$-	$-	$13,498,310	$(16,814,754)	$(2,394,794)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30, 2021 and 2020

Unaudited

	2021	2020
Cash Flows from Operating Activities:
Net Income / ( Loss )	$836,728	$(543,077)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,146	18,886
Gain on debt settlement	(368,098)	(239,865)
Shares issued for S1		10,000
Change in debt discount and Financing fees	412,407	298,462
Change in derivative liability	(1,745,369)	(119,359)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	100,544	103,632
(Increase) decrease in lease liability	(97,965)	(101,011)
(Increase) decrease in accounts receivable	(33,020)	86,104
(Increase) decrease in inventory	(168,421)	63,926
(Decrease) increase in accounts payable	(322,518)	(68,572)
Other (Decrease) increase in accrued expenses	(364,718)	293,842
Other (Decrease) increase in accrued expenses related party	255,082	23,889
Other (Decrease) increase in deferred revenue	-	(14,750)
Other (Decrease) increase in customer deposits	30,000	(226,500)
Net Cash Provided by (Used In) Operating Activities	(1,449,202)	(414,393)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(1,480)
Payment on notes payable and lines of credit	(598,127)	(103,000)
Proceeds from notes payable	90,771	368,374
Proceeds from notes payable related party	-	25,000
Stock issued for cash	3,584,511	125,000
Cash Flows Provided By Financing Activities	3,077,155	413,894

Net (Decrease) Increase in Cash and Cash Equivalents	1,627,953	(499)
Cash and Cash Equivalents at Beginning of Period	414,885	7,406
Cash and Cash Equivalents at End of Period	$2,042,838	$6,907

Supplemental Cashflow Information:
Interest Paid	$101,027	$142,184
Taxes Paid	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – General

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2021, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2020 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of results for the entire year ending December 31, 2021.

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

General Electric acquired the rights and 16 global patents to the magnetic bearing technology from Calnetix in October of 2010 and further developed the next generation of the waste heat generators, which was ultimately acquired by Clean Energy Technologies from GE. We completed our production facility post the acquisition in October of 2016. We consolidated our legacy and HRS operations and began our production in early 2017. In early 2018 we engaged with a large institutional equity partner and closed our first round of funding. We are executing our business strategy by increasing our market presence and broadening our product portfolio in the heat to power markets. We are continuing to design, build and ship products to Europe, US, Canada, South East Pacific regions and plan expansion into Asia. We are continuing to build a strong back log and pipeline of opportunities while developing the next disruptive heat to power generators with the support of our new equity partners.

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

We plan to build a financial division that combines the customer demand for low carbon energy which we believe will compliment recent investor trends for funding low carbon energy projects. Low carbon energy is becoming ever more important for sustainable development and we believe is becoming recognized as a critical path to achieve economic growth globally and sustaining living standards. We believe our efforts will improve our sales and profitability across low carbon energy projects.”

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,394,794 and a working capital deficit of $3,378,663 as of June 30, 2021. The company also had an accumulated deficit of $16,814,754 as of June 30, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Our goal is to position CETY as a worldwide leader in the heat to power & energy efficiency markets by targeting industries that have wasted heat which could potentially turn into electricity.

We plan to leverage our proprietary magnetic bearing turbine technology with over 100 installations and 1 million fleet operating hours to increase our market share in low to medium temperature waste heat recovery markets.

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

We plan to build a financial division to provide funding to customers who use our products and services.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at JP Morgan Chase bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts receivable of $75,000 and $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract by contract basis and takes into account the length of the financing arrangement. As of June 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Five (5) customers accounted for approximately 98% of accounts receivable at June 30, 2021. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of June 30, 2021, and 2020 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the second quarter of 2021 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2021 and December 31, 2020, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2021 and 2020 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2021.

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2021 and December 31, 2020, we had outstanding customer deposits of $112,730 and $82,730 respectively.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2021	$–	$–	$263,433	$263,433

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$2,008,802	$2,008,802

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2021, we had outstanding common shares of 921,650,238 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2021 and 2020 were 895,498,243 and 762,265,411 respectively. Basic Weighted average common shares and equivalents for the six months ended June 30, 2021 and 2020 were 853,322,779 and 760,217,962 respectively. As of June 30, 2021, we had convertible notes, convertible into approximately 480,751,127 of additional common shares, 8,754,720 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended June 30, 2021 and 2020, as they were considered anti-dilutive. Fully diluted weighted average common shares and equivalents for the six months ended June 30, 2021, were 1,339,978,304. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the six months ended June 30, 2020,

Research and Development

We had no amounts of research and development R&D expense during the three months ended June 30, 2021 and 2020.

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

Selected Financial Data:

	For the Six months ended
	2021	2020
Net Sales
Manufacturing and Engineering	41,223	250,854
Clean Energy HRS	88,807	749,034
Cety Europe	161,128	14,924
Total Sales	291,158	1,014,812

Segment income and reconciliation before tax
Manufacturing and Engineering	29,683	83,723
Clean Energy HRS	62,802	486,585
Cety Europe	126,054	7,898
Total Segment income	218,539	578,206

Reconciling items
General and Administrative expense	(340,521)	(251,296)
Salaries	(433,069)	(385,762)
Travel	(40,354)	(40,816)
Professional Fees	(82,209)	(77,351)
Facility lease and Maintenance	(168,910)	(193,636)
Depreciation and Amortization	(16,146)	(18,886)
Change in derivative liability	1,745,369	119,359
Gain debt settlement	368,098	239,865
Interest Expense	(414,069)	(512,759)
Net Loss before income tax	836,728	(543,076)

	June 30, 2021	December 31, 2020
Total Assets
Electronics Assembly	3,276,121	1,922,658
Clean Energy HRS	2,438,011	2,166,478
Cety Europe	123,908	34,545
Total Assets	5,838,040	4,123,681

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the six months ended June 30, 2021 and 2020 we had $0 in share-based expense, due to the issuance of common stock. As of June 30, 2021, we had no further non-vested expense to be recognized.

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

As of June 30, 2021, we had a net operating loss carry-forward of approximately $(7,965,036) and a deferred tax asset of $2,389,511 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,389,511). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2021	December 31, 2020
Deferred Tax Asset	$2,389,511	$2,640,529
Valuation Allowance	(2,389,511)	(2,640,529)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2021	December 31, 2020
Accounts Receivable	$373,758	$340,378
Less Reserve for uncollectable accounts	(75,000)	(75,000)
Accounts Receivable (Net)	$298,758	$265,738

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2021	December 31, 2020
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2021 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	June 30, 2021	December 31, 2020
Long-term financing receivables	$1,000,000	$1,000,000
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$752,500	$752,500

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2021	December 31, 2020
Raw Material	$977,905	$805,574
Work in Process	-	2,242
Total	977,905	807,820
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$727,905	$557,820

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2021	December 31, 2020
Capital Equipment	$1,354,824	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,387,035)	(1,372,798)
Net Fixed Assets	$43224	$53,432

Our Depreciation Expense for the three months ended June 30, 2021 and 2020 was $5,104 and $6,474 respectively.

Our Depreciation Expense for the six months ended June 30, 2021 and 2020 was $10,208 and $12,948 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2021	December 31, 2020
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(69,282)	(63,344)
Net Intangible Assets	$1,223,805	$1,229,743

Our Amortization Expense for three months ended June 30, 2021 and 2020 was $2,969 and $2,969 respectively.

Our Amortization Expense for six months ended June 30, 2021 and 2020 was $5,938 and $5,938 respectively.

NOTE 7 – ACCRUED EXPENSES

	June 30, 2021	December 31, 2020

Accrued Wages	$64,588	$25,654
Accrued Expenses	74,289	477,941
	$138,877	$503,595

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

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2021, the outstanding balance was $1,232,293 compared to $1,680,350 at December 31, 2020.

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

Total Liability to GE

	June 30, 2021	December 31, 2020
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	297,885	269,921
Total	$2,470,118	$2,442,154

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to our belief that we are entitled to a reduction in purchase price we paid due to the misunderstanding of the asset valuation.

On May 4, 2020 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due May 4, 2022 for $110,700, with an interest rate of 1%. This note payment is due in full on May 4, 2022 and also has the possibility of forgiveness. As of the date of this filing this note has been forgiven.

On February 4 , 2021 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due February 4, 2023 for $89,200, with an interest rate of 1%. This note payment is due in full on February 4, 2023 and also has the possibility of forgiveness. As of the date of this filing this note has been forgiven.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of June 30, 2021, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of June 30, 2021, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267. This note was fully converted as of December 31, 2020. This note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of June 30, 2021 was $0. This note was paid in full on January 8, 2021.

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

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. We also recognized a debt discount of $24,282. We amortized $19,093 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of June 30, 2021 was $0. On January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

Total due to Convertible Notes

	June 30, 2021	December 31, 2020
Total convertible notes	$187,285	$612,355
Accrued Interest	97,260	99,509
Debt Discount	-	(170,438)
Total	$284,545	$541,426

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 120% to 130% and a risk-free interest rate range of .05% to 0.1% The remaining derivative liabilities were:

	June 30, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$263,433	$2,008,802

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

Year	Lease Payment
2021	122,754
2022	253,608
2023	172,208
Imputed Interest	(24,291)
Net Lease Liability	$524,279

Our lease expense for the six months ended June 30, 2021 and 2020 was $168,910 and $193,636 respectively.

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

We also recorded a $60,000 commitment fee (relating to the Preferred series D estoppel agreement and discounted conversion terms) to account for the difference in the fair value which was offset to retained earnings.

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

During the year ended June 30, 2021 we issued 22,572,272 shares of common stock, under S-1 registration statement with GHS for a total of $321,951 in net proceeds and expensed $171,794 in legal and financing fees as a result.

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). On December 31, 2020 this note was converted into 14,035,202 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429 as a result this note was paid in full. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

On July 23, 2020 we issued 3,000,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of June 30, 2021 was $0. This note was paid in full on January 8, 2021. Also on February 5, 2021 the company issued 1,100,000 shares of its common stock as redemptions of $44,000 in cashless warrants.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). These shares were issued on February 1, 2021 and 547,468.00 shares were issued as a result of exercise of the warrants on May 28, 2021. This note was paid in full as of January 29, 2021.

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

On February 23, 2021 we issued 3,754,720 of common stock at a purchase price of $.014 per share and 3,754,720 of warrant at purchase price of 0.04 for an aggregate price of $52,566 to an accredited investor in a private sale. An additional 36,283 shares were issued as a result of a correction made to the original transaction.

On March 5, 2021 we issued 8,333,333 of common stock at a purchase price of $.06 per share for an aggregate price of $500,000 to an accredited investor in a private sale.

On March 10, 2021 we issued 32,125,000 units of common stock at a purchase price of $.08 per share for an aggregate price of $2,570,000 to an accredited investor in a private sale.

On March 12, 2021 we issued 1,625,000 shares and 2,068,588 of our common stock at a price of $.08 per share, in exchange for the conversion of 650 shares of our Series D Preferred Stock and 165,487 of accrued dividend for the series D preferred stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2021 there were 921,650,238 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	9,500,000	$0.04	9,500,000	$0.04
Additions	3,754,720		3,754,720.00	0.04
Expired	1,500,000		1,500,000
Exercised	3,000,000		3,000,000
Outstanding June 30, 2021	8,754,720	$0.04	8,754,720	$0.04

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

Subsequently on May 11th this note was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock. On June 24, 2021 MGW I converted $75,000 of the outstanding balance of this note into 25,000,000 shares of company’s common stock

On June 21, 2018 the corporation entered into a promissory note with MGW Investment I Limited, for the principal amount of $250,000, with an interest rate of Eight Percent (8%) per annum and a maturity date of June 21, 2019. On May 28, 2019 this note was paid in full.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on June 30, 2021 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The two potential investments are still pending.

Note 13 - Warranty Liability

For the quarter ended June 30, 2021, and for the year ended December 31, 2020 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analysed its operations subsequent to June 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Clean Energy Technologies, Inc. established a wholly owned subsidiary called CETY Capital, a financing arm of CETY to fund captive renewable energy projects producing low carbon energy. CETY Capital will add flexibility to the capacity CETY offers its customers and fund projects utilizing its products and clean energy solutions. For the three and six months ended June 30, 2021 there was no activity in this business unit.

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

Clean Energy Technologies has established a wholly owned subsidiary called CETY Capital, a financing arm of CETY to fund captive renewable energy projects producing low carbon energy. CETY Capital will add flexibility to the capacity CETY offers its customers and fund projects utilizing its products and clean energy solutions.

CETY Capital provides an in-house financial arm supporting its sales and building new renewable energy facilities which management expects to improve profitability and margins.

Summary of Operating Results the three and six months Ended June 30, 2021 Compared to the same period in 2020

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,394,794 and a working capital deficit of $3,378,663 as of June 30, 2021. The company also had an accumulated deficit of $16,814,754 as of June 30, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended June 30, 2021; we had a net loss of $231,856 compared to a net loss of $229,502 for the same period in 2020. For the three months ended June 30, 2021; our revenue was $155,884 compared to $155,997 for the same period in 2020. For the three months ended June 30, 2021, our gross margin was 68% compared to 40% for the same period in 2020. For the three months ended June 30, 2021, our operating expense was $602,261 compared to $491,537 for the same period in 2020. For the three months ended June 30, 2021; we had a loss from operations of $495,733 compared to a net loss from operations of 428,870 for the same period in 2020.

The Six months ended June 30, 2021; we had a net profit of $836,728 compared to a net loss of $543,077 for the same period in 2020. The increase in the net profit in 2021 was mainly due to the increase in gain on derivative in 2021, for the six months ended June 30, 2021; our revenue was $291,158 compared to $1014,812 for the same period in 2020. For the six months ended June 30, 2021, our gross margin was 75% compared to 57% for the same period in 2020. For the six months ended June 30, 2021, our operating expense was $1,081,209 compared to $967,747 for the same period in 2020. For the six months ended June 30, 2021; we had a loss from operations of $862,670 compared to a net loss from operations of 389,542 for the same period in 2020.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three and six months Ended June 30, 2021, Compared to the three and six months ended June 30, 2020

Net Sales

The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy engineering and manufacturing services division (Electronic Assembly).

Segment breakdown

The six months ended June 30, 2021, our revenue from Engineering and Manufacturing was $41,223 compared to $250,854 for the same period in 2020. The decrease was due to shift of focus on the heat recovery solution business and manufacturing.

The six months ended June 30, 2021, our revenue from HRS was $88,807 compared to $749,034 for the same period in 2020. This decrease was mainly caused by delays in execution of orders and contracts as a result of the pandemic.

The six months ended June 30, 2021, our revenue from CETY Europe was $161,128 compared to $14,924 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and equipment sale.

Gross Profit

The three months ended June 30, 2021; our gross profits were $106,528 compared to $62,667 for the same period in 2020. Our gross profits could vary from period to period and is affected by several factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The six months ended June 30, 2021, our gross profit from Engineering and Manufacturing was $29,683 compared to $83,723 for the same period in 2020.

The six months ended June 30, 2021, our gross profit from HRS was $62,802 compared to $486,585, for the same period in 2020. The decrease from the HRS segment was mainly due to no revenue in the first quarter of 2021.

The six months ended June 30, 2021, our gross profit from CETY Europe was $126,054 compared to $7,898 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and additional customers.

Selling, General and Administrative (SG&A) Expenses

The three months ended June 30, 2021; our SG&A expense was $211,673 compared to $155,576 for the same period in 2020.

Salaries Expense

The three months ended June 30, 2021; our Salaries expense was $225,104 compared to $176,215 for the same period in 2020.

Travel Expense

The three months ended June 30, 2021; our travel expense was $25,339 compared to $11,658 for the same period in 2020.

Professional fees Expense

The three months ended June 30, 2021; our Professional fees expense was $49,373 compared to $55,476 for the same period in 2020.

Facility Lease and Maintenance Expense

The three months ended June 30, 2021; our Facility Lease and maintenance expense was $82,699 compared to $83,181 for the same period in 2020.

Depreciation and Amortization Expense

The three months ended June 30, 2021, our depreciation and amortization expense was $8073 compared to $9,443 for the same period in 2020, which remained relatively unchanged.

Change in Derivative Liability

The three months ended June 30, 2021; we had a loss on derivative liability of $3,804 compared to a gain of $250,353 for the same period in 2020.

Gain on debt settlement

The three months ended June 30, 2021 we recognized a gain on debt settlement in the amount of $368,098 compared to $217,644 for the three months ended June 30, 2020.

Interest and Finance Fees

The three months ended June 30, 2021 interest and finance fees were $100,417 compared to $268,629 for the same period in 2020.

Net Income / Loss

The three months ended June 30, 2021; our net loss was $231,856 compared to net loss of $229,502 for the same period in 2020. This increase was primarily due to the gain on derivative liability in 2021.

Selling, General and Administrative (SG&A) Expenses

The six months ended June 30, 2021; our SG&A expense was $340,521 compared to $251,296 for the same period in 2020.

Salaries Expense

The six months ended June 30, 2021; our Salaries expense was $433,069 compared to $385,762 for the same period in 2020.

Travel Expense

The six months ended June 30, 2021; our travel expense was $40,354 compared to $40,816 for the same period in 2020.

Professional fees Expense

The six months ended June 30, 2021; our Professional fees expense was $82,209 compared to $77,351 for the same period in 2020.

Facility Lease and Maintenance Expense

The six months ended June 30, 2021; our Facility Lease and maintenance expense was $168,910 compared to $193,636 for the same period in 2020.

Depreciation and Amortization Expense

The six months ended June 30, 2021, our depreciation and amortization expense was $16,146 compared to $18,886 for the same period in 2020.

Change in Derivative Liability

The six months ended June 30, 2021; we had a gain on derivative liability of $1,745,369 compared to a gain of $119,359 for the same period in 2020.

Gain on debt settlement

The six months ended June 30, 2021 we recognized a gain on debt settlement in the amount of $368,098 compared to $239,865 for the same period in 2020.

Interest and Finance Fees

The six months ended June 30, 2021 interest and finance fees were $414,069 compared to $512,759 for the same period in 2020.

Net Income / Loss

The six months ended June 30, 2021; our net profit was $836,728 compared to net loss of $543,077 for the same period in 2020. This increase was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

The six months ended June 30, 2021

	2021	2020
Net Cash provided / (Used) In Operating Activities	$(1,598,764)	$(414,393)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	3,226,717	413,894
Net (Decrease) Increase in Cash and Cash Equivalents	$1,627,953	$(499)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated June 30, 2021 on Form 10-Q are included, or incorporated by reference, in this six months ended June 30, 2021 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 16th day of August 2021

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: August 16, 2021

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: August 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)

Date: August 16, 2021

