Form 10-Q
period 2021-09-30
Clean Energy Technologies, Inc.
filed 2021-11-17
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED SEPTEMBER 30, 2021 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2021

or

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

As of November 15, 2021, there were 929,177,328 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2021 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	(unaudited)
	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$1,555,157	$414,885
Accounts receivable - net	777,156	265,738
Lease receivable asset	217,584	217,584
Inventory	725,559	557,820
Total Current Assets	3,275,456	1,456,027
Property and Equipment - Net	38,120	53,432

Goodwill	747,976	747,976
Long term financing receivables - (net)	684,770	752,500
License	354,322	354,322
Patents	118,538	127,445
Right of use asset - long term	461,979	606,569
Other Assets	38,088	25,400
Total Non Current assets	2,443,793	2,667,644
Total Assets	$5,719,249	$4,123,671

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$871,316	$1,544,545
Accrued Expenses	139,487	503,595
Customer Deposits	194,500	82,730
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	274,178	2,008,802
Facility Lease Liability - current	208,651	249,132
Line of Credit	1,160,274	1,680,350
Notes payable - GE	2,484,096	2,442,154
Notes Payable	369,065	-
Convertible Notes Payable (net of discount of $0 and $170,438 respectively)	291,100	541,426
Related Party Notes Payable	597,594	600,075
Total Current Liabilities	6,723,261	9,785,809
Long-Term Debt:
Notes Payable PPL	-	110,700
Related Party Notes Payable	1,081,085	1,092,622
Facility Lease Liability - long term	272,440	373,112
Net Long-Term Debt	1,353,525	1,576,434
Total Liabilities	8,076,786	11,362,243

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 0 and 4,500 outstanding as of September 30, 2021 and December 31, 2020, respectively	-	450,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 923,893,327 and 821,169,656 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	923,893	821,171
Shares to be issued	-	61,179
Additional paid-in capital	13,550,333	9,080,560
Accumulated deficit	(16,812,704)	(17,651,482)
	(2,338,478)	(7,238,572)

Non-controlling interest	(19,059)	-
Total Stockholders’ (Deficit)	(2,357,537)	(7,238,572)
Total Liabilities and Stockholders’ Deficit	$5,719,249	$4,123,671

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three and nine months ended September 30,

(Unaudited)

	three months		nine months
	2021	2020	2021	2020
Sales	$575,545	$215,318	$866,703	$1,230,131
Cost of Goods Sold	274,401	112,288	374,020	548,895
Gross Profit	301,144	103,030	519,683	681,236

General and Administrative
General and Administrative expense	188,817	143,490	529,335	394,791
Salaries	228,565	183,972	661,634	569,734
Travel	26,381	27,045	66,735	67,861
Professional Fees	41,174	52,034	123,383	129,385
Facility lease and Maintenance	85,798	86,667	254,708	280,303
Depreciation and Amortization	8,073	9,443	24,219	28,329
Total Expenses	578,809	502,651	1,660,015	1,470,403
Net Profit / (Loss) From Operations	(277,664)	(399,621)	(1,140,331)	(789,167)

Change in derivative liability	(10,745)	88,836	1,734,624	208,195
Gain / (Loss) on debt settlement’ and write down	460,568	191,833	828,666	431,698
Interest and Financing fees	(189,171)	(393,937)	(603,240)	(906,696)
Net Profit / (Loss) Before Income Taxes	(17,012)	(512,889)	819,719	(1,055,970)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	(17,012)	(512,889)	819,719	(1,055,970)

Net (income) loss attributable to the non-controlling interests	19,059	-	19,059	-
		-		-
Net income (loss) attributable to Clean Energy Technologies, Inc.	$2,047	$(512,889)	$838,778	$(1,055,970)

Per Share Information:
Basic weighted average number of common shares outstanding	922,225,702	768,031,046	891,312,514	762,841,333

Net Profit / (Loss) per common share basic	$(0.00)	$(0.00)	$0.00	$(0.00)

Per Share Information:
Diluted weighted average number of common shares outstanding	922,225,702	768,031,046	1,357,635,219	762,841,333

Net Profit / (Loss) per common share diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

September 30, 2021

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	interest	Totals
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,332	(14,215,719)	-	(5,252,478)

Shares issued for debt conversion	1,700,000	1,700			-	32,300			34,000
Shares issued for cash	4,523,333	4,522				120,478		-	125,000
Preferred conversions	2,000,000	2,000	(800)	(80,000)		78,000			-
Net Loss							(313,574)	-	(313,574)
March 31, 2020	762,130,989	$762,131	5,700	$570,000	$-	$7,790,110	$(14,529,293)	-	$(5,407,052)

Shares issued for S1 commitment	764,526	765				9,235			10,000

Net Loss			-	-			(229,507)	-	(229,507)
June 30, 2020	762,895,515	$762,896	5,700	$570,000	$-	$7,799,345	$(14,758,800)	-	$(5,626,559)

Shares issued for S1 puts	9,138,257	9,139				211,385			220,524
Conversion of Preferred Series D	3,000,000	3,000	(1,200)	(120,000)		117,000			-
Shares issued for Induement	2,000,000	2,000				36,421			38,421

Net Loss							(512,889)	-	(512,889)
September 30, 2020	777,033,772	$777,035	4,500	$450,000	$-	$8,164,151	$(15,271,689)	-	$(5,880,503)

Shares issued for S1 puts	13,434,015	13,434				273,705			287,139
Shares issued for Reg A offering	16,666,667	16,667				483,333			500,000
Shares issued for note conversion	14,035,202	14,035				159,371			173,406
Inducement shares					25,000				25,000
Common Share subscriptions					36,179				36,179
Net Loss							(2,379,793)	-	(2,379,793)
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$-	$(7,238,572)

Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-	-	(0)
Shares issued for Reg A offering	16,666,667	16,667				483,333			500,000
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-		347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375			-
Inducement shares	1,250,000	1,250			(25,000)	23,750			-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969			3,084,003
									-
Net Income							1,068,584	-	1,068,584
March 31, 2021	896,066,487	$896,068	-	$-	$-	$13,448,384	$(16,582,898)	$-	$(2,238,447)

Shares issued for warrant conversion	547,468	547				(547)	-		-
Shares issued for cash	36,283	36							36
Shares for Conversion	25,000,000	25,000				50,473			75,473
Net Loss							(231,853)	-	(231,853)
June 30, 2021	921,650,238	921,651	-	-	-	13,498,310	(16,814,751)	-	(2,394,791)

Shares issued for correction	1,100,630	1,101				(1,101)			-
Shares issued for inducement	1,142,459	1,141				53,125			54,266
Net Income (Loss)							2,047	(19,059)	(17,012)
September 30, 2021	923,893,327	$923,893	-	$-	-	$13,550,334	$(16,812,704)	$(19,059)	$(2,357,537)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30, 2021

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net Income / ( Loss )	$819,719	$(1,055,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,219	28,329
Gain on debt settlement	(828,666)	(431,698)
Shares issued for inducement	54,266	48,421
Change in debt discount and Financing fees	730,826	442,560
Change in derivative liability	(1,734,624)	(208,195)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	144,588	155,244
(Increase) decrease in lease liability	(141,153)	(149,142)
(Increase) decrease in accounts receivable	(511,418)	47,058
(Increase) decrease in longterm financing receivables	67,730	-
(Increase) decrease in inventory	(167,739)	79,344
(Decrease) increase in accounts payable	(673,236)	60,234
Other (Decrease) increase in accrued expenses	141,969	214,815
Other (Decrease) increase in accrued expenses related party	(2,482)	23,889
Other (Decrease) increase in deferred revenue	-	(14,750)
Other (Decrease) increase in customer deposits	111,770	(226,500)
Net Cash Provided by (Used In) Operating Activities	(1,964,231)	(986,361)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(1,480)
Payment on notes payable and lines of credit	(894,208)	(156,000)
Proceeds from notes payable	414,200	818,541
Proceeds from notes payable related party	-	-
Stock issued for cash	3,584,511	345,524
Cash Flows Provided By Financing Activities	3,104,503	1,006,585

Net (Decrease) Increase in Cash and Cash Equivalents	1,140,272	20,224
Cash and Cash Equivalents at Beginning of Period	414,885	7,406
Cash and Cash Equivalents at End of Period	$1,555,157	$27,630

Supplemental Cashflow Information:
Interest Paid	$145,230	$142,184
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for warrant conversion	$-	$-
Discount on derivatives	$-	$134,961
Shares issued for preferred conversions	$450,000	$80,000
Shares issued for debt conversion conversions	$75,473	$-
Shares issued for debt conversion conversions	$347,538	$34,000

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – General

These unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2021, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2020 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of results for the entire year ending December 31, 2021.

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

On November 8, 2021 Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited a liquid natural gas trading company in China for $1,500,000 in cash compensation and, if Leading Wave is able to achieve certain milestones, 200,000,000 shares of Common Stock of the Company.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,357,537 and a working capital deficit of $3,447,804 as of September 30, 2021. The company also had an accumulated deficit of $16,812,704 as of September 30, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Our goal is to position CETY as a worldwide leader in the renewables energy and energy efficiency markets by targeting industries that have wasted thermal energy, or organic waste which could potentially turn into electricity and other form of renewable energy.

We plan to leverage our proprietary magnetic bearing turbine technology with over 100 installations and 1 million fleet operating hours to increase our market share in low to medium temperature waste heat recovery markets.

We plan to continue establishing partnership with project developers to identify biomass opportunities with long-term feedstock and regional incentives.

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

The sales of our products are related to the global prices for oil, gas, coal, solar energy, and government and regional incentives. As prices increase our products produce a better return on investment for our customers. They are also dependent on regulatory drivers and financial incentives. In the US a new waste energy recovery property investment tax credit has been introduced for generating power from heat, which should support additional sales in the US.

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

We also intent to take advantage of the growing natural gas markets in China through mergers and acquisitions.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts receivable of $75,000 and $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and takes into account the length of the financing arrangement. As of September 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Five (5) customers accounted for approximately 98% of accounts receivable on September 30, 2021. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of September 30, 2021, and 2020 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the first quarter of 2022 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2021 and December 31, 2020, we had a reserve for potentially obsolete inventory of $250,000.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2021 and 2020 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2021.

Also, from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2021 and December 31, 2020, we had outstanding customer deposits of $194,500 and $82,730 respectively.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2021	$–	$–	$274,178	$274,178

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$2,008,802	$2,008,802

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2021, we had outstanding common shares of 923,893,327 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2021 and 2020 were 922,225,702 and 768,031,046 respectively. Basic Weighted average common shares and equivalents for the nine months ended September 30, 2021 and 2020 were 891,312,514 and 762,841,333 respectively. As of September 30, 2021, we had convertible notes, convertible into approximately 480,751,127 of additional common shares, 8,754,720 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2020, as they were considered anti-dilutive. Fully diluted weighted average common shares and equivalents for the nine months ended September 30, 2021 were 1,357,635,219.

Research and Development

We had no amounts of research and development R&D expense during the three & nine months ended September 30, 2021 and 2020.

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

Selected Financial Data:

	For the nine months ended September 30,
	2021	2020
Net Sales
Manufacturing and Engineering	91,262	361,697
Clean Energy HRS	602,207	823,928
Cety Europe	173,234	44,506
Total Sales	866,703	1,230,131

Segment income and reconciliation before tax
Manufacturing and Engineering	72,853	124,790
Clean Energy HRS	312,118	518,965
Cety Europe	134,712	37,481
Total Segment income	519,683	681,236

Reconciling items
General and Administrative expense	(529,335)	(394,791)
Salaries	(661,634)	(569,734)
Travel	(66,735)	(67,861)
Professional Fees	(123,383)	(129,385)
Facility lease and Maintenance	(254,708)	(280,303)
Depreciation and Amortization	(24,219)	(28,329)
Change in derivative liability	1,734,624	208,195
Gain debt settlement	828,666	431,698
Interest Expense	(603,240)	(906,696)
Net Loss before income tax	819,719	(1,055,970)

	September 30, 2021	December 31, 2020
Total Assets
Clean Energy Technologies	2,899,291	1,810,595
Clean Energy HRS	2,781,035	2,271,068
Cety Renewables Ashfield	100	-
Cety Europe	38,823	42,008
Total Assets	5,719,249	4,123,671

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended September 30, 2021 and 2020 we had $0 in share-based expense, due to the issuance of common stock. As of September 30, 2021, we had no further non-vested expense to be recognized.

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

As of September 30, 2021, we had a net operating loss carry-forward of approximately $(7,982,048) and a deferred tax asset of $2,394,614 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,394,614). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 30, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2021	December 31, 2020
Deferred Tax Asset	$2,394,614	$2,640,529
Valuation Allowance	(2,394,614)	(2,640,529)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2021	December 31, 2020
Accounts Receivable	$852,156	$340,378
Less Reserve for uncollectable accounts	(75,000)	(75,000)
Accounts Receivable (Net)	$777,156	$265,738

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2021	December 31, 2020
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2021 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	September 30, 2021	December 31, 2020
Long-term financing receivables	$932,270	$1,000,000
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$752,500

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2021	December 31, 2020
Raw Material	$975,559	$805,574
Work in Process	-	2,242
Total	975,559	807,820
Less reserve for excess or obsolete inventory	(250,000)	(250,000)
Inventory	$725,559	$557,820

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2021	December 31, 2020
Capital Equipment	$1,354,824	$1,350,794
Leasehold improvements	75,436	75,436
Accumulated Depreciation	(1,392,140)	(1,372,798)
Net Fixed Assets	$38,120	$53,432

Our Depreciation Expense for the three months ended September 30, 2021 and 2020 was $5,104 and $6,474 respectively.

Our Depreciation Expense for the nine months ended September 30, 2021 and 2020 was $15,312 and $28,329 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2021	December 31, 2020
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(72,251)	(63,344)
Net Intangible Assets	$1,220,836	$1,229,743

Our Amortization Expense for three months ended September 30, 2021 and 2020 was $2,969 and $2,969 respectively.

Our Amortization Expense for nine months ended September 30, 2021 and 2020 was $8,907 and $8,907 respectively.

NOTE 7 – ACCRUED EXPENSES

	September 30, 2021	December 31, 2020

Accrued Wages	$64,589	$25,654
Accrued Expenses	74,898	477,941
	$139,487	$503,595

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

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2021, the outstanding balance was $1,160,274 compared to $1,680,350 at December 31, 2020.

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

Total Liability to GE

	September 30, 2021	December 31, 2020
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	311,863	269,921
Total	$2,484,096	$2,442,154

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to our belief that we are entitled to a reduction in purchase price we paid due to the misunderstanding of the asset valuation.

On May 4, 2020 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due May 4, 2022 for $110,700, with an interest rate of 1%. This note payment is due in full on May 4, 2022 and also has the possibility of forgiveness. This note was forgiven on July 1, 2021.

On February 4 , 2021 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due February 4, 2023 for $89,200, with an interest rate of 1%. This note payment is due in full on February 4, 2023 and also has the possibility of forgiveness. As of the date of this filing this note has been forgiven. This note was forgiven on July 26, 2021.

On September 7, 2021 the company entered into a promissory note in the amount of $226,345, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 7, 2022 and has mandatory monthly payments of $23,828. The note had an OID of $23,345 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. The balance on this note as of September 30, 2021 was $226,345.

On September 28, 2021 the company entered into a promissory note in the amount of $142,720, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 28, 2022 and has mandatory monthly payments of $15,003. The note had an OID of $14,720 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. The balance on this note as of September 30, 2021 was $142,720.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of September 30, 2021, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of September 30, 2021, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of September 30, 2021 was $0. This note was paid in full on January 8, 2021.

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

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. We also recognized a debt discount of $24,282. We amortized $19,093 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of September 30, 2021 was $0. On January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 697,861 shares of its common stock as redemptions of $27,914 in cashless warrants.

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

Total due to Convertible Notes

	September 30, 2021	December 31, 2020
Total convertible notes	$187,285	$612,355
Accrued Interest	103,815	99,509
Debt Discount	-	(170,438)
Total	$291,100	$541,426

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 70% to 130%, a risk-free interest rate range of .05% to 0.1%, an exercise price range of $.0245 to $.0258 and a stock price of $.0485. The remaining derivative liabilities were:

	September 30, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$274,178	$2,008,802

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

Year	Lease Payment
2021	61,377
2022	256,853
2023	193,734
Imputed Interest	(30,873)
Net Lease Liability	$481,091

Our lease expense for the nine months ended September 30, 2021 and 2020 was $254,708 and $280,303 respectively.

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

During the year ended December 30, 2020 we issued 22,572,272 shares of common stock, under S-1 registration statement with GHS for a total of $321,951 in net proceeds and expensed $171,794 in legal and financing fees as a result.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of September 30, 2021 was $0. This note was paid in full on January 8, 2021. Also on February 5, 2021 the company issued 1,100,000 shares of its common stock as redemptions of $44,000 in cashless warrants.

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

On September 2, 2021, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 1,142,459 Shares of common stock as an commitment fee, which was valued and expense in the amount of $47,699. On October 14, 2021, this Form S-1 became effective.

On September 13, 2021 we issued 1,100,630 shares of common stock for a correction of a previous issuance error.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2021 there were 923,893,327 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

  captital

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

On March 12, 2021 we issued 3,693,588 shares of our common stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1,300 shares of our Series D Preferred Stock and accrued preferred dividend.

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

On September 19, 2019 we entered into a stock purchase agreement for 250,000 units to an accredited investor a private sale. Each unit consist of one share of common stock and one warrant to purchase one share of common stock exercisable at $.04 per share of Common Stock and expired on September 19, 2020.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	9,500,000	$0.04	9,500,000	$0.04
Additions	3,754,720		3,754,720.00	0.04
Exercised	4,500,000		4,500,000
Outstanding September 30, 2021	8,754,720	$0.04	8,754,720	$0.04

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on September 30, 2021 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The two potential investments are still pending.

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

Note 13 - Warranty Liability

For the quarter ended September 30, 2021, and for the year ended December 31, 2020 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 14 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture is the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA is located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owns a 75% interest and AG owns a 25% interest in Ashfield Renewables Ag Development LLC.

The consolidated financial statements reflect 100% of the assets and liabilities of CRA and report the current non-controlling interest of AG. The full results of CRA operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 15 – SUBSEQUENT EVENTS

On September 2, 2021, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 1,142,459 Shares of common stock as an commitment fee, which was valued and expense in the amount of $47,699. On October 14, 2021, this Form S-1 became effective. From October 14, 2021 through the date of this filing we issued 5,284,001 shares of our common stock under this registration.

On November 8, 2021 Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited a liquid natural gas trading company in China for $1,500,000 in cash compensation and, if Leading Wave is able to achieve certain milestones, 200,000,000 shares of Common Stock of the Company.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

CETY Capital retains 75% ownership interest in Ashfield Renewables Ag Development LLC, which has established CETY Renewables Ashfield LLC a wholly owned low carbon energy company developing a biomass plant.

Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited a liquid natural gas trading company in China.

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, CETY Renewables Ashfield, CETY = HK and the legacy engineering and manufacturing services division.

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

CETY Renewables Ashfield LLC

A biomass gasification plant (the “Project”) that will convert 16,500 tons/year of feedstock into approximately 14,642 MWh Electricity/year, 1,500 MT/year of BioChar and 26,000 MM BTU/year thermal energy. The facility, called CETY Renewables Ashfield, LLC (the “Project Co.”), will be located on Spruce Corner Road in Ashfield, Massachusetts. The plant will utilize a proprietary high temperature ablative fast pyrolysis reactor (“HTAP”) exclusively licensed to Clean Energy Technologies, Inc. to process the feedstock into renewable energy.

CETY AND ENEX entered into a manufacturing and sales agreement to design, build, and operate renewable energy and waste recovery facilities. Enex’s technology is based on waste treatment in the high temperature ablative pyrolysis reactor (Enex HTAP) with the production of synthetic (renewable) natural gas to be used as fuel for onsite power generation or CNG application. ENEX proprietary technology and expertise will support CETY in securing a long term and profitable recurring revenue.

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

Summary of Operating Results the three and nine months Ended September 30, 2021 Compared to the same period in 2020

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,357,537 and a working capital deficit of $3,447,804 as of September 30, 2021. The company also had an accumulated deficit of $16,812,704 as of September 30, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended September 30, 2021; we had a net loss of $17,012 compared to a net loss of $518,889 for the same period in 2020. For the three months ended September 30, 2021; our revenue was $575,545 compared to $215,318 for the same period in 2020. For the three months ended September 30, 2021, our gross margin was 52% compared to 48% for the same period in 2020. For the three months ended September 30, 2021, our operating expense was $578,809 compared to $502,651 for the same period in 2020. For the three months ended September 30, 2021; we had a loss from operations of $277,664 compared to a net loss from operations of $399,621 for the same period in 2020.

The Nine months ended September 30, 2021; we had a net profit of $819,719 compared to a net loss of $1,055,970 for the same period in 2020. The increase in the net profit in 2021 was mainly due to the increase in gain on derivative in 2021, for the nine months ended September 30, 2021; our revenue was $866,703 compared to $1,230,131 for the same period in 2020. For the nine months ended September 30, 2021, our gross margin was 60% compared to 55% for the same period in 2020. For the nine months ended September 30, 2021, our operating expense was $1,660,015 compared to $1,470,403 for the same period in 2020. For the nine months ended September 30, 2021; we had a loss from operations of $1,140,334 compared to a net loss from operations of $789,167 for the same period in 2020.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results the three and nine months Ended September 30, 2021, Compared to the three and nine months ended September 30, 2020

Net Sales

The Company has five reportable segments: Clean Energy HRS (HRS), Cety Europe srl, Cety Renewables Ashfield, CETY Waste to Energy division and engineering & manufacturing services division (Electronic Assembly).

Segment breakdown

The nine months ended September 30, 2021, our revenue from Engineering and Manufacturing was $91,263 compared to $361,697 for the same period in 2020. The decrease was due to shift of focus on the heat recovery solution business and manufacturing.

The nine months ended September 30, 2021, our revenue from HRS was $602,207 compared to $823,928 for the same period in 2020. This decrease was mainly caused by delays in execution of orders and contracts as a result of the pandemic.

The nine months ended September 30, 2021, our revenue from CETY Europe was $173,234 compared to $44,506 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and equipment sale.

Gross Profit

The nine months ended September 30, 2021; our gross profits were $591,683 compared to $681,236 for the same period in 2020. Our gross profits could vary from period to period and is affected by several factors, including, production and supply change efficiencies, material costs, and logistics.

Segment breakdown

The nine months ended September 30, 2021, our gross profit from Engineering and Manufacturing was $72,854 compared to $124,790 for the same period in 2020.

The nine months ended September 30, 2021, our gross profit from HRS was $312,118 compared to $518,695, for the same period in 2020. The decrease from the HRS segment was mainly due to no revenue in the first quarter of 2021 and supply chain delays and higher cost of materials.

The nine months ended September 30, 2021, our gross profit from CETY Europe was $134,712 compared to $37,481 for the same period in 2020. This increase was mainly due to the overall increase in the service revenue and equipment sales.

Selling, General and Administrative (SG&A) Expenses

The three months ended September 30, 2021; our SG&A expense was $188,818 compared to $143,490 for the same period in 2020.

Salaries Expense

The three months ended September 30, 2021; our Salaries expense was $228,565 compared to $183,972 for the same period in 2020.

Travel Expense

The three months ended September 30, 2021; our travel expense was $26,381 compared to $27,045 for the same period in 2020.

Professional fees Expense

The three months ended September 30, 2021; our Professional fees expense was $41,174 compared to $52,034 for the same period in 2020.

Facility Lease and Maintenance Expense

The three months ended September 30, 2021; our Facility Lease and maintenance expense was $85,798 compared to $86,667 for the same period in 2020.

Depreciation and Amortization Expense

The three months ended September 30, 2021, our depreciation and amortization expense was $8,073 compared to $9,443 for the same period in 2020, which remained relatively unchanged.

Change in Derivative Liability

The three months ended September 30, 2021; we had a loss on derivative liability of $10,745 compared to a gain of $88,836 for the same period in 2020.

Gain on debt settlement

The three months ended September 30, 2021 we recognized a gain on debt settlement in the amount of $460,568 compared to $191,833 for the three months ended September 30, 2020.

Interest and Finance Fees

The three months ended September 30, 2021 interest and finance fees were $189.171 compared to $393.937 for the same period in 2020.

Net Income / Loss

The three months ended September 30, 2021; our net loss was $17.012 compared to net loss of $512.889 for the same period in 2020. This increase was primarily due to the gain on derivative liability in 2021.

Selling, General and Administrative (SG&A) Expenses

The nine months ended September 30, 2021; our SG&A expense was $529,336 compared to $394,791 for the same period in 2020.

Salaries Expense

The nine months ended September 30, 2021; our Salaries expense was $661,634 compared to $569,734 for the same period in 2020.

Travel Expense

The nine months ended September 30, 2021; our travel expense was $66,735 compared to $67,861 for the same period in 2020.

Professional fees Expense

The nine months ended September 30, 2021; our Professional fees expense was $123,383 compared to $129,385 for the same period in 2020.

Facility Lease and Maintenance Expense

The nine months ended September 30, 2021; our Facility Lease and maintenance expense was $254,708 compared to $280,303 for the same period in 2020.

Depreciation and Amortization Expense

The nine months ended September 30, 2021, our depreciation and amortization expense was $24,219 compared to $28,329 for the same period in 2020.

Change in Derivative Liability

The nine months ended September 30, 2021; we had a gain on derivative liability of $1,734,624 compared to a gain of $208,195 for the same period in 2020.

Gain on debt settlement

The nine months ended September 30, 2021 we recognized a gain on debt settlement in the amount of $828,666 compared to $431,698 for the same period in 2020.

Interest and Finance Fees

The nine months ended September 30, 2021 interest and finance fees were $603,240 compared to $906,696 for the same period in 2020.

Net Income / Loss

The nine months ended September 30, 2021; our net profit was $819,719 compared to net loss of $1,055,970 for the same period in 2020. This increase was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30, 2021

(unaudited)

	2021	2020
Net Cash provided / (Used) In Operating Activities	$(1,964,231)	$(986,361)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided / (used) By Financing Activities	3,104,503	1,006,585
Net (Decrease) Increase in Cash and Cash Equivalents	$1,140,272	$20,224

On February 25 and 26, 2021, and March 2, 2021, the Company completed public and private financing of an aggregate of $2,570,000. The Company plans to utilize up to $2,000,000 for two joint ventures or direct investments, to enter the China market. One joint venture is to establish an engineering company based in Chengdu to promote distributed power and clean energy design and the other is a natural gas company joint venture based in Shenzhen. On March 24, 2021, April 30, 2021, and May 5, 2021, the Company transferred $1,500,000, in connection with its obligations to these ventures pending execution of definitive documents, this is included in the cash balance in the custodial account.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2021, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On June 28 , 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

On September 2, 2021 the company issued 1,142,459 as inducement shares. To GHS Investment for the equity line of credit at $0.0475 per share.

On September 13, 2021 the company issued 1,100,630 as issuance correction. To GHS Investment for the equity line of credit at $0.0475 per share.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2021 on Form 10-Q are included, or incorporated by reference, in this six months ended September 30, 2021 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 12th day of November 2020

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: November 16, 2021

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: November 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date: November 16, 2021

