Form 10-K
period 2021-12-31
Clean Energy Technologies, Inc.
filed 2022-04-15
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was $19,039,805 based upon 297,496,953 shares held by non-affiliates and the closing price of $0.064 per share. Accordingly, effective as of June 30, 2021, the registrant’s aggregate market value was less than $75 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on April 14, 2022, was 965,171,292 shares.

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

BUSINESS

Who We Are

We develop renewable energy products and solutions and establish partnerships in renewable energy that make environmental and economic sense. Our mission is to be a segment leader in the Zero Emission Revolution by offering recyclable energy solutions, clean energy fuels and alternative electric power for small and mid-sized projects in North America, Europe, and Asia. We target sustainable energy solutions that are profitable for us, profitable for our customers and represent the future of global energy production.

Our principal businesses

Waste Heat Recovery Solutions – we recycle wasted heat produced in manufacturing, waste to energy and power generation facilities using our patented Clean CycleTM generator to create electricity which can be recycled or sold to the grid.

Waste to Energy Solutions - we convert waste products created in manufacturing, agriculture, wastewater treatment plants and other industries to electricity, renewable natural gas (“RNG”), hydrogen and bio char which are sold or used by our customers.

Engineering, Consulting and Project Management Solutions – we bring a wealth of experience in developing clean energy projects for municipal and industrial customers and Engineering, Procurement and Construction (EPC) companies so they can identify, design and incorporate clean energy solutions in their projects.

Our Business Strategy

Our strategy is focused on further developing our existing Waste Heat Recovery business while expanding into the rapidly growing markets for Waste to Energy Solutions and clean energy engineering, consulting and project management services.

Our strategy focuses on three main elements:

●	Expanding our Waste Heat Recovery product line to include waste heat recovery ORC systems producing over 1 MW of power so we can qualify for midsized and large heat recovery projects in the United States, China, Southeast Asian and Pacific Rim countries.

●	Establishing a Waste to Energy business by selling our ablative thermal processing products based on proprietary HTAP technology and developing small and mid-sized waste to energy power plants producing electricity and RNG for the grid and methane, hydrogen and biochar for resale.

●	Leveraging our engineering, procurement and manufacturing experience in Waste Heat Recovery and Waste to Energy to assist companies and EPCs incorporate clean energy solutions into energy and industrial construction projects.

We intend to implement this strategy through:

Adding a new ORC system manufactured by Enertime for Waste Heat Recovery that will enable us to implement projects in the U.S. markets producing between 1 MW and 10 MW of electricity.

Taking advantage of federal investment tax credits and state incentives that now include waste heat recover as a recognized clean energy source making our Clean Cycle Generator and ORC systems more profitable to install. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021 enacted waste energy recovery Sec. 48 Investment Tax Credit, which extended Investment Tax Credit of 26% including Waste Heat to Power providing a dollar-for-dollar offset against current liability.

Benefiting from higher energy costs which provide higher returns on our Waste Heat Recovery and Waste to Energy products and projects.

Improving our balance sheet and capital position to permit us to invest in more products and projects.

Establishing HTAP manufacturing facilities in Turkey for our Waste to Energy products and expanding patent protection on the proprietary technology.

Leveraging our existing marketing channels to sell HTAP Waste to Energy products to industrial companies and government agencies.

Working with clean energy project development and finance companies to establish Waste to Energy power plants producing electricity, RNG, hydrogen, methane and biochar from biomass, municipal waste, timber waste and other biomass and while retaining an equity interest in these facilities to provide re-occurring revenue.

Sourcing LNG and selling it to privately owned pipeline companies in China through our newly formed LNG Trading company to participate in the rapidly growing clean energy market.

Acquiring natural gas pipeline operators into our joint venture with Shenzen Gas who will hold 51% of the joint venture and agreed to provide either a 100 million dollar credit line or otherwise finance these acquisitions in a framework agreement.

Participate in other minority investments in medium to large clean energy projects being developed in China that may be sourced by our majority stockholder in Hong Kong.

Leveraging the LNG trading and investment relationships to create opportunities for us to sell our Waste Recovery and Waste to Energy products in China and to provide engineering, consulting and project management services.

In 2021, we raised $4.78 million in a Regulation A equity offering. The proceeds from this offering were used to expand and enhance our existing business, improve our balance sheet and to expand into new energy-based businesses in China.

Business and Segment Information

We design, produce and market clean energy products and integrated solutions focused on energy efficiency and renewable energy. Our aim is to become a leading provider of renewable and energy efficiency products and solutions by helping commercial companies and municipalities reduce energy waste and emissions, lower energy costs and generate incremental revenue by providing electricity, renewable natural gas and biochar to the grid.

Segment Information

Our three segments for accounting purposes are:

Clean Energy Solutions - our Waste Heat Recovery Solutions, Waste to Energy Solutions, China LNG initiatives and Engineering and Consulting Services which are the core offerings of our business.

CETY Europe – our subsidiary established in Italy for the purposes of servicing our customers in the EU that we are required to report as a separate accounting entity.

Electronic Manufacturing Business - our legacy electronics manufacturing business that do not contribute significantly to our revenues or business plan that we are required to report as a separate accounting entity.

Our Clean Energy Solutions Business

Waste Heat Recovery Solutions

We provide our customers with power plants that capture wasted heat energy and produce electricity using a unique Organic Rankine Cycle (ORC) system containing our Clean CycleTM generator. Our magnetic bearing Integrated Power Modules is at the heart of our Clean CycleTM generator which can fit into a standard cargo container we call our Containerized System Module, producing 140KW per Clean Cycle generator and can be linked together for projects generating up to 1MW of power.

Our recent agreement with Enertime now permits us to install midsized and large ORC systems (between 1 MW and 10 MW) in the United States, allowing us to offer a full range of ORC systems to our customers. We believe this new capacity will enable us to expand our product offerings into larger scale waste recovery products in the United States. Enertime is a leader in producing ORC systems in Europe.

ORC waste heat recycling systems use pressurized working fluids that have a lower boiling point than water which make them ideal to repurpose waste heat into electricity. While most manufacturing processes do not produce enough heat to turn water into steam, there is enough heat to generate pressurized refrigerant in our ORC systems which is used to turn a turbine at high speeds to generate electricity.

We can link up to 10 Clean Cycle Generators together which can generate up to 10 GWh of electricity per year from waste heat which we estimate would reduce up to 5000 metric tons of CO2 production per year in an industrial heat recovery system or the annual equivalent of the CO2 emissions of approximately 2000 cars per year.

We believe the most important component in any ORC system is the turbine generator because it converts the steam heat into electricity and accounts for approximately 60% of the cost of the system. The more efficiently the turbine generator works, the better the ORC power plant operates. The remaining components consisting of the low boiling point fluid, condensers, which cool the fluids, the feed pumps, which pressurize the fluids to reduce boiling points and the heat exchangers, which extract the heat from the heat sources. These are more commoditized products and tend to perform at similar levels of efficiencies at similar price points.

We believe our Clean CycleTM generator is the most efficient turbine generator in it’s class and size available in the market for ORC systems generating up to 1 MW. We estimate that the Clean CycleTM generator has higher efficiency of approximately 15% than our competitors and its magnetic design eliminates the use of oils and lubricants, significantly reducing down time, repairs and operating costs. Our Integrated Power Module is compact and fit into a standard cargo container that can be delivered on a turnkey basis resulting in lower installation and implementation costs than on-site assembly.

We believe these features and benefits give us an important competitive advantage when building heat recovery power plants for our customers and provide us with the opportunity to compete with and obtain market share from the dominant industrial waste heat to power systems.

Over 121 Clean CycleTM generators have been deployed to date with 88 units used in biomass and waste to energy projects, 4 with diesel electric generators, 3 with turbine electric generators and 26 in industrial electric production applications. In 2021, we sold CCII units at 3 sites generating approximately $1.2 million in revenue. We expect to raise additional funds to expand our capacity to install 6-8 units per year which should approximately double our sales on a year-to-year basis.

We have a current backlog of two units representing approximately $800,000 in sales revenues.

The patented technology used in Clean CycleTM generator was purchased from General Electric International, together with over 100 installation sites, making us one of the leading provider of small-scale industrial waste heat to power systems. We have an exclusive license from Calnetix to use their magnetic turbine for heat waste recovery applications.

Our Integrated Power Module	Our Clean Cycle TM Generator

A complete ORC System with Integrated Power Module housed in a Containerized System Module (CSM)

Waste to Energy Solutions

We are adding a new business line in our clean energy solutions segment consisting of Waste to Energy processing equipment, engineering services and Waste to Energy processing power plant joint ventures where we expect to retain an ownership interest in the project.

Waste-to-Energy technologies that process non-renewable waste can reduce environmental and health damages while generating sustainable energy. Waste-to-Energy technologies consist of waste treatment process that creates energy in the form of electricity, heat or fuels from a waste source. These technologies can be applied to several types of waste: from the biomass (e.g. woodchips) to semi-solid (e.g. thickened sludge from effluent treatment plants) to liquid (e.g. domestic sewage) and gaseous (e.g. refinery gases) waste.

Waste to Energy Solutions can be used:

●	In any town, city or province with established waste management and collection.
●	Where there is a consistent supply of solid waste.
●	Places where treatment costs increase with shortages of space to store waste.
●	In areas with high energy prices to allow for cost of recovery from waste.

Waste to Energy Solutions have many benefits:

●	Electricity from Waste to Energy plants can be generated from small amounts up to 30 MW providing for a wide range of opportunities to sell it back to the grid.
●	The synthetic renewable fuel gas produced from waste can be used for various production recyclable energy such as hot water, thermo-oil or steam, renewable natural gas or hydrogen.
●	Landfill waste is reduced and so is leachate and methane released from decomposing landfills.
●	Waste is a reliable source of energy and production is typically predictable and low cost whereas fossil fuel prices can fluctuate dramatically.

But Traditional Incineration Methods Have Significant Downsides:

●	Air pollution can increase because scrubbing technologies are very expensive to install.
●	Many industrial, agricultural, and mixed municipal solid wastes have high moisture content at source and direct incineration of such waste requires burning fossil fuel.
●	to maintain thermal conversion process.
●	Carbon is released into the air which would otherwise be stored in landfill.
●	Ash and flue gas cleaning residues from incineration can also cause poisonous leachate problems if not properly disposed of which is costly and causes downstream environmental issues.
●	Generating electricity from incineration releases more CO2, SO2, NOx and mercury than natural gas.

(Source: https://www.energyforgrowth.org/memo/waste-to-energy-one-solution-for-two-problems/)

The most common form of waste to energy systems are based on incinerators which simply burn waste using air. The Thermal Treatment on Grate is the most widespread technology being used by large waste landfills to generate electricity and heat. These systems produce substantial amounts of ash, heavy metals and carbon dioxide which need to be treated and disposed of to minimize its impact on the environment. They also require substantial amounts of pre-treatments prior to burning.

The Thermal on Grate incineration process, while wide-spread, is too expensive and complex for smaller and mid-sized waste to energy projects creating, what we believe, a significant market opportunity in small and mid-sized waste processing applications to create not only electricity but valuable renewable natural gas, bio diesel oil, hydrogen, methane, and biochar.

Our solution is a patented High Temperature Ablative Pyrolysis (HTAP) Biomass Reactor as viable commercial solution to the costs and environmental problems posed by traditional incarnation methods. We have the exclusive license and right to sell the HTAP10 and HTAP5 and related products manufactured by Enex which has a proven installed commercial base of customers using its waste to energy solutions. We believe this is an ideal solution to process waste for small to mid-sized waste to energy generation applications needed for processing industrial and municipality solid waste, agriculture waste, and forestry waste.

Pyrolysis systems decompose waste without the use of oxygen under varying pressurized conditions and at temperatures ranging from 300 degrees Celsius and 1,300 degrees Celsius. The major advantage of pyrolysis is that it is a cost-effective technology and helps curb environmental pollution. Pyrolysis systems are gradually replacing traditional incineration and gaining momentum in the waste to energy processing market addresses many of the pre-treatment issues and, when using high temperature and high-pressure, substantially reduce or eliminates pollutant. (Source: “Life Cycle Assessment of Waste-to-Bioenergy Processes: a Review” Pooja Ghosh, ... Arunaditya Sahay, in Bioreactors, 2020)

Pyrolysis systems can produce hydrogen, renewable natural gas, bio-diesel oil, charcoal, and biochar which are used to power hydrogen, diesel, and natural gas engines or electrical turbines which can be sold and often are eligible for substantial tax and pricing benefits. When compared with the conventional incineration plant that runs in the capacity of kilotons per day, the scale of the pyrolysis plant is more flexible, and the output of pyrolysis can be integrated with other downstream technologies for product upgrading. (Source: Influential Aspects in Waste Management Practices Karthik Rajendran PhD,. Jerry D. Murphy PhD, in Sustainable Resource Recovery and Zero Waste Approaches, 2019) In addition, BioChar stores and reduces atmospheric CO2 and can be used as a soil conditioner, an organic component of animal feeds, construction materials, wastewater treatment and in textiles. (Source: https://www.bioenergyconsult.com/applications-of-biochar/)

The ablative pyrolysis system is a waste to energy process that largely eliminates pre-treatment and the harmful pollutants and storage waste produced when using standard incineration and other pyrolysis technologies. It uses high pressure to generate fast pyrolysis and is designed so that the heat transferred from a hot reactor wall softens the feedstock under pressure and permits larger feedstock particles to be processed without pre-treatment. These systems create high relative motion between the reactor wall and the feedstock. The process avoids the need of inert gas and hence the processing equipment is small and the reaction system is more intense. (Source: http://biofuelsacademy.org/index.html%3Fp=608.html )

ENEX, LTD, has developed a proprietary patented ablative pyrolysis system for commercial use that has been installed in 7 sites for use in waste to energy creating applications processing including peat, coal, flax waste, sawdust and wood scrap, straw, buckwheat husks, and cardboard, tapes, films and paper machine sludge. ENEX has implemented over 1,500 onsite power generation projects in Russia working with major energy production companies such as Gazprom, Rosneft, Lukoil and Rostelecom as well as completing serval projects for customers in the European Union, Middle East and United States. They are in the process of moving their manufacturing facilities to Turkey where units can be produced at competitive prices.

CETY has global rights (except Russia and CIS countries) to design, build, manufacture, sell and operate renewable energy and waste recovery facilities using Enex’s HTAP10 and HTAP5 systems and other Enex products and technologies.

The patented HTAP technology utilizes a higher temperature that uses a cleaner gas for the heating process and a more efficient biogas turbine. The units can be customized to produce hydrogen, natural gas, diesel oil and bio char in varying quantities which can be sold or used to produce electricity. We believe that the key benefits of the HTAP Biomass Reactor are:

●	Flexibility in waste sourcing and mixing.
●	Customized outputs of hydrogen, synthetic fuels, natural gas, methane, biochar, carbon black, or construction materials.
●	Better waste sourcing and mixing flexibility,
●	Near-zero emissions,
●	Modular design,
●	Zero liquid discharge,
●	Zero solid waste residue waste.
●	Modular, containerize design reducing implementation costs
●	Proven commercial implementation.

We are targeting industrial and municipality solid waste, landfill waste, agriculture waste (straw, stems, plant biomass, manure, crop wastage), and forestry waste from tree cuttings and shredded products.

We are in the process of identifying projects domestically and internationally for the HTAP Biomass Reactor. We believe the first project where we expect to implement the HTAP10 technology will be with Ashfield Ag Resources to co-develop a biomass renewable energy processing facility. The project is planned for a location in Massachusetts to convert forest biomass waste products to renewably generated electricity and BioChar fertilizer. We expect to annually deliver up to 14,600 MWh of renewable electricity and 1,500 tons of BioChar. The Ashfield project is one of four renewable energy processing facilities we plan to commission.

ENEX HTAP 10 Waste to Energy Processing Plant.

We established a wholly owned subsidiary called CETY Capital that we expect will help us finance our customers renewable energy projects producing low carbon energy. CETY Capital, when implemented, should add flexibility to the capacity CETY offers its customers and fund projects utilizing its products and clean energy solutions. The in-house financing arm is expected to support our sales and build new renewable energy facilities. To date we have conducted no material operations in this subsidiary.

Our Clean Energy Initiatives in China

Natural gas is China’s fastest-growing primary fuel with demand quadrupling in the past decade. Developing the natural gas sector is a critical aspect China’s effort to reduce reliance on coal. According to the International Energy Agency, China is the world’s sixth-largest natural gas producer, the third-largest consumer, and the second-largest importer. In 2050, the U.S. Energy Information Administration (EIA) expects China to consume nearly three times as much natural gas as it did in 2018, which was 280.30 b/cm. China’s natural gas consumption accounted for 8.3% of its total energy mix in 2019. China anticipates boosting the share of natural gas as part of total energy consumption to 14% by 2030. Before COVID 19, China was expected to account for a third of global demand growth through 2022, thanks in part to the country’s “Blue Skies” policy and the strong drive to improve air quality. China’s relatively strong economic recovery from the COVID 19 crisis will probably increase that share. Natural gas is imported either through pipelines or as liquefied natural gas (LNG) on ships. According to Reuters, in 2019, the largest sources for Chinese LNG imports were Australia, Qatar, Malaysia, and Indonesia. ( Source: U.S. Department of Commerce, International TradeAdministration.https://www.trade.gov/country-commercial-guides/china energy#:~:text=China%20anticipates%20boosting%20the%20share,drive%20to%20improve%20air%20quality.)

Liquid Natural Gas in the Chinese energy market produces half as much carbon dioxide, less than a third as much nitrogen oxides, and 1 percent as much sulfur oxides at the power plant compared to the average air emissions from coal-fired generation. In addition to reduced air emissions, natural gas has other environmental benefits that make it a smart fuel choice. Natural gas-fired power plants use about 60 percent less water than coal plants and 75 percent less water than nuclear power plants for the same electricity output. (Source: Conoco Phillips)

In 2021, we acquired through our subsidiary, CETY Hong Kong, a liquefied natural gas trading operation called Jiangsu Huanya Jieneng (“JHJ”) which sources LNG from large LNG producers and distributors and sells it to non-state-owned industries and downstream customers in mainland China. In addition, CETY Hong Kong established a frame work agreement for a future joint venture with the overseas investment arm of a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”). CETY Hong Kong holds a 49% interest in the joint venture. The joint venture plans to acquire municipal natural gas operators in China with funds provided by Shenzhen Gas.

CETY also plans to sell its waste heat recovery and waste to energy products in China as well as provide consulting services relating to the same to projects in China.

The JHJ team has more than 10 years of experience in the natural gas and clean energy industry and has maintained relationships and partners with many natural gas enterprises in China.

LNG Trading Operations

JHJ’s principal service is to source and supply LNG to industries and municipalities located in the southern part of Sichuan Province and portions of Yunnan Province. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts.

Either our sources or customers arrange for delivery of the LNG. Our profitability depends on our ability to purchase LNG at volume discounts at the beginning of a season and sell it at a delivered price that is higher than the price we pay.

JHJ traders are experienced LNG traders, familiar with the spot and future markets and have relationships with the major users of LNG in the areas that we serve. Our customers may be local or may be as far as 700km from each depot.

We compete with other LNG trading based on availability and price. We target our discount with our sources to partially hedge against falling spot prices and give us a gross profit targeted at substantially higher rate than our competitors which are approximately 20-30 percent margins compared against what we believe are 1-5 percent margins by our competitors. So long as there are no major fluctuations in the spot market, we can offer more competitive prices due to the discounts we receive from the large volumes purchased and the prepayments for the LNG. JHJ has currently established a supply of approximately 8,000 tons of LNG for distribution.

We are able to purchase LNG at a significant discount from our suppliers because our prepayments offer suppliers more certainty with respect to the sales of their inventory, address their cash flow issues, and allow them to better plan for production. We believe our downstream customers get better prices from us because of our bulk buying power, ease of inventory management and cash flow.

Both our suppliers and customers can reduce costs by using JHJ as a centralized procurement center and establishing professional logistics distribution based on stable supply and downstream demand.

In addition, at the time of our acquisition of JHJ, JHJ had substantially completed negotiations to enter into an agreement to obtain a 15% equity stake in Heze Hongyuan Natural Gas (HHNG), a local pipeline operator in the Shandong Province, by purchasing a stake through Chengdu Rongjun Enterprise Consulting Co., Ltd. (CRE) The investment is secured via a share-pledge by the majority shareholder of HHNG, and in case of a default, JHJ can take over the majority position. JHJ has full transparency to the use of proceeds as well as supervision of the operations of HHNG. In January 2022, JHJ entered into a convertible promissory note with CRE, at 12% annual interest, in the amount of Yuan 5,000,000 (approximately USD 787,686), which was funded by, purchases of our stock by PRC investors under our Regulation A offering at a price of USD .08 per share. The Note is convertible into 15% of HHNG equity interests subject to dilution by additional equity investment into HHNG by third parties. We do not expect the project to require additional investment from us, JHJ or HHNG. The project is currently planning and constructing additional pipelines in the Heze area and is expected to generate cash flow by the first quarter of 2023. We do not expect to make further direct minority investments in other pipeline operators as we expect these acquisitions to take place through our joint venture with Shenzhen Gas.

Joint Venture with Shenzhen Gas.

We are in the process of establishing a joint venture with Shenzhen Gas with plans to acquire natural gas utility companies in China. Shenzhen Gas is expected to provide a line of credit to the joint venture to fully cover the acquisition costs or otherwise facilitate capital infusions. We believe our participation in the joint venture will also provide our parent company, CETY and its subsidiaries, with the opportunity to sell its products and consulting services to the companies acquired by the joint venture.

We believe that Shenzhen Gas entered into the Joint Venture with us because of the expertise of JHJ in the LNG market in southwest China and their ability to source and complete profitable deals for the joint ventures.

Our subsidiary, Leading Wave Limited, signed a non-binding “Strategic Cooperation Framework Agreement” with Shenzhen Gas, on August 30, 2021. According to the agreement, we expect the joint venture will invest up to RMB 3 to 5 billion which will be financed through a credit line extended by Shenzhen Gas to the joint venture at an interest rate of approximately 5% per annum. JHJ’s team will be providing the know-how on the joint venture’s acquisition strategy as well as streamlining the operations of the portfolio companies to increase the overall profitability of the investments.

Engineering, Consulting and Project Management Services

Engineering. Our global engineering team supports the design, build, installation, and maintenance of our Clean CycleTM generators, supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle. These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services will provide our customers with a complete end to end solution.

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

The Market for Our Products.

Waste to Energy.

There are more than 2500 waste-to-energy plants in the world, including almost 500 in Europe. ( Source: https://wteinternational.com/news/waste-to-energy-technologies-overview/). The waste-to-energy (WtE) market is expected to register a CAGR of 7.35% during the forecast period of 2021 – 2026, reaching a market size of USD 69.94 billion by 2026, up from USD 43.66 billion in 2019. The COVID-19 pandemic affected the market negatively in the form of supply chain disruptions and delays in project implementation. However, the market is expected to recover from 2021, owing to the increasing efforts to promote waste-to-energy plants by various countries across the world. In addition to this, an increasing amount of waste generation and growing concern for waste management to meet the need for sustainable urban living, and increasing focus on non-fossil fuel sources of energy are driving the demand for the waste-to-energy market. Thermal technology is expected to dominate the waste-to-energy market in the coming years, owing to the increasing development in incineration and gasification technologies, as well as the increasing amount of waste generated, especially from the emerging economies of Asia-Pacific. Asia-Pacific has witnessed significant development in the waste-to-energy industry in the past few years. It has dominated the market across the world with increasing efforts taken by the government in adopting better MSW management practices, providing incentives for waste-to-energy projects in the form of capital subsidies and feed-in tariffs, and providing financial support for R&D projects on a cost-sharing basis. Due to economic development and rapid urbanization in China, the generation of municipal solid waste (MSW) has been increasing rapidly. Therefore, the effective disposal of municipal solid waste has become a serious environmental challenge in China. (Source: https://www.reportlinker.com/p06192762/Waste-to-Energy-WtEMarket-Growth-Trends-COVID-19-Impact-and-Forecasts.html?utm_source=GNW

Increasing government regulations regarding the waste to energy in various countries is one of the major factors driving the growth of global waste to energy market. For instance, according to Federal Power Act 2019, this act gives federal authority over electric utilities in U.S. Also the acts like Public Utility Regulatory Policy Act (PURPA) and Energy Policy Act are applied by the government to increase the waste to energy and decrease the CO2 emission by fossil fuels. In addition, escalating investments in R&D by different countries is also fostering the growth of global waste to energy market. (Source https://www.mynewsdesk.com/brandessence/pressreleases/at-cagr-of-7-dot-6-percent-waste-to-energy-market-is-expected-to-reach-usd-52-dot-92-billion-by-2027-3125591)

Alternative thermal technologies like pyrolysis, gasification and plasma arc gasification are expected to lower carbon emissions and witness the growth in demand. Moreover, a shift in trend towards replacing conventional energy generating from fossil fuels with renewable energy to ensure energy security and reduce carbon emissions are potential factors to drive industry growth. The global waste to energy market size was valued at $35.1 billion in 2019, and is projected to reach $50.1 billion by 2027, growing at a CAGR of 4.6% from 2020 to 2027.

https://www.alliedmarketresearch.com/waste-to-energy-market

Waste Heat Recovery

A study by Market Research Future in October of 2021 forecasted the waste heat recover market would be worth USD 114 billion by 2028 registering a CAGR of 9.2 per year from a baseline of USD 59.44 billion in 2020. The primary economic driver in the waste heat recovery market are “rising energy use, economic development, and rising electricity prices. The use of energy in many sectors to manufacture products is steadily growing. The need for energy has increased in industrialized regions as industrialization has occurred. Companies are developing numerous strategies to transform waste heat into energy as the demand for energy grows. As a result, it is fueling the growth of the Waste Heat Recovery market. The government has taken various initiatives and enacted rules to save energy, which has promoted the usage of Waste Heat Recovery technologies. Due to environmental concerns, the government is taking steps to save energy; as a result, the Waste Heat Recovery sector is booming. Energy-efficient technology has become critical for industries looking to save money.” (Source: https://www.yahoo.com/now/waste-heat-recovery-market-worth-095200052.html)

In 2020 North America constituted the largest share of the market accounting for approximately 33% of the global total but countries in Asia and the Asia Pacific constitute the fasting growing geographic sectors due to rapid industrial expansion.

Waste heat recovery systems in the United States now qualify for beneficial investment tax credits of up to 26% on the investment driving additional companies to install ORC industrial waste heat to power units. Owners of waste energy recovery property can claim a 26% ITC if construction of such property begins during 2021 or 2022, and a 22% ITC if construction begins during 2023, provided in each case that the property is placed in service by the end of 2025. (Source: https://www.lw.com/thoughtLeadership/covid-19-tax-relief-package-extends-renewable-power-and-carbon-capture-tax credits#:~:text=Owners%20of%20waste%20energy%20recovery,by%20the%20end%20of%202025) We also believe the increasing prices for oil and natural gas as a factor that encourages the use of our waste heat recovery systems.

A Renewable Portfolio Standard (RPS) is a state incentive program that requires a certain percentage of electricity sold by utilities in the state to come from renewable resources. It diversifies the energy portfolio of the state while encouraging economic development. By establishing an RPS a state creates a market for Renewable Energy Credits (RECs). Each utility must obtain and retire a certain number of RECs annually. Several states including Colorado, Wisconsin, Illinois and California among others have now list waste heat to power as an eligible resource in their RPS program.

LNG Trading and Joint Venture

Since 2012, the National Development and Reform Commission has stressed that “natural gas vehicles, including urban buses, taxis, logistics distribution vehicles, trucks and other natural gas-fueled transportation vehicles” are the most important users of natural gas and require a consistent supply chain. As a result, regions and provinces in the PRC have accelerated the construction of a network of LNG refueling stations and encouraged the expansion of fleets of delivery vehicles. Due to China’s “carbon peak, carbon neutral” goal commitment, China’s environmental protection policies are gradually being tightened resulting in increased utilization rates of natural gas as a clean energy alternative is getting higher and higher. (Source China 13th Renewable Energy Development Five Year Plan https://www.iea.org/policies/6277-china-13th-renewable-energy-development-five-year-plan-2016-2020)

By 2027, analysts forecast spot trade in LNG will be $20 billion, more than double its 2020 value. Last year, China’s imports soared by 18% to a record 79 million tons, overtaking Japan as the world’s largest LNG buyer. China’s economic recovery from the COVID-19 pandemic was one factor, but the other was a pipeline reform that allowed more firms to become importers. (Source: Reuters U.S. supplies give China muscle to become major force in global LNG trade https://www.reuters.com/business/energy/us-supplies-give-china-muscle-become-major-force-global-lng-trade-2022-02-11/)

Aligning with many policy goals, natural gas will remain a growth engine for energy supply in the 14th FYP period. The policy direction on air pollution reduction, carbon emission control, and gas supply and midstream infrastructure development indicates continued support for higher penetration of gas in the growing energy mix. On the other hand, the focus on supply security and cost reduction from market reforms indicate an expectation of decelerating gas demand growth in the 14th FYP period compared with that in the previous five years. In the current IHS Markit outlook, China’s gas demand will grow 6% compound annual average during 2021-25—compared with the 11% growth in the previous five year—to reach 429 Bcm in 2025. (Source S& P Global. China’s Five Yar Plan’s Review and Expectation: Batural Gas Tick the Box for Many Policy Goals. https://ihsmarkit.com/research-analysis/chinas-fiveyear-plans-review-and-expectation-natural-gas-ticks.html).

We believe that Southwest China is rich in natural gas resources providing us with a stable source of supply and is an important major natural gas producing area in the country. We estimate that there are 16 LNG production plants with a capacity of more than 300,000 cubic meters per day in Southwest China, with a total design capacity of 11.7 million cubic meters per day. We believe the supply is mainly to satisfy LNG refueling stations and LNG vehicles which are among our primary downstream customers.

We estimate that by the end of 2022, a total of about 240 LNG refueling stations were operating in South Western China, including about 170 in Sichuan, about 30 in Yunnan, and about 40 in Guizhou; the daily consumption of LNG refueling stations that have been put into operation in Yunguichuan is about 7,200 tons per day, which is basically the same as the upstream output, reaching a “balance of production and sales”.

In order to help achieve the goal of “carbon peaking and carbon neutrality”, accelerate the clean and low-carbon transformation of transportation energy, the Sichuan Provincial Development and Reform Commission and Sichuan Provincial Energy Administration issued the “Sichuan Province Natural Gas Vehicle Refueling Station Layout Plan (2021-2025)”, which proposed that by 2025, Sichuan will build 500 new refueling stations (including 141 stations in the expressway service area ), including 15 CNG refueling stations, 401 LNG refueling stations, 8 L-CNG refueling stations, and 76 CNG/LNG joint refueling stations.

Based on the development plan for LNG refueling stations in the southwest region we believe that the downstream demand for LNG by our customers will maintain a steady growth rate over the next five years.

Sales and Marketing

We utilize both a direct sales force and global distribution group with expertise in heat recovery solutions and clean energy markets.

CETY maintains an online presence through our web portal and social media. We also have established cross-sale agreements with synergistic technology providers promoting our solutions to our respective customers. We utilize email campaigns to keep the marketplace abreast of the recent developments with our solutions. We work with the municipalities to identify incentive programs that could utilize our solutions.

Our application engineers assist in converting the opportunities into projects. We provide technical support to our Clean Cycle TM generator clients and recently introduced waste to energy plants through providing maintenance and product support.

Our market focus is segmented by the engine heat recovery, waste to energy plants, engineering & procurement, and renewable energy trade, Wastewater treatment plants and boiler applications with excess heat.

Our experienced team of LNG traders identify producers and customers for the LNG trading business as well as originate acquisition opportunities for our Shenzhen Gas joint venture.

Suppliers

Our heat recovery solutions systems are manufactured primarily from components available from multiple suppliers and to a lesser extend from custom fabricated components available from various sources. We purchase our components from suppliers based on price and availability. Our significant suppliers in the Waste Heat Recovery business include Powerhouse, Concise Instrument, and Grainger.

Our waste to energy components are sourced globally including the US with the exception of the core components originally sourced in Russia and being transitioned to Turkey and US. We are in the process of establishing an inhouse center of competence and technology development based out of Turkey to source these components in Europe and US with the ability to deploy the product globally. Although future impacts can not be predicted the company does not foresee any negative impact from the Russa and Ukraine conflict.

The liquid natural gas in China is obtained from various local production plants in Southeast China based on price and quality. Deliveries of the LNG are made through third party trucking companies. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are discounted and prepaid for in advance at a discount to market.

Competition

ORMAT, Exergy, TAS and Turboden are the leaders in ORC system power plants with more than 75% of installed capacity and plants, Exergy and TAS are following with around 13% and 6% of the market respectively while Turboden has recently penetrated the geothermal market with about 2% of the installed capacity.

The Waste to Energy Market is dominated by Hitachi Zosen Inova AG, Suez, Veolia, Ramboll Group A/S, Covanta Holding Corporation, China Everbright International Ltd., Abu Dhabi National Energy Company PJSC, Babcock & Wilcox Enterprises lnc., Whaleboater Technologies lnc., Xcel Energy lnc. (Source: https://www.mynewsdesk.com/brandessence/pressreleases/at-cagr-of-7-dot-6-percent-waste-to-energy-market-is-expected-to-reach-usd-52-dot-92-billion-by-2027-3125591)

We also compete with numerous companies that are smaller than the major companies who are focused on the smaller to medium sized installations in Waste Heat Recovery and Waste to Energy. We believe our waste to energy products are more efficient for use in small and medium sized operations than our competitors and provide us with a competitive advantage on that basis.

In China, our LNG trading operations compete with large state-owned LNG producers and importers such as Sinopec and many smaller local energy trading companies in the PRC. We compete based on price and consistency of services. Our joint venture with Shenzhen Gas competes with other large state-owned gas producers and smaller operators that may seek to grow by acquiring additional natural gas operators. We believe our local relationships maintained by our local trading team and affiliation with Shenzhen Gas, a major supplier in China, enable us to identify and acquire companies more efficiently than our competitors.

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

The Company has three reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division.

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

We have a global manufacturing and sales agreement with ENEX for its pyrolysis system.

Facilities

We operate from a 20,000 sq-ft state of the art facility in Costa Mesa, California USA. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved. We also have a 5000 sq-ft sales and service center located in Treviso, Italy. Our Asian headquarters is located in Hong Kong and our 3000 sq-ft Engineering consultancy and Natural Gas Trading company is located in Chengdu.

Employees

We presently have approximately 20 employees, including operational, engineering, accounting and marketing personnel. We utilize extensive number of consultants as well and have never experienced work stoppages and we are not a party to any collective bargaining agreement. We have 7 employees in JSJ in China.

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2021 and 2020.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,702,653 and a working capital deficit of $4,274,383 and an accumulated deficit of $17,423,930 as of December 31, 2021 and used $2,576,369 in net cash from operating activities for the year ended December 31, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2021, we had a net profit of $278,429 compared to a net loss of $3,435,764 for the same period in 2020. The increase in the net profit in 2021 was mainly due to the change in derivative liability associated with the convertible debt and lower interest expense from 2021 to 2020.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2021, we had current liabilities of $6,879,888. The company has been able to raise additional capital of approximately $4.78 million and repaid approximately $2,000,000 of debt in 2021. Our debt could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.

We may not be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our revolving lines of credit, we will be in default.

WE ARE IN DEFAULT IN OUR OBLIGATIONS TO A MAJOR CREDITORS

We are in default of $297,655 payments of principal and interest on our notes payable to Cybernaut Zfounder Ventures.

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

WE HAVE NOT MADE A PAYMENT UNDER A MATERIAL CONTRACT

We have not made a payment of $1,200,000 with the accrued interest of $325,843 which is the balance of the purchase price pursuant to our asset purchase agreement with General Electric International. In addition, we have not paid an amount of $972,233 in accrued transitional fees. We believe that the outstanding amounts should have been an offset to purchase price we paid due to a misrepresentation of the values of the disclosed assets as reflected in the principal amount of the outstanding note and in the transition agreements.

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

OUR SALES AND PROFITABLITY OF OPERATIONS IN THE UNITED STATES AND IN THE PRC ARE DEPENDANT ON THE PRICE OF OIL AND NATURAL GAS.

Our Waste Heat Recovery products and Waste Recovery products are dependent on the prices of traditional energy sources. Our products reuse wasted heat and create electricity or reusable fuel. As the price of energy increases, the economic justification for our products increases. At the same time, as the price for traditional fuel decreases, there is less incentive for customers to purchase our products and it may impair our ability to sell our products.

IF THE SPOT PRICE OF LNG IN CHINA DROPS BELIOW THE PURCHASE PRICE OUR TRADERS NETOTIATE WITH OUR SUPPLIERS, WE MAY NOT BE ABLE TO SELL OUR LNG OR MAY HAVE TO SELL IT AT A LOSS.

Our traders at JHJ purchase LNG at a fixed price in large volumes. If the spot prices for LNG drop below our purchase price, we may not be able to sell our LNG to our customers or may have to sell the LNG at a substantial loss. We do not purchase a sufficient volume of LNG to be able to hedge against price declines of this commodity. If we believe that LNG prices are too high and we are unable to purchase because we believe that prices will drop, we will not have sufficient supply of LNG to conduct trading operations until the market pricing returns to a level at which we can conduct operations.

WE MAY NOT HAVE SUFFICENT FUNDS TO CONDUCT OUR TRADING OPERATIONS IN THE PRC.

We are funding our trading operations through cash flow generated by JHJ and from funds provided by our parent. If we or JHJ does not have sufficient funds, we may not be able to conduct trading operations.

OUR WASTE TO ENERGY PRODUCTS FROM ENEX HAVE NOT BEEN TESTED IN THE UNITED STATES AND DEPEND ON DATA OBTAINED FROM OPERATIONS IN THE UKRAINE AND RUSSIA.

ENEX’s HTAP 5 and 10 have not been installed in the United States. In order to commence sales, our purchasers will need to accept data from Russia or the Ukraine that they may not deem reliable. As a result we may be required to post large bonds or find an EPC that will guarantee performance of the ENEX systems. We can not give any assurances that we will be able to finance the bonds or find an EPC willing to guaranty performance.

THE IMPLEMENTAION OF OUR WASTE TO ENERGY JOINT VENTURES DEPENDS ON US FINDING FUNDING FO THE PROJECTS.

In order to implement the ENEX system in our waste to energy joint ventures, we will need to finance directly or obtain third party financing for these projects. We can not give any assurances that we will be able to directly finance these projects or be able to find a third party to provide financing to them. If we are not able to finance the projects we will not be able to implement our business plan in this sector.

PRC REGULATION OF LOANS TO AND DIRECT INVESTMENT IN PRC ENTITIES BY OFFSHORE HOLDING COMPANIES AND GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY DELAY OR PREVENT US FROM MAKING LOANS OR ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR CHINESE SUBSIDIARIES.

We are an offshore holding company conducting a portion of our operations in China. We may make loans to our PRC subsidiaries to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our subsidiaries in China and Hong Kong. Any loans to our wholly foreign-owned subsidiaries in China, which are treated as foreign-invested enterprises under PRC law, are subject to foreign exchange loan registrations

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our Hong Kong or PRC subsidiaries or with respect to future capital contributions by us to our Hong Kong or PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from this Underwritten Offering and to capitalize or otherwise fund our Chinese operations may be negatively affected.

FLUCTUATIONS IN EXCHANGE RATES COULD HAVE A AN EFFECT ON THE RESULTS OF OPERATIONS OF OUR HONG KONG AND CHINA SUBSIDIARIES.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. In the fourth quarter of 2016, the Renminbi has depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future which may impact the profitability of our operations in China.

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC DOMESTIC RESIDENTS MAY SUBJECT OUR PRC RESIDENT BENEFICIAL OWNERS TO PERSONAL LIABILITY, LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR SUBSIDIARIES’ ABILITY TO INCREASE THEIR REGISTERED CAPITAL OR DISTRIBUTE PROFITS TO US, OR MAY OTHERWISE ADVERSELY AFFECT US.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE regarding their direct establishment or indirect control of an offshore entity, for overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle” (the “SPV”). SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders:

Convertible Notes - and Approximate common share equivalents	509,888,992
Warrants and Common Stock equivalent’s	8,754,720
Total Convertible Common Stock equivalents	518,643,712

MGW Investments I Limited (“MGWI”) holds two notes, the interest and principal of which may be converted into shares of our common stock at a fixed conversion price of $.003 per share which, at the time of this filing, equates to approximately 50,081,000 shares and 438,433,667 shares respectively, or an aggregate of 488,514,667 shares. We have also issued convertible notes to other investors convertible into an additional 21,374,325 shares.

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

Year	Lease Payment
2022	330,732
2023	193,734

Our lease expense for the years ended December 31, 2021, and 2020 was $346,454 and $363,643, respectively, which also included common area maintenance.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the year ended December 31, 2021, as reported by the OTC Markets, are as follows:

2020 FISCAL YEAR	High	Low
First Quarter	$0.054	$0.011
Second Quarter	$0.025	$0.014
Third Quarter	$0.032	$0.016
Fourth Quarter	$0.075	$0.017

2021 FISCAL YEAR	High	Low
First Quarter	$0.16	$0.045
Second Quarter	$0.086	$0.058
Third Quarter	$0.064	$0.041
Fourth Quarter	$0.049	$0.02

Record Holders

As of April 15, 2022 there were 965,171,292 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 3,000 holders of record, based on information provided by our transfer agent.

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

On February 23, 2021 we issued 3,791,012 units at a purchase price of $.014 per unit per the subscription agreement executed in November of 2020 for an aggregate price of $52,566 to an accredited investor in a private sale.

On June 28, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

On September 2, 2021 the company issued 1,142,459 as inducement shares. To GHS Investment for the equity line of credit at $0.0475 per share.

On September 13, 2021 the company issued 1,100,630 as issuance correction. To GHS Investment for the equity line of credit at $0.0475 per share.

On December 31,2021 the company issued 9,833,750 at a purchase price of $0.08 pre the 1A subscription agreement.

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

The Company has three reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division.

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

Summary of Operating Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,702,653 and a working capital deficit of $4,274,383 and an accumulated deficit of $17,423,930 as of December 31, 2021 and used $2,576,369 in net cash from operating activities for the year ended December 31, 2021. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2021, we had a net profit of $278,429 compared to a net loss of $3,435,764 for the same period in 2020. The increase in the net profit in 2021 was mainly due to the change in derivative liability associated with the convertible debt and lower interest expense from 2021 to 2020.

See note 2 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the Year Ended December 31, 2021, compared to the Year Ended December 31, 2020.

Net Sales

For the year ended December 31, 2021, our total revenue was $1,300,439 compared to $1,406,005 for the same period in 2020. The Company has three reportable segments: Clean Energy HRS (HRS), CETY Europe and the legacy engineering & manufacturing services division.

Segment breakdown

For the year ended December 31, 2021, our revenue from Engineering and Manufacturing was $93,371 compared to $422,630 for the same period in 2020. The decrease was mainly due to CETY’s transition from the legacy business to the core business of Clean Energy Technologies and solutions.

For the year ended December 31, 2021, our revenue from HRS was $1,014,707compared to $930,882 for the same period in 2020.

For the year ended December 31, 2021, our revenue from CETY Europe was $192,361compared to $52,492 for the same period in 2020. The increase was mainly due to additional product sales.

Gross Profit

For the year ended December 31, 2021, our gross profits decreased to $610,407 from $751,068 for the same period in 2020. Our gross profits could vary from period to period and is affected by several factors, including, production and supply change efficiencies, material costs, logistics and increase in personnel.

Segment breakdown

For the year ended December 31, 2021, our gross profit from Engineering and Manufacturing was ($90,328) compared to $118,412 for the same period in 2020. This decrease from the Electronic Assembly Segment was mainly due to increase of $71,104 to the inventory reserve.

For the year ended December 31, 2021, our gross profit from HRS was $547,812compared to $581,903 for the same period in 2020. The decrease from the HRS segment was mainly due to higher cost of materials due to the supply China issues caused by the pandemic in 2021.

For the year ended December 31, 2021, our gross profit from CETY Europe was $152,923 compared to $50,753 for the same period in 2020. The decrease was due to the decrease in revenue in 2020.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2021, our SG&A expense was $488,177compared to $480,812 for the same period in 2020.

Salaries Expense

For the year ended December 31, 2021, our Salaries expense was $772,463 compared to $495,269 for the same period in 2020. This increase was due to the increase of key personnel.

Travel Expense

For the year ended December 31, 2021, our travel expense was $145,170 compared to $86,292 for the same period in 2020. The increase was mainly due to less travel because of COVID 19 travel restrictions in 2020 and increase in service and commissioning of recent installations in 2020 and 2021.

Facility Lease Expense

For the year ended December 31, 2021, our Facility Lease expense was $346,454 compared to $363,643 for the same period in 2020. This increase was due to the increase as a result of the original contractual agreement in our Costa Mesa facility Lease.

Consulting Expense

For the year ended December 31, 2021, our consulting expense was $243,371 compared to $157,149 for the same period in 2020. This increase was due to the increase in engineering services.

Bad Debt

For the year ended December 31, 2021, our bad debt expense was $0 compared to $259,289 for the same period in 2020. This change from 2020 was due to the long-term impairment of accounts receivable.

Depreciation and Amortization Expense

For the year ended December 31, 2021, our depreciation and amortization expense was $32,292 compared to $32,912 for the same period in 2020.

Professional fees Expense

For the year ended December 31, 2021, our Professional fees expense was $155,241compared to $111,318 for the same period in 2020. The increase was mainly due to the increase in legal fees associated with our 1A registration and accounting fees in 2020.

Net (Loss) from operations

For the year ended December 31, 2021, our net loss from operations was $1,572,760 compared to net loss from operations of $1,235,616 for the same period in 2020. The increase in the loss in 2021 was mainly due the additional employees and cost of materials due to the pandemic.

Change in Derivative Liability

For the year ended December 31, 2021, we had a gain on derivative liability of $1,752,119 compared to a loss of $1,270,099 for the same period in 2020.

Gain on debt settlement and write off

For the year ended December 31, 2021, we recognized a gain on debt settlement of $868,502 compared to $399,181 for the year ended December 31, 2020 due to several liabilities statute of limitations had expired.

Interest and Finance Fees

For the year ended December 31, 2021 interest and finance fees were $769,369 compared to $1,329,230 for the same period in 2020. The decrease was mainly due to the decrease in fees associated with convertible debt and the amortization of the debt discount derived from the beneficial conversion features.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2021	2020
Net Cash provided / (Used) In Operating Activities	$(2,576,369)	$(1,430,395)
Cash Flows Used In Investing Activities	(1,500,000)	-
Cash Flows Provided / (used) By Financing Activities	4,867,293	1,837,874
Net (Decrease) Increase in Cash and Cash Equivalents	$790,924	$407,479

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

DECEMBER 31, 2021

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. and Subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and working capital deficit from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation for Intangibles from a Business Combination – Refer to Note 1 and Note 6 to the financial statements

Description of the Critical Audit Matter

As discussed in Note 6 to the consolidated financial statements, the Company entered into a Conditional Purchase Agreement with Leading Wave Limited for consideration of $1,500,000 million in cash and contingent 20,000,000 shares of common stock once certain conditions have been met. The Company recognizes valuation based on allocation of consideration price to assets less liabilities acquired and intangibles. Significant judgment is needed in determining the allocation of the remaining acquisition amount between intangible assets acquired.

We identified the estimation of the identifiable intangible assets and purchase price allocations as a critical audit matter. Auditing management’s valuation for intangibles was highly judgmental due to significant estimation required to determine the allocation acquisition price to intangibles acquired in the business combination.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of intangibles from business combination consisted of the following, among others:

●	Obtaining an understanding over the Company’s business combinations process, including management’s review of the significant assumptions and determination of allocation methods utilized.
●	Testing the completeness and accuracy of the underlying data used by management.
●	Evaluating the reasonableness of the purchase price allocation methodology used by management to determine the allocated value of identifiable intangible assets acquired.

Fruci & Associates II. PLLC
We have served as the Company’s auditor since 2015.

Spokane, Washington
April 15, 2022

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash	$1,192,316	$414,885
Accounts receivable - net	693,032	265,738
Lease receivable asset	217,584	217,584
Prepaid	40,380
Inventory	462,192	557,820
Total Current Assets	2,605,504	1,456,027
Property and Equipment - Net	33,016	53,432

Goodwill	747,976	747,976
LWL Intangibles	1,468,709	-
Long-term financing receivables - net	684,770	752,500
License	354,322	354,322
Patents	115,569	127,445
Right of use asset - long term	395,607	606,569
Other Assets	26,801	25,400
Total Non Current assets	3,793,754	2,667,644
Total Assets	$6,432,274	$4,123,671

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$606,814	$1,544,544
Accrued Expenses	143,847	503,595
Customer Deposits	24,040	82,730
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	256,683	2,008,802
Facility Lease Liability - current	213,474	249,132
Line of Credit	1,169,638	1,680,350
Notes payable - GE	2,498,076	2,442,154
Convertible Notes Payable (net of discount of $26,919 and $170,438 respectively)	1,193,341	541,426
Related Party Notes Payable	626,210	600,075
Total Current Liabilities	6,865,123	9,785,809
Long-Term Debt:
Related Party Notes Payable (net of discount of $0 and $0 Respectively	1,081,085	1,092,622
Notes payable - PPL	-	110,700
Facility Lease Liability - long term	207,778	373,112
Net Long-Term Debt	1,288,863	1,576,434
Total Liabilities	8,153,986	11,362,243

Commitments and contingencies	$-	$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 0 and 4,500 outstanding as of December 31, 2020 and December 31, 2021, respectively	-	450,000
Common stock, $.001 par value; 2,000,000,000 shares authorized; 821,169,656 and 943,569,148 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	943,569	821,171
Shares to be issued	-	61,179
Additional paid-in capital	14,777,708	9,080,560
Accumulated deficit	(17,423,930)	(17,651,482)
	(1,702,653)	(7,238,572)

Non-controlling interest	(19,059)	-
Total Stockholders’ (Deficit)	(1,721,712)	(7,238,572)
Total Liabilities and Stockholders’ Deficit	$6,432,274	$4,123,671

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the years ended December 31,

	2021	2020
Sales	$1,300,439	$1,406,005
Cost of Goods Sold	690,032	654,937
Gross Profit	610,407	751,068

General and Administrative
General and Administrative expense	488,177	480,812
Salaries	772,463	495,269
Travel	145,170	86,292
Professional Fees	155,241	111,318
Facility lease and Maintenance	346,454	363,643
Consulting	243,371	157,149
Bad Debt Expense	-	259,289
Depreciation and Amortization	32,292	32,912
Total Expenses	2,183,167	1,986,684
Net Profit / (Loss) From Operations	(1,572,760)	(1,235,616)

Change in derivative liability	1,752,119	(1,270,099)
Gain / (Loss) on debt settlement and write down	868,502	399,181
Interest and Financing fees	(769,369)	(1,329,230)
Net Profit / (Loss) Before Income Taxes	278,492	(3,435,764)
Income Tax Expense	-	-
Net Profit / (Loss)	278,492	(3,435,764)

Non-controlling interest	(19,059)	-

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	297,551	(3,435,764)

Per Share Information:
Basic weighted average number of common shares outstanding and dilluted	900,774,064	767,861,170

Net Profit / (Loss) per common share basic and dilluted	$0.00	$(0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

December 31, 2021

	Common Stock .001 Par		Preferred Stock		Common Stock				Stock
Description	Shares	Amount	Shares	Amount	to be issued Amount	Additional Paid in Capital	Accumulated Deficit	Non Controlling interest	holders’ Deficit Totals
December 31, 2019	753,907,656	753,909	6,500	650,000	-	7,559,331	(14,215,718)		(5,252,478)

Shares issued for debt conversion	15,735,202	15,735	-	-	-	189,494	-		205,229
Shares issued for cash	43,762,272	43,762	-	-	-	1,089,081	-		1,132,843
Preferred conversions	5,000,000	5,000	(2,000)	(200,000)		195,000	-		-
Commitment fee shares	2,764,526	2,765			25,000	47,654	-		75,419
Common share subscriptions	-	-	-	-	36,179		-		36,179

Net Loss							(3,435,764)		(3,435,764)
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$-	$(7,238,572)

Shares issued for warrant conversion	2,345,329	2,345	-	-	-	(2,345)	-		(0)
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-		347,539
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375			-
Inducement Shares	2,392,459	2,391	-	-	(25,000)	76,875	-	-	54,266
Shares issued for correction	1,100,630	1,101				(1,101)			-
Shares for Conversion	25,000,000	25,000				50,473			75,473
Shares issued for Reg A offering	16,666,667	16,667				483,333			500,000
Shares issued for S1	9,842,072	9,843				380,508			390,351
Shares issued for cash	44,249,336	44,249	-	-	(36,179)	3,075,969			3,084,039
Shares issued for Reg A	9,833,750	9,834				776,866			786,700
									-
Net Loss							297,551	(19,059)	278,492
December 31, 2021	943,569,149	943,569	-	-	-	14,777,708	(17,423,931)	(19,059)	(1,721,712)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2021	2020
Cash Flows from Operating Activities:
Net Income / ( Loss )	$278,492	$(3,435,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,292	32,912
Bad debt expense	-	259,289
Gain on debt settlement	(868,502)	(399,181)
Shares issued for commitment fee	54,266	73,421
Change in debt discount and Financing fees	321,517	516,710
Change in derivative liability	(1,752,119)	1,270,099
Changes in assets and liabilities:
(Increase) decrease in right of use asset	210,962	215,715
(Increase) decrease in lease liability	(200,993)	(209,613)
(Increase) decrease in accounts receivable	(359,593)	10,731
(Increase) decrease in inventory	$95,629	72,384
(Decrease) increase in accounts payable	(44,855)	230,200
Other (Decrease) increase in accrued expenses	(379,239)	55,666
Other (Decrease) increase in accrued expenses related party	118,286	118,286
Other (Decrease) increase in deferred revenue	-	(14,750)
Other (Decrease) increase in customer deposits	(58,690)	(226,500)
Net Cash Provided by (Used In) Operating Activities	(2,552,547)	(1,430,395)

Cash Flows from Investing Activities
Investment in CETY HK	(1,500,000)
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	(1,500,000)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	(1,480)
Payment on notes payable and lines of credit	(906,112)	(507,168)
Payment on notes payable related party	0	(35,000)
Proceeds from notes payable and lines of credit	975,000	1,150,502
Proceeds from notes payable related party	-	60,000
Stock issued for cash	4,761,090	1,171,020
Cash Flows Provided By Financing Activities	4,829,978	1,837,874

Net (Decrease) Increase in Cash and Cash Equivalents	777,431	407,479
Cash and Cash Equivalents at Beginning of Period	414,885	7,406
Cash and Cash Equivalents at End of Period	$1,192,316	$414,885

Supplemental Cashflow Information:
Interest Paid	$187,207	$200,671
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$-	$413,113
Shares issued for preferred conversions	$450,000	$200,000
Shares issued for debt conversion conversions	$423,011	$198,800

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

We have a sales and service center in Europe supporting new sales and existing installations in Europe.

We have also established a wholly owned subsidiary in Hong Kong for the purpose of acquiring and investing in China’s growing clean energy markets.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,702,653 and a working capital deficit of $4,274,383 and an accumulated deficit of $17,423,930 as of December 31, 2021 and used $2,552,547 in net cash from operating activities for the year ended December 31, 2021. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts receivable of $75,000 and $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and takes into account the length of the financing arrangement. As of December 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of December 31, 2021, and 2020 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the second quarter of 2022 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2021 and December 31, 2020, we had a reserve for potentially obsolete inventory of $321,104 and $250,000 respectively.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2021 and 2020 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2021.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2021 and 2020, we had outstanding customer deposits of $24,040 and $82,730 respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 56% and using a risk free interest rate of 0.15%

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

The carrying amounts of the Company’s financial instruments as of December 31 2021 and 2020, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$2,008,802	$2,008,802

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$–	$–	$256,683	$256,683

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed based on the weighted average number of common shares outstanding. At December 31, 2021, we had outstanding common shares of 943,569,149 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at December 31, 2021 and 2020 were 900,774,064 and 767,861,170, respectively. As of December 31, 2021, we had convertible notes, convertible into approximately 482,870,234 of additional common shares, and 8,754,720 common stock warrants. Fully diluted weighted average common shares and equivalents were 1,367,528,898 as of December 31, 2021 and were withheld from the calculation as they were considered anti-dilutive for the year ended December 31, 2021.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2021 and 2020.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has three reportable segments: Clean Energy HRS (HRS), Cety Europe and the legacy electronic manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments. As of December 31, 2021, CETY does not consider CETY HK a segment given there’s limited operations and the results are not reviewed separately by a CODM

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	for the years ended December 31,
	2021	2020
Net Sales
Manufacturing and Engineering	$93,371	$422,631
Clean Energy HRS	1,014,707	930,882
Cety Europe	192,361	52,492
Total Sales	$1,300,439	$1,406,005

Segment income and reconciliation before tax
Manufacturing and Engineering	(90,328)	118,412
Clean Energy HRS	547,812	581,903
Cety Europe	152,923	50,753
Total Segment income	610,407	751,068

Reconciling items
General and Administrative expense	(488,177)	(480,812)
Salaries	(772,463)	(495,269)
Travel	(145,170)	(86,292)
Professional Fees	(155,241)	(111,318)
Facility lease and Maintenance	(346,454)	(363,643)
Consulting	(243,371)	(157,149)
Bad Debt Expense	-	(259,289)
Depreciation and Amortization	(32,292)	(32,912)
Change in derivative liability	1,752,119	(1,270,099)
Gain / (Loss) on debt settlement and write down	868,502	399,181
Interest and Financing fees	(769,369)	(1,329,230)
Net Loss before income tax	$278,492	$(3,435,764)

	December 31, 2021	December 31, 2020
Total Assets
Manufacturing and Engineering	$3,836,405	$1,922,648
Clean Energy HRS	2,556,166	2,166,478
Cety Europe	39,703	34,545
Total Assets	$6,432,274	$4,123,671

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the year ended December 31, 2021 and 2020 we had $0 in share-based expense, due to the issuance of common stock. As of December 31, 2021, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2021 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of December 31, 2021, we had a net operating loss carry-forward of approximately $(8,523,272) and a deferred tax asset of $2,556,982 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,556,982). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2021	December 31, 2020
Deferred Tax Asset	$2,556,982	$2,640,529
Valuation Allowance	(2,556,982)	(2,640,529)
Deferred Tax Asset (Net)	$-	$-

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

This resulted in a change in control, which limited the net operating to that date forward. We are subject to taxation in the U.S. and the states of California. Further, the Company currently has no open tax years’ subject to audit prior to December 31, 2018. The Company is current on its federal and state tax returns.

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

●	Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We are still evaluating the impact of this standard and don’t believe that it will have material impact on this financial statement.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2021	December 31, 2020
Accounts Receivable	$748,032	$340,378
Less reserve for uncollectable accounts	(75,000)	(75,000)
Total	$673,032	$265,378

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2021	December 31, 2020
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2021 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	December 31, 2021	December 31, 2020
Long-term financing receivables	$1,000,000	$1,000,000
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$752,500	$752,500

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year. The delay for commissioning has been due to Covid pandemic and engineering delays.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2021	December 31, 2020
Inventory	$783,296	$807,820
Less reserve for uncollectable accounts	(321,104)	(250,000)
Total	$462,192	$557,820

Our Inventory is pledged to Nations Interbanc, our line of credit. As of December 31, 2021 inventory consisted of $78,629 of finished goods, $2,425 of WIP and $381,138 of raw materials.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2021	December 31, 2020
Property and Equipment	$1,354,824	$1,350,794
Leasehold Improvents	75,436	75,436
Accumulated Depreciation	(1,397,244)	(1,372,798)
Net Fixed Assets	$33,016	$53,432

Our Depreciation Expense for the years ended December 31, 2021 and 2020 was $20,406 and $21,035 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2021	December 31, 2020
Goodwill	$747,976	$747,976
LWL Inatigbles	1,468,709	-
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(75,220)	(63,344)
Net Fixed Assets	$2,686,576	$1,229,743

Our Amortization Expense for the years ended December 31, 2021 and 2020 was $11,877 and 11,877 respectively.

Based on the foregoing analysis of the facts surrounding the Company’s acquisition of LWL, it is the Company’s position that the Company is the acquirer of LWL, under the acquisition method of accounting.

As such, as of November 8, 2021 (the acquisition date), the Company recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed in the Business combination.

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,539

Liabilities assumed:
Advance Receipts	$(8539)
Taxes Payable	$179
Net Assets Acquired:	$1,500,000

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2022, then based on the performance contingency there will be issuance of 20,000,000 shares of CETY to the Seller.As of the date of the filing the performance contingencies have not been met.

NOTE 7 – ACCRUED EXPENSES

	December 31, 2021	December 31, 2020
Accrued Wages	$22,950-	$25,654
Accrued Interest and other	135,662	477,941
Accrued Interest and other	$158,612	$503,595

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

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2020, the outstanding balance was $1,680,350 compared to $1,169,638 at December 31, 2021.

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

Total Liability to GE

	December 31, 2021	December 31, 2020
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	325,843	269,921
Total	$2,498,076	$2,442,154

We are currently in default on the payment of the purchase price pursuant to our asset purchase agreement with General Electric due to our belief that we are entitled to a reduction in purchase price we paid due to the misunderstanding of the asset valuation.

On May 4, 2020 the company entered in to a payroll protection loan, with Comerica bank, guaranteed by the SBA due May 4, 2022 for $110,700, with an interest rate of 1%. This note payment is due in full on May 4, 2022. This note was forgiven on July 1, 2021.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of December 31, 2021, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of December 31, 2021, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On December 18, 2020 we entered into a convertible note payable for $83,500, with a maturity date of December 18, 2021, which accrues interest at the rate of 11% per annum. It is convertible nine months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. As of March 11, 2020, the un-amortized debt discount was $56,000. The total amortized debt discount expense was $7,000 for the nine months ended September 30, 2020. Subsequently on March 11, 2021, this note was paid in full.

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022, which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has fix conversion rate of $0.06 of our common stock.

Total due to Convertible Notes

	December 31, 2021	December 31, 2020
Total convertible notes	$1,109,890	$612,355
Accrued Interest	110,370	99,509
Debt Discount	(26,919)	(170,438)
Total	$1,193,341	$541,426

Note 9 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 39% to 56% and a risk-free interest rate of 0.15% The remaining derivative liabilities were:

	December 31, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$256,683	$2,008,802

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

Operating Rental Leases

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease. Future minimum lease payments for the years ending December 31,2022 and 2023 are:

Year	Lease Payment
2022	249,132
2023	191,903
Imputed Interest	(19,792)
Net Lease Liability	$421,243

Our lease expense for the years ended December 31, 2020 and 2021 was $363,643 and $346,454 respectively.

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

These shares were issued on February 1, 2021, and 547,468.00 shares were issued as a result of exercise of the warrants on May 28, 2021. This note was paid in full as of January 29, 2021.

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

On May 28, 2021 we issued 547,468 shares for warrant conversion from a previous note holder.

On June 16, 2021 we issued 36,283 for previously share issued correction.

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

On September 13, 2021, we issued 1,100,630 shares of common stock for a correction of a previous issuance error.

During the year ended December 31, 2021, we issued 9,842,072 shares of common stock, under S-1 registration statement with GHS for a total of $294,016 in net proceeds and expensed $96,334 in legal and financing fees as a result.

On December 31, 2021 we issued 9,833,750 shares of our common stock under our Reg A offering at $.08 per share. These shares are unrestricted and free trading.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of April 15, 2021 there were 965,171,292 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On February 23, 2021 we issued 3,754,720 of common stock at a purchase price of $.014 per share and 3,754,720 of warrant at purchase price of 0.04 for an aggregate price of $52,566 to an accredited investor in a private sale. An additional 36,283 shares were issued as a result of a correction made to the original transaction. The weighted average life remaining in the table below is approximately 1 year.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	9,500,000	$0.04	9,500,000	$0.04
Additions	3,754,720		3,754,720	0.04
Exercised	4,500,000		4,500,000
Outstanding December 31, 2021	8,754,720	$0.04	8,754,720	$0.04

Stock Options

We currently have no outstanding stock options

NOTE 12 – RELATED PARTY TRANSACTIONS

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in 2021 was $10,241. Our Board of Directors has approved the transactions between Billet Electronics and the Company.

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

Subsequently on May 11th this note was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock. On June 24, 2021, MGW I converted $75,000 of the outstanding balance of this note into 25,000,000 shares of company’s common stock

On February 15, 2018 we issued 9,200,000 at a purchase price of .0053 per share as additional compensation in the amount of $48,760.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on December 31, 2021 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The two potential investments are still pending.

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

Note 13 - Warranty Liability

For the year ended December 31, 2021 and 2020 there was no change in our warranty liability.

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

NOTE 15 – SUBSEQUENT EVENTS

Investment

On January 10, 2022 CETY has made an investment in the form of a 12% convertible promissory note with a maturity date of January 10, 2025 in a natural gas pipeline project that is estimated to supply up to 50 million cubic meters per year to a region with a population of approximately 130k people, and a focus on industrial use. This note shall be convertible directly into shares or equity interest equal to 15% outstanding equity interest.

On January 27, March 31, 2022, and April 14 we issued 6,567,143 shares of common stock, under S-1 registration statement with GHS for a total of $176,678 in net proceeds and expensed $70,102 in legal and financing fees as a result.

On February 21, 2022 we issued 15,035,000 shares of common stock, under Regulation A registration statement a total of $1,202,800 in net proceeds.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2021.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

Quarterly Events

None.

Subsequent Events

Refer to note 15 in consolidated financials above.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2021:

Name	Age	Position
Kambiz Mahdi	56	President, CEO, Director
Wang Jun	55	Director
Lyu Yongsheng	69	Director
Calvin Pang	37	Director

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

Mr. Jun Wang, age: 55. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. We believe that Mr. Wang is well qualified to serve as a member of our Board of Directors due to his extensive experience in the clean energy business in China and his ability to open potential markets to the company in Asia.

Mr. Yongsheng Lyu. age: 69. Mr. Lyu has acted as an independent project consultant for Taiyu (Shenyang) Energy Technology Co., Ltd. since 2009. From 2003 to 2009, he served as the Executive Director of the Mianyang City Civil Aviation Administration Greening Company. From 1996 to 2003, he was the General Manager of Mianyang Township Enterprise Supply and Marketing Corporation. Mr. Lyu graduated from Jilin University with a bachelor’s degree in engineering. We believe that Mr. Lyu is well qualified to serve as a member of our Board of Directors due to his extensive experience in engineering, sales and marketing and his ability to assist the company in expanding its markets into Asia.

Mr. Calvin Pang. age: 37. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business at Washington University in St. Louis with a bachelor’s degree in business and finance. We believe that Mr. Pang is well qualified to serve as a member of our Board of Directors due to his extensive experience in U.S. and Asian corporate finance and may assist us in developing relationships with financial institutions.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 8 meetings during the fiscal year ended December 31, 2021. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

Director Independence

We had a four-member Board of Directors in 2021 of which two members are independent directors.

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

Fiscal Years 2020 and 2021 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2020 and 2021.

Fiscal Years 2020 and 2021 Equity Compensation

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

For the year ended December 31, 2021, there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2020 or 2021.

Director Summary Compensation in Fiscal Years 2020 and 2021

The following table sets forth the fiscal years 2020, and 2021 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Calvin Pang 2021	$-	$-	$-
Calvin Pang 2020	$-	$-	$-

Jun Wang 2021	$-	$-	$-
Jun Wang 2020	$-	$-	$-

Yongsheng Lyu 2021	$-	$-	$-
Yongsheng Lyu 2020	$-	$-	$-

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2021, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2021, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2021, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of MGWI which filed a late Form 4.

Item 11. Executive Compensation.

The following table sets forth the fiscal year 2020 and 2021 compensation for:

●	Kambiz Mahdi, our Chief Executive Officer

The executive officers included in the Summary Compensation Table are referred to in this Form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis.”

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)(3)	($)(4)	($)	($)	($)	($)	($)
Kambiz Mahdi (1)	2020	$275,000	$-	$	$-	$-	$-	$-	$275,000
Chief Executive Officer	2021	$275,000	$85,000	$-	$-	$-	$-	$-	$360,000

John Bennett (2)	2020	$43,750	$-	$-	$-	$-	$-	$-	$43,750
Chief Financial Officer	2021	$0	$-	$-	$-	$-	$-	$-	$0

1)	On October 18, 2018 we entered into an at will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 20,000,000 shares of our common stock, as additional compensation. As a result; for the year ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 20,000,000 shares at a purchase price of $.0131 per share to Mr. Mahdi in the amount of $262,000.

2)	On May 1, 2019 we entered into an employment agreement with Mr. Bennett, with an annual salary of $175,000. On March 9, 2020, John Bennett notified Clean Energy Technologies, Inc. (the “Company”) of his resignation from his position as the Company’s Chief Financial Officer, effective March 9, 2020. Mr. Bennett will remain as a consultant to the Company and assist with maintaining the financial books and records of the Company.

3)	There was a bonus of $85,000 paid to Mr. Mahdi for fiscal year 2021, Mr. Mahdi is entitled to 50% of his salary in cash bonus, this bonus was approved by the board of directors.

Outstanding Equity Awards at 2021 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of April 15, 2022 the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 965,171,292 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626. We need to footnote how the voting rights are allocated and add them to the number of shares.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
MGW Investments I Limited (1)	958,977,334	64.63

Officers and Directors
Calvin Pang(2)	958,977,334	64.63%
Kambiz Mahdi – Director and CEO (3)	67,701,718	4.56%
All directors and officers as a group	1,026,679,052	69.19%

1) Conversion to shares of Common Stock is calculated based on 0.003 for the price of our common stock.

2) Calvin Pang has voting and investment power over all of our common stock held by MGW Investment I Limited (“MGWI”). MGWI holds 470,462,668 shares of common stock, convertible promissory notes which can be converted into 488,154,667 shares of Common Stock.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2020 and December 31, 2021 are set forth in the table below:

Services:	2021	2020
Audit Fees (1)	$62900	$48,254
Audit Related Fees (2)	-	-
Tax Fees (3)	4920	4,500
All Other fees	-	-
Total	$67820	$52,754

(1)	Audit fees billed in 2021 and 2020 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2020 and December 31, 2021 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 15th day of April, 2022.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date:April 15, 2022

By:	/s/ Calvin Pang
Calvin Pang
Chief Financial Officer

Date: April 15, 2022

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 15, 2022

/s/ Calvin Pang		Director
By:	Calvin Pang
Date:	April 15, 2022

/s/ Jun Wang		Director
By:	Jun Wang
Date:	April 15, 2022

/s/ Yongsheng Lyu		Director
By:	Yongsheng Lyu
Date:	April 15, 2022

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities.

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019)).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108

Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136*	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, datate Autust 20, 2021

10.137*	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterpirse Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000.

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1*	List of Subsidiaries

23.1*	Consent of the Independent Auditor

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

