Form 10-Q
period 2022-03-31
Clean Energy Technologies, Inc.
filed 2022-05-16
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED March 31, 2022 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2022

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

As of May 15, 2022, there were 966,675,946 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2022 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$1,221,219	$1,192,316
Accounts receivable - net	1,119,438	693,032
Lease receivable asset	217,584	217,584
Prepaid	13,973	40,380
Inventory	636,063	462,192
Total Current Assets	3,208,277	2,605,504
Property and Equipment - Net	28,466	33,016

Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Convertible Note Receivable	805,751
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	112,600	115,569
Right of use asset - long term	343,158	395,607
Other Assets	26,801	26,801
Total Non Current assets	4,544,087	3,793,754
Total Assets	$7,780,830	$6,432,274

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$668,543	$606,814
Accrued Expenses	122,614	143,847
Customer Deposits	90,516	24,040
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	240,669	256,683
Facility Lease Liability - current	213,474	213,474
Line of Credit	1,153,956	1,169,638
Notes payable - GE	2,512,056	2,498,076
Convertible Notes Payable (net of discount of $0 and $170,438 respectively)	1,261,823	1,193,341
Related Party Notes Payable	654,737	626,210
Total Current Liabilities	7,051,388	6,865,123
Long-Term Debt:
Related Party Notes Payable (net of discount of $0 and $0 Respectively	1,081,085	1,081,085
Facility Lease Liability - long term	156,187	207,778
Net Long-Term Debt	1,237,272	1,288,863
Total Liabilities	8,288,659	8,153,986

Commitments and contingencies	$-	-

Stockholders’ (Deficit)
Common stock, $.001 par value; 2,000,000,000 shares authorized; 961,760,014 and 943,569,149 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	961,760	943,569
Additional paid-in capital	16,100,227	14,777,708
Subscription Receivables	(18,800)	-
Accumulated Other Comprehensible Income	4,562
Accumulated deficit	(17,536,520)	(17,423,930)
	(488,771)	(1,702,653)

Non-controlling interest	(19,059)	(19,059)
Total Stockholders’ (Deficit)	(507,830)	(1,721,712)
Total Liabilities and Stockholders’ Deficit	$7,780,830	$6,432,274

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three months ended March 31 (Unaudited)

	2022	2021
Sales	$775,266	$135,274
Cost of Goods Sold	261,074	23,146
Gross Profit	514,193	112,128

General and Administrative
General and Administrative expense	92,935	102,381
Salaries	191,217	221,647
Travel	27,734	15,013
Professional Fees Legal & Accounting	64,853	45,742
Facility lease and Maintenance	88,962	86,210
Consulting Engineering	25,803	-
Depreciation and Amortization	7,519	8,073
Total Expenses	499,023	479,066
Net Profit / (Loss) From Operations	15,169	(366,938)

Change in derivative liability	16,014	1,749,173
Gain / (Loss) on debt settlement and write down	-	-
Other Income	(9,335)
Interest and Financing fees	(132,470)	(313,651)
Net Profit / (Loss) Before Income Taxes	(110,623)	1,068,584
Income Tax Expense	(1,966)	-
Net Profit / (Loss)	(112,589)	1,068,584

Non-controlling interest	-	-

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(112,589)	1,068,584

Other Comprehensive Item
Foreign Currency Translation Gain	4,562
Total Comprehensible Income / (Loss)	$(108,027)	$1,068,584.00

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	952,293,421	853,322,779
Net Profit / (Loss) per common share basic and diluted	$(0.00)	$0.00

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

March 31, 2021 & 2022 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$(7,238,572)

Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-	(0)
Shares issued for Reg A offering	16,666,667	16,667				483,333		500,000
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-	347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375		-
Inducement shares	1,250,000	1,250			(25,000)	23,750		-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969		3,084,003
								-
Net Loss							1,068,584	1,068,584
March 31, 2021	896,066,487	$896,068	-	$-	$-	$13,448,384	$(16,582,898)	$(2,238,447)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2021	943,569,149	943,569	-	-	-	14,777,708			(17,423,931)	(19,059)	(1,721,712)
Shares issued for Reg A offering	15,035,000	15,035				1,187,765					1,202,800
Shares issued for S1	3,155,865	3,156				134,754					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,589)
March 31, 2022	961,760,014	961,760	-	-	-	16,100,228	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31 (Unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(112,589)	$1,068,584
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,519	8,073
Bad debt expense	-	-
Gain on debt settlement	-	-
Shares issued for commitment fee	-	-
Change in debt discount and Financing fees	6,554	60,726
Change in derivative liability	(16,014)	(1,749,173)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	52,449	46,213
(Increase) decrease in lease liability	(51,592)	(44,493)
(Increase) decrease in accounts receivable	(426,406)	(51,748)
(Increase) decrease in inventory	(173,871)	(66,658)
(Increase) decrease in prepaid expenses	26,407	-
(Decrease) increase in accounts payable	61,729	(46,866)
Other (Decrease) increase in accrued expenses	(7,253)	(6,136)
Other (Decrease) increase in accrued expenses related party	28,527	118,286
Other (Decrease) increase in deferred revenue	-	-
Other (Decrease) increase in customer deposits	66,476	-
Net Cash Provided by (Used In) Operating Activities	(538,065)	(663,192)

Cash Flows from Investing Activities
Convertible Note Receivable	-	-
(Increase) decrease in Convertible Note Receivable	(805,751)	-
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	(805,751)	-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)	-	-
Payment on notes payable	(103,754)	(488,987)
Payment on notes payable related party	-	-
Proceeds from notes payable and lines of credit	150,000	89,200
Proceeds from notes payable related party	-	-
Stock issued for cash	1,321,911	3,584,003
Cash Flows Provided By Financing Activities	1,368,157	3,184,216

Effect of exchange rate changes on cash	4,562

Net (Decrease) Increase in Cash and Cash Equivalents	28,903	2,521,024
Cash and Cash Equivalents at Beginning of Period	1,192,316	414,885
Cash and Cash Equivalents at End of Period	$1,221,219	$2,935,909

Supplemental Cashflow Information:
Interest Paid	$132,470	$101,027
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discount on derivatives	$-	$-
Shares issued for warrants exercised		$71,914
Shares issued for preferred conversions	$-	$450,000
Shares issued for debt conversion conversions	$-	$347,538

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2022, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2022 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $507,830 and a working capital deficit of $3,843,110 as of March 31, 2022. The company also had an accumulated deficit of $17,536,520 as of March 31, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

LNG Trading Operations

Our LNG trading operations in China is to source and supply LNG to industries and municipalities located in the southern part of Sichuan Province and portions of Yunnan Province. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts receivable of $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Four (4) customers accounted for approximately 98% of accounts receivable on March 31, 2022. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of March 31, 2022, and December 31, 2021 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the second quarter of 2022 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $321,104.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2022 and December 31, 2021 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2022.

Also, from time to time we require upfront deposits from our customers based on the contract. As of March 31, 2022 and December 31, 2021, we had outstanding customer deposits of $90,516 and $24,040 respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 84% and using a risk free interest rate of 0.15%

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

The carrying amounts of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2022	$–	$–	$240,669	$240,669

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$–	$–	$256,683	$256,683

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Foreign Currency Translation and Comprehensive Income (Loss)

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods. The accounts of the Company’s Chinese entities are maintained in RMB. The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2022, we had outstanding common shares of 961,760,014 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended March 31, 2022 and March 31, 2021 were 952,293,421 and 853,322,779 respectively. As of March 31, 2022, we had convertible notes, convertible into approximately 480,751,127 of additional common shares, 5,000,000 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2022 and March 31, 2021 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three & three months ended March 31, 2022 and 2021.

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

Selected Financial Data:

	for the three months ended March, 31
	2022	2021
Net Sales
Manufacturing and Engineering	32,280	30,229
Clean Energy HRS	441,193	66,000
LNG Trading	267,966	-
Cety Europe	33,827	39,045
Total Sales	775,266	135,274

Segment income and reconciliation before tax
Manufacturing and Engineering	23,986	21,526
Clean Energy HRS	400,487	53,828
LNG Trading	60,733
Cety Europe	28,986	36,774
Total Segment income	514,193	112,128

Reconciling items
General and Administrative expense	(92,935)	(102,381)
Salaries	(191,217)	(221,647)
Travel	(27,734)	(15,013)
Professional Fees	(64,853)	(45,742)
Facility lease and Maintenance	(88,962)	(86,210)
Consulting	(25,803)	-
Bad Debt Expense	-	-
Depreciation and Amortization	(7,519)	(8,073)
Change in derivative liability	16,014	1,749,173
Other Income	(9,335)	-
Interest and Financing fees	(132,470)	(313,651)
Net Loss before income tax	(112,589)	1,068,584

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended March 31, 2022 and 2021 we had $0 in share-based expense, due to the issuance of common stock. As of March 31, 2022, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception of Clean Energy Technologies.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2022 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of March 31, 2022, we had a net operating loss carry-forward of approximately $(9,090,998) and a deferred tax asset of $2,727,299 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,727,299). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On March 31, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2022	December 31, 2021
Deferred Tax Asset	$2,727,299	$2,683,914
Valuation Allowance	(2,727,299)	(2,683,914)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31,2022	December 31, 2021
Accounts Receivable	$1,194,438	$768,032
Less reserve for uncollectable accounts	(75,000)	(75,000)
Total	$1,119,438	$693,032

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2022	December 31, 2021
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2022 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	March 31, 2022	December 31, 2021
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31,2022	December 31, 2021
Inventory	$957,167	$783,296
Less reserve for uncollectable accounts	(321,104)	(321,104)
Total	$636,063	$462,192

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31,2022	December 31, 2021
Property and Equipment	$1,354,824	$1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,401,794)	(1,397,244)
Net Fixed Assets	$28,466	$33,016

Our Depreciation Expense for the three months ended March 31, 2022 and 2021 was $4,550 and $5,104 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31,2022	December 31, 2021
Goodwill	$747,976	$747,976
LWL Intangibles	$1,468,709	$1,468,709
License	354,322	354,322
Patents	112,600	115,569
Accumulated Amortization	(78,189)	(75,220)
Net Fixed Assets	$2,605,418	$2,611,356

Our Amortization Expense for the three months ended March 31, 2022 and 2021 was $2,969 and 2,969 respectively.

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

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,539

Liabilities assumed:
Advance Receipts	$(8539
Taxes Payable	$179
Net Assets Acquired:	$1,500,000

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2022, then based on the performance contingency there will be issuance of 20,000,000 shares of CETY to the Seller.As of the date of the filing the performance contingencies have not been met.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025. Under this convertible note, JHJ lent RMB 5,000,000 ($0.78 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze. During the three months ended, JHJ recorded $17,961 interest income from this note.

NOTE 8 – ACCRUED EXPENSES

	March 31,2022	December 31, 2021
Accrued Wages	$69,007	$22,950
Accrued Interest and other	53,607	120,897
Accrued Interest and other	$122,614	$143,847

NOTE 9 – NOTES PAYABLE

The Company issued a short-term note payable to an individual, secured by the assets of the Company, dated September 6, 2013 in the amount of $50,000 and fixed fee amount of $3,500. As of December 31, 2019, the outstanding balance was $36,500. On January 30, 2020 we issued 1,700,000 shares of our common stock at a purchase price of $.02 per share, as settlement in full of a note payable of in the amount of $36,500 with accrued interest of $19,721. As a result, we recognized a gain in the amount of $22,221 in the 1st quarter of 2021.

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2022, the outstanding balance was $1,153,956 compared to $1,169,638 at December 31, 2021.

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

Total Liability to GE

	March 31, 2022	December 31, 2021
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	339,823	325,843
Total	$2,512,056	$2,498,076

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

On September 7, 2021 the company entered into a promissory note in the amount of $226,345, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 7, 2022 and has mandatory monthly payments of $23,828. The note had an OID of $23,345 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2022 was $119,142.

On September 28, 2021 the company entered into a promissory note in the amount of $142,720, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 28, 2022 and has mandatory monthly payments of $15,003. The note had an OID of $14,720 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2022 was $75,015.

On March 10, 2022 the company entered into a promissory note in the amount of $170,600, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2022 was $170,060.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of March 31, 2022, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of March 31, 2022, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of March 31, 2022 was $0. This note was paid in full on January 8, 2021.

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

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 1,250,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. We also recognized a debt discount of $24,282. We amortized $19,093 of the debt discount during the three months ended March 31, 2021. The unamortized debt discount as of March 31, 2022 was $0. On January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 697,861shares of its common stock as redemptions of $27,914 in cashless warrants.

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

Total due to Convertible Notes

	March 31,2022	December 31, 2021
Total convertible notes	$1,171,818	$1,109,890
Accrued Interest	116,925	110,370
Debt Discount	-	-
Total	$1,288,742	$1,220,260

Note 10 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 70% to 84%, a risk-free interest rate range of 0.15%, an exercise price range of $.0245 to $.0258 and a stock price of $.033. The remaining derivative liabilities were:

	March 31, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$240,669	$256,683

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Year	Lease Payment
2022	249,132
2023	191,903
Imputed Interest	(19,792)
Net Lease Liability	$421,243

As of March 31, 2022

Year	Lease Payment
2022	186,849
2023	191,903
Imputed Interest	(14,047)
Net Lease Liability	$364,709

Our lease expense for the three months ended March 31, 2022 and 2021 was $88,962 and $86,210 respectively.

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

NOTE 12 – CAPITAL STOCK TRANSACTIONS

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of March 31, 2022 was $0. This note was paid in full on January 8, 2021. Also on February 5, 2021 the company issued 1,100,000 shares of its common stock as redemptions of $44,000 in cashless warrants.

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

During the quarter ended March 31, 2022, we issued 3,155,865 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

On February 21, 2022, we issued 15,035,000 shares of our common stock under our Reg A offering at $.08 per share. These shares are unrestricted and free trading.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2022 there were 961,760,014 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On February 23, 2021 we issued 3,754,720 of common stock at a purchase price of $.014 per share and 3,754,720 of warrant at purchase price of 0.04 for an aggregate price of $52,566 to an accredited investor in a private sale. An additional 36,283 shares were issued as a result of a correction made to the original transaction. These warrants expire on February 23, 2022.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2021	8,754,720	$0.04	8,754,720	$0.04
Expired	3,754,720		3,754,720	0.04
Exercised
Outstanding March 31, 2022	5,000,000	$0.04	5,000,000	$0.04

Stock Options

We currently have no outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in the 1st quarter of 2022 was $8,180. Our Board of Directors has approved the transactions between Billet Electronics and the Company.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. The outstanding balance on this advance on March 31, 2022 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The two potential investments are still pending.

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

Note 14 - WARRANTY LIABILITY

For the quarter ended March 31, 2022, and for the year ended December 31, 2021 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 15 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture is the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA is located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owns a 75% interest and AG owns a 25% interest in Ashfield Renewables Ag Development LLC.

The consolidated financial statements reflect 100% of the assets and liabilities of CRA and report the current non-controlling interest of AG. The full results of CRA operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 16 – SUBSEQUENT EVENTS

During the April of 2022, we issued 4,915,644 shares of common stock, under S-1 registration statement with GHS for a total of $153,324 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. In addition, the Company issued Mast Hill a five-year warrant (“Warrant”) to purchase 9,375,000 shares of Common Stock in connections with this transactions.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, CETY Renewables Ashfield, CETY HK and the legacy engineering and manufacturing services division.

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

LNG Trading Operations

Our LNG trading operations in China is to source and supply LNG to industries and municipalities located in the southern part of Sichuan Province and portions of Yunnan Province. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts.

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

Segment Information

Our four segments for accounting purposes are:

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

LNG Trading Operations

Our LNG trading operations in China is to source and supply LNG to industries and municipalities located in the southern part of Sichuan Province and portions of Yunnan Province. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts.

Summary of Operating Results the three months Ended March 31, 2022 Compared to the same period in 2021

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $507,830 and a working capital deficit of $3,843,110 as of March 31, 2022 The company also had an accumulated deficit of $17,536,520 as of March 31, 2022 and used $538,065 in net cash from operating activities for the three months ended March 31, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended March 31, 2022; we had a net loss of $112,589 compared to a net profit of $1,068,584 for the same period in 2021. The increase in the net profit in 2021 was mainly due to the increase in gain on derivative in 2021, The three months ended March 31, 2022; our revenue was $775,266 compared to $135,275 for the same period in 2021. For the three months ended March 31, 2022, our gross margin was 66% compared to 83% for the same period in 2021. For the three months ended March 31, 2022, our operating expense was $499,023 compared to $479,066 for the same period in 2021. For the three months ended March 31, 2022; we had a profit from operations of $15,169 compared to a net loss from operations of 336,938 for the same period in 2021.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2022, Compared to the three ended March 31, 2021

Net Sales

The Company has five reportable segments: Clean Energy HRS (HRS), Cety Europe srl, Cety Renewables Ashfield, CETY Waste to Energy division and engineering & manufacturing services division (Electronic Assembly).

Segment breakdown

The three months ended March 31, 2022, our revenue from Engineering and Manufacturing was $32,280 compared to $30,229 for the same period in 2021.

The three months ended March 31, 2022, our revenue from HRS was $441,193 compared to $66,000 for the same period in 2021. This increase was mainly because of more interest in heat recovery projects.

The three months ended March 31, 2022, our revenue from CETY Europe was $33,827 compared to $39,045 for the same period in 2021.

The three months ended March 31, 2022, our revenue from our wholly owned subsidiary JHJ was $267,966 compared to $0 for the same period in 2021.

Gross Profit

The three months ended March 31, 2022; our gross profits were $514,193 compared to $112,128 for the same period in 2021. The increase in gross profit was due to higher revenues.

Segment breakdown

The three months ended March 31, 2022, our gross profit from Engineering and Manufacturing was $23,986 compared to $21,526 for the same period in 2021.

The three months ended March 31, 2022, our gross profit from HRS was $400,487 compared to $53,828, for the same period in 2021. The increase from the HRS segment was mainly due to higher revenue in the first quarter of 2022.

The three months ended March 31, 2022, our gross profit from CETY Europe was $28,986 compared to $36,774 for the same period in 2021.

The three months ended March 31, 2022, our gross profit from our wholly owned subsidiary JHJ was $60,733 compared to $0 for the same period in 2021.

Selling, General and Administrative (SG&A) Expenses

The three months ended March 31, 2022; our SG&A expense was $92,935 compared to $102,381 for the same period in 2021.

Salaries Expense

The three months ended March 31, 2022; our Salaries expense was $191,217 compared to $221,647 for the same period in 2021. The decrease in the quarter ending in March 31, 2022 was due to less number of employees.

Travel Expense

The three months ended March 31, 2022; our travel expense was $27,734 compared to $15,013 for the same period in 2021.

Professional fees Expense

The three months ended March 31, 2022; our Professional fees expense was $64,853 compared to $45,742 for the same period in 2021. The increase in legal fees was due to more contract and agreement related work.

Facility Lease and Maintenance Expense

The three months ended March 31, 2022; our Facility Lease and maintenance expense was $88,962 compared to $86,210 for the same period in 2021.

Depreciation and Amortization Expense

The three months ended March 31, 2022, our depreciation and amortization expense was $7,519 compared to $8,073 for the same period in 2021, which remained relatively unchanged.

Change in Derivative Liability

The three months ended March 31, 2022; we had a gain on derivative liability of $16,014 compared to a gain of $1,749,173 for the same period in 2021. The gain in derivative liability was due to paying off several convertible notes in the three months ended March 31, 2021.

Gain on debt settlement

The three months ended March 31, 2022 we recognized a gain on debt settlement in the amount of $0 compared to $0 for the three months ended March 31, 2021.

Interest and Finance Fees

The three months ended March 31, 2022 interest and finance fees were $132,470 compared to $313,651 for the same period in 2021. The decrease was due to payoff of several notes in 2021.

Net Income / Loss

The three months ended March 31, 2022; our loss was $112,589 compared to net profit of $1,068,584 for the same period in 2021. This increase was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31, 2022

(unaudited)

	2021	2020
Net Cash provided / (Used) In Operating Activities	$(538,065)	$(663,192)
Cash Flows Used In Investing Activities	(805,751)	-
Cash Flows Provided / (used) By Financing Activities	1,368,157	3,184,216
Net (Decrease) Increase in Cash and Cash Equivalents	$28,902	$2,521,024

On February 21 the Company completed public and private financing of an aggregate of $1,202,800.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities

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

On February 21, 2022, we issued 15,035,000 shares of our common stock under our Reg A offering at $.08 per share. These shares are unrestricted and free trading.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2022 on Form 10-Q are included, or incorporated by reference, in this three months ended March 31, 2022 Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 16 th day of May, 2022

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: May 16, 2022 Update all dates to signing to signing date

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: May 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date: May 16, 2022

