Form 10-Q
period 2022-06-30
Clean Energy Technologies, Inc.
filed 2022-08-22
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED June 30, 2022 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2022

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

As of August 22, 2022, there were 966,675,946 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2022 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	Unaudited	Audited
	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$968,919	$1,192,316
Accounts receivable - net	1,783,533	693,032
Lease receivable asset	217,584	217,584
Prepaid	13,140	40,380
Heze Hongyuan Natural Gas Co	785,828
Inventory	487,875	462,192
Total Current Assets	4,256,879	2,605,504
Property and Equipment - Net	23,916	33,016

Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	109,631	115,569
Right of use asset - long term	276,731	395,607
Other Assets	28,082	26,801
Total Non Current assets	3,670,221	3,793,754
Total Assets	$7,951,016	$6,432,274

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$625,585	$606,814
Accrued Expenses	141,563	143,847
Customer Deposits	0	24,040
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	270,082	256,683
Facility Lease Liability - current	252,504	213,474
Line of Credit	1,109,813	1,169,638
Notes payable - GE	2,526,036	2,498,076
Convertible Notes Payable (net of discount of $217,936 and $26,919 respectively)	1,683,315	1,193,341
Related Party Notes Payable	723,353	626,210
Total Current Liabilities	7,465,251	6,865,123
Long-Term Debt:
Related Party Notes Payable (net of discount of $0 and $0 Respectively	1,081,085	1,081,085
Facility Lease Liability - long term	51,588	207,778
Net Long-Term Debt	1,132,673	1,288,863
Total Liabilities	8,597,924	8,153,986

Commitments and contingencies	$	-

Stockholders’ (Deficit)
Common stock, $.001 par value; 2,000,000,000 shares authorized; 966,675,946 and 943,569,149 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	966,676	943,569
Additional paid-in capital	16,416,842	14,777,708
Subscription Receivables	(18,800)	-
Accumulated Other Comprehensible Income	(109,104)
Accumulated deficit	(17,883,464)	(17,423,930)
	(627,850)	(1,702,653)

Non-controlling interest	(19,059)	(19,059)
Total Stockholders’ (Deficit)	(646,909)	(1,721,712)
Total Liabilities and Stockholders’ Deficit	$7,951,016	$6,432,274

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2022 and 2021

(Unaudited)

	2022 Three Months	2021 Three Months	2022 Six Months	2021 Six Months
Sales	$1,747,701	155,884	$2,522,968	$291,158
Cost of Goods Sold	1,135,904	49,356	1,396,978	72,619
Gross Profit	611,797	106,528	1,125,990	218,539

General and Administrative
General and Administrative expense	108,368	211,673	201,303	340,521
Salaries	199,675	225,104	390,892	433,069
Travel	59,664	25,339	87,398	40,354
Professional Fees Legal & Accounting	159,342	49,373	224,195	82,209
Facility lease and Maintenance	84,519	82,699	173,480	168,910
Subcontractors	36,248		62,051	-
Depreciation and Amortization	7,519	8,073	15,038	16,146
Total Expenses	655,335	602,261	1,154,358	1,081,209
Net Profit / (Loss) From Operations	(43,537)	(495,733)	(28,368)	(862,670)

Change in derivative liability	(29,414)	(3,804)	(13,399)	1,745,369
Gain / (Loss) on debt settlement and write down	2,920	368,098	2,920	368,098
Other Income	23,593		14,258
Interest and Financing fees	(283,804)	(100,417)	(416,275)	(414,069)
Net Profit / (Loss) Before Income Taxes	(330,242)	(231,856)	(440,864)	836,728
Income Tax Expense	(16,701)		(18,667)
Net Profit / (Loss)	(346,943)	(231,856)	(459,531)	836,728

Non-controlling interest

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(346,943)	(231,856)	(459,531)	836,728

Other Comprehensive Item
Foreign Currency Translation Gain	(113,666)		(109,104)	-
Total Comprehensible Income / (Loss)	$(460,609)	(231,856)	$(568,635)	$836,728

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	965,929,205	895,498,243	959,148,981	853,322,779
	965,929,205	895,498,243	959,148,981	1,339,978,304
Net Profit / (Loss) per common share basic and diluted	$(0.00)	(0.00)	$(0.00)	$0.00

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

June 30, 2021 & 2022 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)	$(7,238,572)

Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-	(0)
Shares issued for Reg A offering	16,666,667	16,667				483,333		500,000
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-	347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375		-
Inducement shares	1,250,000	1,250			(25,000)	23,750		-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969		3,084,003
								-
Net Loss							1,068,584	1,068,584
March 31, 2021	896,066,487	$896,068	-	$-	$-	$13,448,384	$(16,582,898)	$(2,238,447)
Shares issued for warrant conversion	547,468	547				(547)		-
Shares issued for cash	36,283	36	-	-				36
Shares for conversion	25,000,000	25,000				50,473		75,473
Net Loss							(231,856)	(231,856)
June 30, 2021	921,650,238	$921,651	-	$-	$-	$13,498,310	$(16,814,754)	$(2,394,794)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2021	943,569,149	943,569	-	-	-	14,777,708			(17,423,931)	(19,059)	(1,721,712)

Shares issued for Reg A offering	15,035,000	15,035				1,187,765					1,202,800
Shares issued for S1	3,155,865	3,156				134,754					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,589)
March 31, 2022	961,760,014	961,760	-	-	-	16,100,228	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)

Shares issued for Reg A offering	-	-				-					-
Shares issued for S1	4,915,932	4,916				148,319					153,235
Warrants issued Mast Hill fund						168,296					168,296
Subscription Receivable							-				-
Accumulated Comprehensive								(113,666)			(113,666)
Net Loss									(346,943)	-	(346,943)
June 30, 2022	966,675,946	966,676	-	-	-	16,416,843	(18,800)	(109,104)	(17,883,464)	(19,059)	(646,909)

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30 (Unaudited)

	2022		2021
Cash Flows from Operating Activities:
Net Income / ( Loss )		$(459,531)		$836,728
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		15,038		16,146
Financing Fees		82,850		0
Gain on debt settlement		(2,920)		(368,098)
Amortization of debt discount		52,279
Change in debt discount and Financing fees		0		412,407
Change in derivative liability		13,399		(1,745,369)
Changes in assets and liabilities:
(Increase) decrease in right of use asset		118,876		100,544
(Increase) decrease in lease liability		(117,161)		(97,965)
(Increase) decrease in accounts receivable		(1,090,501)		(33,020)
(Increase) decrease in inventory		(25,683)		(168,421)
(Increase) decrease in prepaid expenses		25,959		-
(Decrease) increase in accounts payable		54,697		(322,518)
Other (Decrease) increase in accrued expenses		25,676		(364,718)
Other (Decrease) increase in accrued expenses related party		97,143		255,082
Other (Decrease) increase in deferred revenue		0		-
Other (Decrease) increase in customer deposits		(24,040)		30,000
Net Cash Provided by (Used In) Operating Activities		(1,233,918)		(1,449,202)

Cash Flows from Investing Activities
Convertible Note Receivable
(Increase) decrease in Heze Hongyuan Natural Gas Co		(785,828)		-
Purchase property plant and equipment
Cash Flows Used In Investing Activities		(785,828)		-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)
Payment on line of credit		(59,825)		(598,127)
Payment on notes payable		(272,616)		-
Proceeds from notes payable		762,750		90,771
Proceeds from notes payable related party
Stock issued for cash		1,475,145		3,584,511
Cash Flows Provided By Financing Activities		1,905,454		3,077,155

Effect of exchange rate changes on cash		(109,104)		-

Net (Decrease) Increase in Cash and Cash Equivalents		(223,397)		1,627,953
Cash and Cash Equivalents at Beginning of Period		1,192,316		414,885
Cash and Cash Equivalents at End of Period		$968,919		$2,042,838

Supplemental Cashflow Information:
Interest Paid		$36,048		$101,027
Taxes Paid	$		$

Supplemental Non-Cash Disclosure
Discount on new notes		$75,000	$
Shares issued for warrants issued		$168,296	$
Shares issued for preferred conversions	$		$
Shares issued for debt conversion conversions	$		$

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2022, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2021 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division and CETY Honk Kong.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $646,909 and a working capital deficit of $3,208,372 as of June 30, 2022. The company also had an accumulated deficit of $17,883,464 as of June 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Engineering, Consulting and Project Management Solutions – We have expanded our legacy electronics and manufacturing business and plan to manufacture component parts for our Waste Heat Recovery and Waste to Energy business and to provide consulting services to municipal and industrial customers and Engineering, Procurement and Construction (EPC) companies so they can identify, design and incorporate clean energy solutions in their projects.

CETY HK

CETY HK consists of two business ventures in mainland China:(i) our LNG trading operations sourcing and suppling LNG to industries and municipalities. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with Shenzhen Gas, acquiring natural gas pipeline operator facilities, each primarily located in the southern part of Sichuan Province and portions of Yunnan Province. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture. The terms of the joint venture are subject to the execution of definitive agreements.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts receivable of $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2022, and December 31, 2021, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Four (4) customers accounted for approximately 98% of accounts receivable on June 30, 2022. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of June 30, 2022, and December 31, 2021 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the first quarter of 2022 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $321,104.

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

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

A principal obtains control over any one of the following (ASC 606-10-55-37A):

a.	A good or another asset from the other party which the entity then transfers to the customer. Note that momentary control before transfer to the customer may not qualify.
b.	A right to a service to be performed by the other party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf.
c.	A good or service from the other party that it then combines with other goods or services in providing the specified good or service to the customer.

If the entity obtains control over one of the above before the good or service is transferred to a customer, the entity could be considered a principal.

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

The following five steps are applied to achieve that core principle for our HRS and CETY Europe Divisions:

●	Identify the contract with the customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations in the contract

●	Recognize revenue when the company satisfies a performance obligation

The following steps are applied to our legacy engineering and manufacturing division:

●	We generate a quotation

●	We receive purchase orders from our customers.

●	We build the product to their specification

●	We invoice at the time of shipment

●	The terms are typically Net 30 days

The following step is applied to our CETY HK business unit:

●	CETY HK is primarily responsible for fulfilling the contract / promise to provide the specified good or service.

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2022 and December 31, 2021 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2022.

Also, from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2022 and December 31, 2021, we had outstanding customer deposits of $0 and $24,040 respectively.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2022	$–	$–	$270,082	$270,082

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$–	$–	$256,683	$256,683

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2022, we had outstanding common shares of 966,675,946 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2022 and June 30, 2021 were 965,929,205 and 895,498,243 respectively. As of June 30, 2022, we had convertible notes, convertible into approximately 564,920,304 of additional common shares,14,375,000 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended June 30, 2022 and June 30, 2021 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three & six months ended June 30, 2022 and 2021.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe and the legacy electronic manufacturing services division and CETY HK. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	for the six months ended June 30
	2022	2021
Net Sales
Manufacturing and Engineering	61,018	41,223
Clean Energy HRS	460,885	88,807
CETY HK	1,963,053	-
Cety Europe	38,012	161,128
Total Sales	2,522,968	291,158

Segment income and reconciliation before tax
Manufacturing and Engineering	38,475	29,683
Clean Energy HRS	413,646	62,802
CETY HK	643,239	-
Cety Europe	30,630	126,054
Total Segment income	1,125,990	218,539

Reconciling items
General and Administrative expense	(201,303)	(340,521)
Salaries	(390,892)	(433,069)
Travel	(87,398)	(40,354)
Professional Fees	(224,195)	(82,209)
Facility lease and Maintenance	(173,480)	(168,910)
Consulting Subcontractors	(62,051)
Depreciation and Amortization	(15,038)	(16,146)
Change in derivative liability	(13,399)	1,745,369
Other Income	14,258	-
Gain debt settlement	2,920	368,098
Interest Expense	(416,275)	(414,069)
Net Loss before income tax	(440,864)	836,728

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended June 30, 2022 and 2021 we had $0 in share-based expense, due to the issuance of common stock. As of June 30, 2022, we had no further non-vested expense to be recognized.

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

As of June 30, 2022, we had a net operating loss carry-forward of approximately $(9,067,587) and a deferred tax asset of $2,720,276 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,720,276). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 30, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2022	December 31, 2021
Deferred Tax Asset	$2,720,276	$2,556,982
Valuation Allowance	(2,720,276)	(2,556,982)
Deferred Tax Asset (Net)	$-	$-

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

On February 13,2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. This note was assigned to MGW Investments.

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2022	December 31, 2021
Accounts Receivable	$1,858,533	$768,032
Less reserve for uncollectable accounts	(75,000)	(75,000)
Total	$1,783,533	$693,032

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2022	December 31, 2021
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2022 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	June 30, 2022	December 31, 2021
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2022	December 31, 2021
Inventory	$808,979	$783,296
Less reserve for uncollectable accounts	(321,104)	(321,104)
Total	$487,875	$462,192

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2022	December 31, 2021
Property and Equipment	$1,354,824	$1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,406,344)	(1,397,244)
Net Fixed Assets	$23,916	$33,016

Our Depreciation Expense for the three months ended June 30, 2022 and 2021 was $4,550 and $5,104 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2022	December 31, 2021
Goodwill	$747,976	$747,976
LWL Intangibles	$1,468,709	$1,468,709
License	354,322	354,322
Patents	190,789	115,569
Accumulated Amortization	(81,158)	(75,220)
Net Fixed Assets	$2,680,638	$2,611,356

Our Amortization Expense for the six months ended June 30, 2022 and 2021 was $2,969 and 2,969 respectively.

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

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,539

Liabilities assumed:
Advance Receipts	$(8,539)
Taxes Payable	$179
Net Assets Acquired:	$1,500,000

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2022, then based on the performance contingency there will be issuance of 20,000,000 shares of CETY to the Seller. As of the date of the filing the performance contingencies have not been met.

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

NOTE 8 – ACCRUED EXPENSES

	June 30, 2022	December 31, 2021
Accrued Wages	$69,007	$22,950
Accrued Interest and other	72,556	120,897
Accrued Interest and other	$141,563	$143,847

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

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2022, the outstanding balance was $1,109,812.75 compared to $1,169,638 at December 31, 2021.

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

Total Liability to GE

	June 30, 2022	December 31, 2021
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	353,803	325,843
Total	$2,526,036	$2,498,076

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

On September 7, 2021 the company entered into a promissory note in the amount of $226,345, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 7, 2022 and has mandatory monthly payments of $23,828. The note had an OID of $23,345 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of June 30, 2022 was $23,828.44. This note was paid off as of July 5, 2022.

On September 28, 2021 the company entered into a promissory note in the amount of $142,720, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 28, 2022 and has mandatory monthly payments of $15,003. The note had an OID of $14,720 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of June 30, 2022 was $30,006. This note was paid off as of July 13, 2022.

On March 10, 2022 the company entered into a promissory note in the amount of $170,600, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of June 30, 2022 was $170,060.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of June 30, 2022, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of June 30, 2022, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and one million (1,000,000) restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.02 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $14,627 of the debt discount during the six months ended June 30, 2021. The unamortized debt discount as of June 30, 2022 was $0. This note was paid in full on January 8, 2021.

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

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 9,375,000 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

Total due to Convertible Notes

	June 30, 2022	December 31, 2021
Total convertible notes	$1,127,771	$1,109,890
Accrued Interest	123,480	110,370
Debt Discount		-
Total	$1,251,251	$1,220,260

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

	June 30, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$270,082	$256,683

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

As of June 30, 2022

Year	Lease Payment
2022	120,942
2023	191,903
Imputed Interest	(14,047)
Net Lease Liability	$298,798

Our lease expense for the six months ended June 30, 2022, and 2021 was $173,480 and $168,910 respectively.

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

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2022 there were 966,675,946 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On May 6, 2022, we issued 9,375,000 of warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 0.04.

However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2021	8,754,720	$0.04	8,754,720	$0.04
Expired	3,754,720		3,754,720	0.04
Exercised
Issued	9,375,000
Outstanding June 30, 2022	14,375,000	$0.04	5,000,000	$0.04

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975 with no terms or interest rate. The outstanding balance on this advance on June 30, 2022 is $167,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The two potential investments are still pending.

On June 24, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 25,000,000 shares of company’s common stock.

Note 14 - WARRANTY LIABILITY

For the quarter ended June 30, 2022, and for the year ended December 31, 2021 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 15 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture is the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA is located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owns a 75% interest and AG owns a 25% interest in Ashfield Renewables Ag Development LLC. The agreement with CETY Renewables Ashfield has been terminated and we are in the process of negotiating a new agreement.

The consolidated financial statements reflect 100% of the assets and liabilities of CRA and report the current non-controlling interest of AG. The full results of CRA operations are reflected in the statement of income with the elimination of the non-controlling interest identified.

NOTE 16 – THE STATUTORY RESERVES

The Company’s ability to pay dividends primarily depends on it receiving funds from its subsidiaries. PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with US GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve reaches 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange.

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to have a discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Technology was established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

In addition, according to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reserve for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as selling expense; however, under US GAAP, since the expense has not been incurred and the Company will record cost of sales for safety related expenses when it is actually happened or incurred, this special reserve was recorded as an appropriation of its after-tax income. The reserve is calculated at a rate of 15% of total sales.

NOTE 17 – SUBSEQUENT EVENTS

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of June 30, 2022 was $252,928.44.

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539.50. The note had an OID of $16,447.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing.

On August 12, 2022, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (“Jefferson”) pursuant to which the Company issued to Jefferson a $138,888.88 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. The Company issued Jefferson a five year warrant (“Warrant”) to purchase 1,736,111shares of Common Stock in connections with the transactions described above.

On August 17, 2022, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement with First Fire Global Opportunities Fund, LLC (“Firstfire”) pursuant to which the Company issued to Firstfire a $150,000.00 Convertible Promissory Note, due August 17, 2023 (the “Note”) for a purchase price of $135,000.00 plus an original issue discount in the amount of $15,000.00, and an interest rate of fifteen percent (15%) per annum. The Company issued Firstfire a five-year warrant (“Warrant”) to purchase 1,875,000 shares of Common Stock in connections with the transactions described above.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our liquefied natural gas (“LNG”) trading operations sourcing and suppling LNG to industries and municipalities. The LNG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local LNG pipeline systems. We purchase large quantities of LNG from large wholesale LNG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the LNG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, each primarily located in the southern part of Sichuan Province and portions of Yunnan Province. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture. The terms of the joint venture are subject to the execution of definitive agreements.

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

CETY HK – which is the parent company of our LNG trading operations in China that source and supply LNG and our planned joint venture to acquire LNG distribution systems depots and transmission systems. Prior to the first quarter of 2022, the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results the six months Ended June 30, 2022 Compared to the same period in 2021

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $646,909 and a working capital deficit of $3,208,372 as of June 30, 2022 The company also had an accumulated deficit of $17,883,464 as of June 30, 2022 and used $1,233,918 in net cash from operating activities for the six months ended June 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The six months ended June 30, 2022; we had a net loss of $459,531 compared to a net profit of $836,728 for the same period in 2021. The increase in the net profit in 2021 was mainly due to the increase in gain on derivative in 2021, The three months ended June 30, 2022; our revenue was $1,747,701 compared to $155,884 for the same period in 2021. For the six months ended June 30, 2022, our gross margin was 45% compared to 75% for the same period in 2021. For the six months ended June 30, 2022, our operating expense was $1,154,358 compared to $1,081,209 for the same period in 2021. For the three months ended June 30, 2022; we had a loss from operations of $43,537 compared to a net loss from operations of 495,733 for the same period in 2021.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the six month ended June 30, 2022, Compared to the six ended June 30, 2021

Net Sales

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe srl, Engineering and Manufacturing Business and CETY HK.

Segment breakdown

The six months ended June 30, 2022, our revenue from Engineering and Manufacturing was $61,018 compared to $41,223 for the same period in 2021.

The six months ended June 30, 2022, our revenue from HRS was $460,885 compared to $88,807 for the same period in 2021. This increase was mainly because of more interest in heat recovery projects.

The six months ended June 30, 2022, our revenue from CETY Europe was $38,012 compared to $161,128 for the same period in 2021. This decrease was a result of a sell of an equipment in 2021 vs. just the service revenue.

The six months ended June 30, 2022, our revenue from our wholly owned subsidiary CETY HK was $1,983,062 compared to $0 for the same period in 2021. This is a s a result of the acquisition of JHJ gas company made in Nivember of 2021. We started to generate revenue from this entity in the 1st quarter of 2022.

Gross Profit

The six months ended June 30, 2022; our gross profits were $1,146,000 compared to $218,539 for the same period in 2021. The increase in gross profit was due to higher revenues.

Segment breakdown

The six months ended June 30, 2022, our gross profit from Engineering and Manufacturing was $38,475 compared to $29,683 for the same period in 2021.

The six months ended June 30, 2022, our gross profit from HRS was $413,646 compared to $62,802, for the same period in 2021. The increase from the HRS segment was mainly due to higher revenue in the first quarter of 2022.

The six months ended June 30, 2022, our gross profit from CETY Europe was $30,630 compared to $126,054 for the same period in 2021. The decrease in gross profit was due to revenue generated from the sale of a clean cycle waste heat recovery system.

The six months ended June 30, 2022, our gross profit from our wholly owned subsidiary CETY HK was $663,249 compared to $0 for the same period in 2021. We had zero revenue from CETY HK in 2021.

Selling, General and Administrative (SG&A) Expenses

The six months ended June 30, 2022; our SG&A expense was $201,303 compared to $340,521 for the same period in 2021. The decrease was a result of separating the subcontractor category from SG&A and lower cost of repair.

Salaries Expense

The six months ended June 30, 2022; our Salaries expense was $390,892 compared to $433,069 for the same period in 2021. The decrease in the quarter ending in June 30, 2022 was due to less number of employees.

Travel Expense

The six months ended June 30, 2022; our travel expense was $87,398 compared to $40,354 for the same period in 2021. This was due to additional site assessment surveys of multiple facilities in Europe.

Professional fees Expense

The six months ended June 30, 2022; our Professional fees expense was $224,195 compared to $82,209 for the same period in 2021. The increase in legal fees was due to higher expenses related to a proposed IPO and up listing to NASDAQ.

Facility Lease and Maintenance Expense

The six months ended June 30, 2022; our Facility Lease and maintenance expense was $173,480 compared to $168,910 for the same period in 2021.

Depreciation and Amortization Expense

The six months ended June 30, 2022, our depreciation and amortization expense was $15,038 compared to $16,146 for the same period in 2021, which remained relatively unchanged.

Change in Derivative Liability

The six months ended June 30, 2022; we had a gain on derivative liability of $13,399 compared to a gain of $1,745,369 for the same period in 2021. The gain in derivative liability was due to paying off several convertible notes in the six months ended June 30, 2021.

Gain on debt settlement

The six months ended June 30, 2022, we recognized a gain on debt settlement in the amount of $2,920 compared to $368,098 for the six months ended June 30, 2021.

Interest and Finance Fees

The six months ended June 30, 2022 interest and finance fees were $416,275 compared to $414,069 for the same period in 2021. which remained relatively unchanged

Net Income / Loss

The six months ended June 30, 2022; our loss was $440,864 compared to net profit of $836,728 for the same period in 2021. The higher profits was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30, 2022

(unaudited)

	2022	2021
Net Cash provided / (Used) In Operating Activities	$(1,233,918)	$(1,449,202)
Cash Flows Used In Investing Activities	(785,828)
Cash Flows Provided / (used) By Financing Activities	1,905,454	3,077,155
Net (Decrease) Increase in Cash and Cash Equivalents	$(223,397)	$1,627,953

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated June 30, 2022 on Form 10-Q are included, or incorporated by reference, in this six months ended June 30, 2022 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 22 th day of August, 2022

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: August 22, 2022 Update all dates to signing to signing date

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: August 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date: August 22, 2022

