Form 10-Q
period 2022-09-30
Clean Energy Technologies, Inc.
filed 2022-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED September 30, 2022 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2022

or

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

As of November 14, 2022, there were 1,482,977,289 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	OTCQB

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2022 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	Unaudited	Audited
	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$175,772	$1,192,316
Accounts receivable - net	1,806,792	693,032
Lease receivable asset	217,584	217,584
Prepaid	231,288	40,380
Heze Hongyuan Natural Gas Co	838,090
Inventory	527,949	462,192
Total Current Assets	3,797,475	2,605,504
Property and Equipment - Net	19,366	33,016

Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Long Term Investment - Shuya	536,994
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	106,662	115,569
Right of use asset - long term	217,862	395,607
Other Assets	30,199	26,801
Total Non Current assets	4,147,494	3,793,754
Total Assets	$7,964,334	$6,432,274

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$651,769	$606,814
Accrued Expenses	124,830	143,847
Customer Deposits	0	24,040
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	269,663	256,683
Facility Lease Liability - current	246,081	213,474
Line of Credit	1,058,127	1,169,638
Notes payable - GE	2,540,016	2,498,076
Convertible Notes Payable (net of discount of $437,044 and $26,919 respectively)	2,495,158	1,193,341
Related Party Notes Payable	279,517	626,210
Total Current Liabilities	7,798,161	6,865,123
Long-Term Debt:
Related Party Notes Payable (net of discount of $0 and $0 Respectively	0	1,081,085
Facility Lease Liability - long term	0	207,778
Net Long-Term Debt	0	1,288,863
Total Liabilities	7,798,161	8,153,986

Commitments and contingencies		$-

Stockholders’ (Deficit)
Common stock, $.001 par value; 2,000,000,000 shares authorized; 1,482,977,289 and 943,569,149 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,482,978	943,569
Additional paid-in capital	17,690,269	14,777,708
Subscription Receivables	0)	-
Accumulated Other Comprehensible Income	(243,135)
Accumulated deficit	(18,763,939)	(17,423,930)
	166,173	(1,702,653)

Non-controlling interest	0)	(19,059)
Total Stockholders’ Equity	166,173	(1,721,712)
Total Liabilities and Stockholders’ Deficit	$7,964,334	$6,432,274

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	2022 Three Months	2021 Three Months	2022 Nine Months	2021 Nine Months
Sales	$44,629	575,545	$2,567,596	$866,703
Cost of Goods Sold	18,716	274,401	1,415,693	374,020
Gross Profit	25,913	301,144	1,151,903	519,683

General and Administrative
General and Administrative expense	79,252	188,817	284,025	529,335
Salaries	197,036	228,565	587,928	661,634
Travel	38,990	26,381	126,388	66,735
Professional Fees Legal & Accounting	135,441	41,174	359,636	123,383
Facility lease and Maintenance	86,781	85,798	260,262	254,708
Subcontractors	21,880		83,931	-
Depreciation and Amortization	7,519	8,073	22,557	24,219
Total Expenses	566,899	578,808	1,724,727	1,660,014
Net Profit / (Loss) From Operations	(540,986)	(277,664)	(572,824)	(1,140,331)

Change in derivative liability	419	(10,745)	(12,980)	1,734,624
Gain / (Loss) on debt settlement and write down	0	460,568	2,920	828,666
Other Income	9,976		25,790
Interest and Financing fees	(331,177)	(189,171)	(747,451)	(603,240)
Net Profit / (Loss) Before Income Taxes	(861,768)	(17,012)	(1,304,546)	819,719
Income Tax Expense	353		(18,315)
Net Profit / (Loss)	(861,415)	(17,012)	(1,322,861)	819,719

Non-controlling interest	(19,059)	19059	(19,059)	19,059

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(880,474)	2,047	(1,341,920)	838,778

Other Comprehensive Item
Foreign Currency Translation Gain	(134,031)		(243,135)	-
Total Comprehensible Income / (Loss)	$(880,474)	2,047	$(1,585,055)	$838,778

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	1,022,795,657	922,225,702	980,597,678	891,312,514
	0	0	0	0
Net Profit / (Loss) per common share basic and diluted	$(0.00)	(0.00)	$(0.00)	$0.00

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

September 30, 2021 & 2022 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	interest	Totals
Shares issued for warrant conversion	1,797,861	1,798	-	-	-	(1,798)	-		(0)
Shares issued for Reg A offering	16,666,667	16,667				483,333			500,000
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-		347,538
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375			-
Inducement shares	1,250,000	1,250			(25,000)	23,750			-
Shares issued for cash	44,213,053	44,213	-	-	(36,179)	3,075,969			3,084,003
									-
Net Loss							1,068,584		1,068,584
March 31, 2021	896,066,487	$896,068	-	$-	$-	$13,448,384	$(16,582,898)	$-	$(2,238,447)
Shares issued for warrant conversion	547,468	547				(547)	-		-
Shares issued for cash	36,283	36							36
Shares for Conversion	25,000,000	25,000				50,473			75,473
Net Loss							(231,853)		(231,853)
June 30, 2021	921,650,238	921,651	-	-	-	13,498,310	(16,814,751)	-	(2,394,791)

Shares issued for correction	1,100,630	1,101				(1,101)			-
Shares issued for inducement	1,142,459	1,141				53,125			54,266
Net Loss							2,047	(19,059)	(17,012)
September 30, 2021	923,893,327	923,893	-	-	-	13,550,334	(16,812,704)	(19,059)	(2,357,537)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	interest	Totals
December 31, 2020	821,169,656	$821,171	4,500	$450,000	$61,179	$9,080,560	$(17,651,482)		$(7,238,572)

Shares issued for warrant conversion	2,345,329	2,345	-	-	-	(2,345)	-		(0)
Shares issued for acccrued dividend	4,344,250	4,344	-	-	-	343,194	-		347,539
Conversion of Preferred Series D	6,625,000	6,625	(4,500)	(450,000)	-	443,375			-
Inducement Shares	2,392,459	2,391	-	-	(25,000)	76,875	-	-	54,266
Shares issued for correction	1,100,630	1,101				(1,101)			-
Shares for Conversion	25,000,000	25,000				50,473			75,473
Shares issued for Reg A offering	16,666,667	16,667				483,333			500,000
Shares issued for S1	9,842,072	9,843				380,508			390,351
Shares issued for cash	44,249,336	44,249	-	-	(36,179)	3,075,969			3,084,039
Shares issued for Reg A	9,833,750	9,834				776,866			786,700
Starting balance CETY HK						70,000	(70,000)		-
Net Loss							297,551	(19,059)	278,492
December 31, 2021	943,569,149	943,569	-	-	-	14,777,708	(17,423,931)	(19,059)	(1,721,712)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
Shares issued for Reg A offering	15,035,000	15,035				1,187,765					1,202,800
Shares issued for S1	3,155,865	3,156				134,754					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,589)
March 31, 2022	961,760,014	961,760	-	-	-	16,100,228	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)

Shares issued for Reg A offering	-	-				-					-
Shares issued for S1	4,915,932	4,916				148,319					153,235
Warrants issued Mast Hill fund						168,296					168,296
Subscription Receivable							-				-
Accumulated Comprehensive								(113,666)			(113,666)
Net Loss									(346,943)	-	(346,943)
June 30, 2022	966,675,946	966,676	-	-	-	16,416,843	(18,800)	(109,104)	(17,883,464)	(19,059)	(646,909)

Shares issued for Reg A offering	-	-				-					-
Shares issued for MGW Note Conversion	516,301,343	516,301				1,032,603					1,548,904
Warrants issued Q3 Bridge Financing						240,824					240,824
Subscription Receivable							18,800
Accumulated Comprehensive								(134,031)			(134,031)
Net Loss									(880,474)	-19060	(861,415)
September 30, 2022	1,482,977,288	1,482,977	-	-	-	17,690,269	0	(243,136)	(18,763,939)	0	166,173

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30 (Unaudited)

		2022		2021
Cash Flows from Operating Activities:
Net Income / ( Loss )		$(1,322,861)		$819,719
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		22,557		24,219
Financing Fees		380,000		0
Gain on debt settlement		(2,920)		(828,666)
Shares issued for inducement				54,266
Amortization of debt discount		145,632
Change in debt discount and Financing fees		0		730,826
Change in derivative liability		12,980		(1,734,624)
Changes in assets and liabilities:
(Increase) decrease in right of use asset		177,745		144,588
(Increase) decrease in lease liability		(175,172)		(141,153)
(Increase) decrease in accounts receivable		(1,113,760)		(511,418)
(Increase) decrease in longterm financing receivables				67,730
(Increase) decrease in inventory		(65,757)		(167,739)
(Increase) decrease in prepaid expenses		(194,306)		-
(Decrease) increase in accounts payable		44,955		(673,236)
Other (Decrease) increase in accrued expenses		171,619		141,969
Other (Decrease) increase in accrued expenses related party		0		(2,482)
Other (Decrease) increase on equity method investment		13,650		-
Other (Decrease) increase in customer deposits		(24,040)		111,770
Net Cash Provided by (Used In) Operating Activities		(1,929,678)		(1,964,231)

Cash Flows from Investing Activities
Convertible Note Receivable
(Increase) decrease in Heze Hongyuan Natural Gas Co		(838,090)		-
(Increase) decrease in Shuya		(550,644)
Purchase property plant and equipment
Cash Flows Used In Investing Activities		(1,388,734)		-

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)
Payment on line of credit		(219,656)		(894,208)
Payment on notes payable		(406,586)
Proceeds from notes payable		1,677,300		414,200
Proceeds from notes payable related party
Stock issued for cash		1,493,945		3,584,511
Cash Flows Provided By Financing Activities		2,545,003		3,104,503

Effect of exchange rate changes on cash		(243,136)		-

Net (Decrease) Increase in Cash and Cash Equivalents		(1,016,545)		1,140,272
Cash and Cash Equivalents at Beginning of Period		1,192,316		414,885
Cash and Cash Equivalents at End of Period		$175,771		$1,555,157

Supplemental Cashflow Information:
Interest Paid		$331,177		$145,230
Taxes Paid	$		$

Supplemental Non-Cash Disclosure
Discount on new notes		$437,044	$
Shares to be issued for warrants		$240,824		$450,000
Shares issued for debt conversion conversions		$1,548,904		$423,011

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2022, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2021 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division and CETY Hong Kong.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder equity of $166,173 and a working capital deficit of $4,000,686 as of September 30, 2022. The company also had an accumulated deficit of $18,763,939 as of September 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts receivable of $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of September 30, 2022, and December 31, 2021, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Four (4) customers accounted for approximately 98% of accounts receivable on September 30, 2022. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of September 30, 2022, and December 31, 2021 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the first quarter of 2022 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $321,104.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2022 and December 31, 2021 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2022.

Also, from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2022 and December 31, 2021, we had outstanding customer deposits of $0 and $24,040 respectively.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2022	$–	$–	$269,663	$269,663

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$–	$–	$256,683	$256,683

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

Equity Method Investment

In July 2022, JHJ and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHK owns 20% of Shuya. In August 2022, JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; Right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya.

Shuya was setup as the operating entity for pipeline natural gas (PNG) and compressed natural gas (CNG) trading business, while the other two shareholders of Shuaya have large supply relationships.

The Company has determined that Shuya is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Shuya under the equity method of accounting. Under this method, the investor (“JHJ”) recognizes its share of the profits and losses of the investee (“Shuya”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investing entity appears in its income statement. Also, any recognized profit increases the investment recorded by the investing entity, while a recognized loss decreases the investment.

JHJ made a capital contribution of RMB 3.91 million ($0.55 million) into Shuya during the three months ended September 30, 2022. Shuaya did not have any revenue yet but only incurred $27,836 operating expenses as of September 30, 2022; accordingly, JHJ recorded $13,640 investment loss from investment of Shuya for the three months ended September 30 ,2022. JHJ’s investment in Shuya was decreased to $536,994 as of September 30, 2022.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2022, we had outstanding common shares of 1,482,977,288 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2022 and September 30, 2021 were 1,482,977,288 and 943,569,149 respectively. As of September 30, 2022, we had convertible notes, convertible into approximately 84,016,076 of additional common shares, 23,472,222 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended September 30, 2022 and September 30, 2021 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three & nine months ended September 30, 2022 and 2021.

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

Selected Financial Data:

	for the nine months ended September 30
	2022	2021
Net Sales
Manufacturing and Engineering	132,316	91,262
Clean Energy HRS	461,192	602,207
CETY HK	1,925,950	-
Cety Europe	48,138	173,234
Total Sales	2,567,596	866,703

Segment income and reconciliation before tax
Manufacturing and Engineering	85,352	72,853
Clean Energy HRS	427,219	312,118
CETY HK	631,082	-
Cety Europe	40,315	134,712
Total Segment income	1,183,968	519,683

Reconciling items
General and Administrative expense	(284,025)	(529,335)
Salaries	(587,928)	(661,634)
Travel	(126,388)	(66,735)
Professional Fees	(359,636)	(123,383)
Facility lease and Maintenance	(260,262)	(254,708)
Consulting Subcontractors	(83,931)
Depreciation and Amortization	(22,557)	(24,219)
Change in derivative liability	(12,980)	1,734,624
Other Income	25,790	-
Gain debt settlement	2,920	828,666
Interest Expense	(747,451)	(603,240)
Net Loss before income tax	(1,272,481)	819,719

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended September 30, 2022 and 2021 we had $0 in share-based expense, due to the issuance of common stock. As of September 30, 2022, we had no further non-vested expense to be recognized.

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

As of September 30, 2022, we had a net operating loss carry-forward of approximately $(10,108,327) and a deferred tax asset of $3,032,498 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(3,032,498). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 30, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2022	December 31, 2021
Deferred Tax Asset	$3,032,498	$2,556,982
Valuation Allowance	(3,032,498)	(2,556,982)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2022	December 31, 2021
Accounts Receivable	$1,881,792	$768,032
Less reserve for uncollectable accounts	(75,000)	(75,000)
Total	$1,806,792	$693,032

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2022	December 31, 2021
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2022 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	September 30, 2022	December 31, 2021
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2022	December 31, 2021
Inventory	$849,053	$783,296
Less reserve	(321,104)	(321,104)
Total	$527,949	$462,192

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2022	December 31, 2021
Property and Equipment	$1,354,824	$1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,410,894)	(1,397,244)
Net Fixed Assets	$19,366	$33,016

Our Depreciation Expense for the three months ended September 30, 2022 and 2021 was $7,519 and $8,073 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2022	December 31, 2021
Goodwill	$747,976	$747,976
LWL Intangibles	$1,468,709	$1,468,709
License	354,322	354,322
Patents	190,789	115,569
Accumulated Amortization	(84,127)	(75,220)
Net Fixed Assets	$2,677,669	$2,611,356

Our Amortization Expense for the nine months ended September 30, 2022 and 2021 was $22,557 and $24,219 respectively.

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

NOTE 8 – ACCRUED EXPENSES

	September 30, 2022	December 31, 2021
Accrued Wages	$68,219	$22,950
Accrued Interest and other	56,612	143,847
Accrued Interest and other	$124,830	$166,797

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

Total Liability to GE

	September 30, 2022	December 31, 2021
Note payable GE	$1,200,000	$1,200,000
Accrued transition services	972,233	972,233
Accrued Interest	367,783	325,843
Total	$2,540,016	$2,498,076

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

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of September 30, 2022 was $222,577.30

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539.50. The note had an OID of $16,447.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of September 30, 2022 was $140,316

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of September 30, 2022, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of September 30, 2022, the outstanding balance due was $95,685

On October 30, 2019 we entered into a convertible note payable for $103,000, with a maturity date of October 30, 2020, which accrues interest at the rate of 12% per annum. It is convertible six months after its issuance and has a conversion rate of sixty-five percent (65%) of the average of the two lowest closing prices (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. We also entered into a stock purchase agreement for the potential conversion into common stock. This note was paid in full on May 1, 2020.

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

On August 5, 2022, we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 1,736,111 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights.

On August 17, 2022, we entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) pursuant to which the Company issued to Mast Hill a $150,000 Convertible Promissory Note, due August 17, 2023 (the “Note”) for a purchase price of $135,000.00 plus an original issue discount in the amount of $15,000.00, and an interest rate of fifteen percent (15%) per annum. Firstfire is entitled to purchase 1,875,000 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Firstfire as well as providing Firstfire with registration rights.

On September 1, 2022, we entered into a Securities Purchase Agreement with Pacific Pier Capital, LLC (Pacific) pursuant to which the Company issued to Pacific a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Pacific is entitled to purchase 1,736,111 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Pacific as well as providing Pacific with registration rights.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 3,750,000 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

Total due to Convertible Notes

	September 30, 2022	December 31, 2021
Total convertible notes	$2,301,053	$1,109,890
Accrued Interest	194,105	110,370
Debt Discount	(437,044)	(26,919)
Total	$2,495,158	$1,193,341

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

	September 30, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$269,663	$256,683

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

As of September 30, 2022

Year	Lease Payment
2022	61,922
2023	191,903
Imputed Interest	(7,024)
Net Lease Liability	$246,801

Our lease expense for the nine months ended September 30, 2022, and 2021 was $260,262 and $254,708 respectively.

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

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 516,301,343 shares of company’s common stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of Sept 30, 2022 there were 1,482,977,289 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On August 5, 2022, we issued 1,736,111 of warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of 0.04. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 1,875,000 of warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 0.04. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On September 1, 2022, we issued 1,736,111 of warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 0.04. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On September 16, 2022, we issued 3,750,000 of warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 0.04. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2021	8,754,720	$0.04	8,754,720	$0.04
Expired	3,754,720		3,754,720	0.04
Exercised
Issued	18,472,222
Outstanding September 30, 2022	23,472,222	$0.04	5,000,000	$0.04

Stock Options

We currently have no outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in the 3rdt quarter of 2022 was $9351. Our Board of Directors has approved the transactions between Billet Electronics and the Company.

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

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.003 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to MGW Investments and they agreed not to convert the $939,500 note in to shares in excess of the 800,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 2 billion shares. This note converted into 1,385,764 of company’s common stock on September 21, 2022.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.003. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2019 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature. This note was converted into 54,380,010 of company’s common stock on September 21, 2022.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975 with no terms or interest rate. The outstanding balance on this advance on September 30, 2022 is $163,580.

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The investment was used for the acquisition of LWL.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 516,301,343 shares of company’s common stock.

Note 14 - WARRANTY LIABILITY

For the quarter ended September 30, 2022, and for the year ended December 31, 2021 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 15 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture was for the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA is located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owned a 75% interest and AG owned a 25% interest in Ashfield Renewables Ag Development LLC. The agreement with CETY Renewables Ashfield has been terminated.

The consolidated financial statements have deconsolidated the CRA business unit. The Liabilities of CRA has been transferred to Vermont Renewable Gas LLC (“VRG”), a newly formed entity. CETY retains 49% equity in VRG.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633.50. The note had an OID of $11,850.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of September 30, 2022 was $114,850.

On November 11, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 11, 2023 (the “Note”) for a purchase price of $85,500.00 plus an original issue discount in the amount of $9,500.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase ,1,187,500 shares of commons stock per the warrant agreement at the exercise price of $0.04. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

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

CETY Capital retains 49% ownership interest in Vermont Renewable Gas LLC established to develop a biomass plant in Vermont utilizing CETY’s High Temperature Ablative Pyrolysis system.

Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited a liquid natural gas trading company in China.

The Company has four reportable segments: Clean Energy HRS (HRS) and CETY Europe, CETY Renewables, CETY HK and the legacy engineering and manufacturing services division.

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

Summary of Operating Results the three months ended September 30, 2022 Compared to the same period in 2021

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $166,173 and a working capital deficit of $4,000,686 as of September 30, 2022 The company also had an accumulated deficit of $18,763,939 as of September 30, 2022 and used $1,016,545 in net cash from operating activities for the three months ended September 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

The three months ended September 30, 2022; we had a net loss of $540,986 compared to a net loss of $277,664 for the same period in 2021. The increase in the net loss in 2022 was mainly due to the increase in professional fees including legal & accounting due to the expenses associated with the IPO up listing to NASDAQ and lower sales in the quarter. The three months ended September 30, 2022; our revenue was $44,629 compared to $575,545 for the same period in 2021. For the three months ended September 30, 2022, our gross margin was 58% compared to 52% for the same period in 2021. For the three months ended September 30, 2022, our operating expense was $566,899 compared to $578,808 for the same period in 2021.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the three month ended September 30, 2022, Compared to the nine month ended September 30, 2021

Net Sales

Segment breakdown

The three months ended September 30, 2022, our revenue from Engineering and Manufacturing was $71,298 compared to $50,040 for the same period in 2021.

The three months ended September 30, 2022, our revenue from HRS was $307 compared to $513,400 for the same period in 2021. This decrease was mainly because of delay with the passing of inflation reduction act and the incentives associated with heat recovery solution and delays with supply chain.

The three months ended September 30, 2022, our revenue from CETY Europe was $10,125 compared to $12,105 for the same period in 2021.

The three months ended September 30, 2022, our revenue from our wholly owned subsidiary CETY HK was $0.0 due to lack of availability of natural gas during the quarter compared to $0 for the same period in 2021.This is a s a result of the acquisition of JHJ gas company made in November of 2021. We started to generate revenue from this entity in the 1st quarter of 2022.

Gross Profit

The three months ended September 30, 2022; our gross profits were $25,913  compared to $301,144 for the same period in 2021. The decrease in gross profit was due to lower revenues.

Segment breakdown

The three months ended September 30, 2022, our gross profit from Engineering and Manufacturing was $46,876 compared to $43,216 for the same period in 2021.

The three months ended September 30, 2022, we had negative gross profit from HRS of $18,146 compared to $250,500 for the same period in 2021. The decrease from the HRS segment was mainly due to 0 revenue in the third quarter of 2022.

The three months ended September 30, 2022, our gross profit from CETY Europe was $9,685 compared to $4,101 for the same period in 2021. The increase in gross profit was due higher service revenue.

The three months ended September 30, 2022, our gross profit from our wholly owned subsidiary CETY HK was negative $12,158 compared to $0 for the same period in 2021. We had zero revenue from CETY HK in 2021.

Selling, General and Administrative (SG&A) Expenses

The three months ended September 30, 2022; our SG&A expense was $83,162 compared to $188,817 for the same period in 2021. The decrease was a result of separating the subcontractor category from SG&A.

Salaries Expense

The three months ended September 30, 2022; our Salaries expense was $197,036 compared to $228,565 for the same period in 2021.

Travel Expense

The three months ended September 30, 2022; our travel expense was $38,990 compared to $26,381for the same period in 2021. The increase in the quarter ending in September 30, 2022 was due to additional site assessment surveys of multiple facilities in Europe and global commissioning.

Professional fees Expense

The three months ended September 30, 2022; our Professional fees expense was $135,441 compared to $41,174 for the same period in 2021. The increase in legal fees was due to higher expenses related to a proposed IPO and up listing to NASDAQ.

Results of the nine month ended September 30, 2022, Compared to the nine month ended September 30, 2021

Net Sales

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe srl, Engineering and Manufacturing Business and CETY HK.

Segment breakdown

The nine months ended September 30, 2022, our revenue from Engineering and Manufacturing was $132,316 compared to $91,262 for the same period in 2021.

The nine months ended September 30, 2022, our revenue from HRS was $461,292 compared to $602,207 for the same period in 2021. This decrease was mainly because of delay with the passing of inflation reduction act and the incentives associated with heat recovery solution.

The nine months ended September 30, 2022, our revenue from CETY Europe was $48,138 compared to $173,234 for the same period in 2021. This decrease was a result of a sell of an equipment in 2021 vs. just the service revenue.

The nine months ended September 30, 2022, our revenue from our wholly owned subsidiary CETY HK was $1,925,950 compared to $0 for the same period in 2021. This is a s a result of the acquisition of JHJ gas company made in November of 2021. We started to generate revenue from this entity in the 1st quarter of 2022.

Gross Profit

The nine months ended September 30, 2022; our gross profits were $1,151,903 compared to $519,683 for the same period in 2021. The increase in gross profit was due to higher revenues.

Segment breakdown

The nine months ended September 30, 2022, our gross profit from Engineering and Manufacturing was $85,352 compared to $72,853 for the same period in 2021.

The nine months ended September 30, 2022, our gross profit from HRS was $427,219 compared to $312,118, for the same period in 2021. The increase from the HRS segment was mainly due to higher revenue in the first quarter of 2022.

The nine months ended September 30, 2022, our gross profit from CETY Europe was $40,315 compared to $134,712 for the same period in 2021. The decrease in gross profit was due to revenue generated from the sale of a clean cycle waste heat recovery system.

The nine months ended September 30, 2022, our gross profit from our wholly owned subsidiary CETY HK was $631,082 compared to $0 for the same period in 2021. We had zero revenue from CETY HK in 2021.

Selling, General and Administrative (SG&A) Expenses

The nine months ended September 30, 2022; our SG&A expense was $284,025 compared to $529,335, for the same period in 2021. The decrease was a result of separating the subcontractor category from SG&A and lower cost of repair.

Salaries Expense

The nine months ended September 30, 2022; our Salaries expense was $587,928 compared to $661,634 for the same period in 2021. The decrease in the quarter ending in September 30, 2022 was due to less number of employees.

Travel Expense

The nine months ended September 30, 2022; our travel expense was $126,388 compared to $66,735 for the same period in 2021. The increase in the quarter ending in September 30, 2022 was due to additional site assessment surveys of multiple facilities in Europe and global commissioning.

Professional fees Expense

The nine months ended September 30, 2022; our Professional fees expense was $359,636 compared to $123,383 for the same period in 2021. The increase in legal fees was due to higher expenses related to a proposed IPO and up listing to NASDAQ.

Facility Lease and Maintenance Expense

The nine months ended September 30, 2022; our Facility Lease and maintenance expense was $260,262 compared to $254,708 for the same period in 2021.

Depreciation and Amortization Expense

The nine months ended September 30, 2022, our depreciation and amortization expense was $22,557 compared to $24,219 for the same period in 2021, which remained relatively unchanged.

Change in Derivative Liability

The nine months ended September 30, 2022; we had a gain on derivative liability of $12,980, compared to a gain of $1,734,624 for the same period in 2021. The gain in derivative liability was due to paying off several convertible notes in the six months ended June 30, 2021.

Gain on debt settlement

The nine months ended September 30, 2022, we recognized a gain on debt settlement in the amount of $2920 compared to $828,666 for the nine months ended September 30, 2021.

Interest and Finance Fees

The nine months ended September 30, 2022 interest and finance fees were $747,451 compared to $603,240 for the same period in 2021.

Net Income / Loss

The nine months ended September 30, 2022; our loss was $1,338,010 compared to net profit of $819,719 for the same period in 2021. The higher profits was primarily due to the gain on derivative liability in 2021.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30, 2022

(unaudited)

	2022	2021
Net Cash provided / (Used) In Operating Activities	$(1,929,678)	$(1,964,231)
Cash Flows Used In Investing Activities	(1,388,734)
Cash Flows Provided / (used) By Financing Activities	2,545,003	3,104,503
Net (Decrease) Increase in Cash and Cash Equivalents	$(1,016,545)	$1,140,272

On February 21, 2022 the Company completed public and private financing of an aggregate of $1,202,800.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On September 21, 2021 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 516,301,343 shares of company’s common stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2022 on Form 10-Q are included, or incorporated by reference, in this six months ended September 30, 2022 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14 th day of November, 2022

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date: November 14, 2022

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date: November 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date: November 14, 2022

