Form 10-K
period 2022-12-31
Clean Energy Technologies, Inc.
filed 2023-04-17
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CETY	NASDAQ

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or =for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was $10,783,186 based upon 8,696,118 shares held by non-affiliates and the closing price of $1.24 per share. Accordingly, effective as of June 30, 2022, the registrant’s aggregate market value was less than $75 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on April 17, 2023, was 38,495,453 shares.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements.

Our Business Strategy

Our strategy is focused on further developing our existing Waste Heat Recovery business while expanding into the rapidly growing markets for Waste to Energy Solutions and clean energy engineering, consulting and project management services.

Our strategy focuses on three main elements:

●	Expanding our Waste Heat Recovery product line to include waste heat recovery ORC systems producing over 1 MW of power so we can qualify for midsized and large heat recovery projects in the United States, China, Southeast Asian and Pacific Rim countries.

●	Establishing a Waste to Energy business by selling our ablative thermal processing products based on proprietary HTAP technology and developing small and mid-sized waste to energy power plants producing electricity and RNG for the grid and methane, hydrogen and biochar for resale.

●	Leveraging our engineering, procurement and manufacturing experience in Waste Heat Recovery and Waste to Energy to assist companies and EPCs incorporate clean energy solutions into energy and industrial construction projects.

We intend to implement this strategy through:

◌	Adding a new ORC system manufactured by Enertime for Waste Heat Recovery that will enable us to implement projects in the U.S. markets producing between 1 MW and 10 MW of electricity.

◌	Taking advantage of Inflation Reduction act of 2022 federal investment tax credits and state incentives that now include waste heat recover as a recognized clean energy source making our Clean Cycle Generator and ORC systems more profitable to install. On August 2022, Congress passed the Inflation Reduction act offering 30% Investment Tax Credit and technology neutral tax credits offering clean electricity production credit and investment credit. CETY’s products directly benefit from these tax credits.

◌	Benefiting from higher energy costs which provide higher returns on our Waste Heat Recovery and Waste to Energy products and projects.

◌	Improving our balance sheet and capital position to permit us to invest in more products and projects.

◌	Establishing HTAP manufacturing facilities in Turkey for our Waste to Energy products and expanding patent protection on the proprietary technology.

◌	Leveraging our existing marketing channels to sell HTAP Waste to Energy products to industrial companies and government agencies.

◌	Working with clean energy project development and finance companies to establish Waste to Energy power plants producing electricity, RNG, hydrogen, methane and biochar from biomass, municipal waste, timber waste and other biomass and while retaining an equity interest in these facilities to provide re-occurring revenue.

◌	Sourcing LNG and selling it to privately owned pipeline companies in China through our newly formed LNG Trading company to participate in the rapidly growing clean energy market.

◌	Acquiring natural gas pipeline operators into our joint venture with Shenzen Gas who will hold 51% of the joint venture and agreed to provide either a 100 million dollar credit line or otherwise finance these acquisitions in a framework agreement.

◌	Participate in other minority investments in medium to large clean energy projects being developed in China that may be sourced by our majority stockholder in Hong Kong.

◌	Leveraging the LNG trading and investment relationships to create opportunities for us to sell our Waste Recovery and Waste to Energy products in China and to provide engineering, consulting and project management services.

◌	Expanding our NG trading operations in China by acquiring more customers and developing the planned joint venture with Shenzhen Gas by acquiring natural gas pipeline operators’ facilities.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS (HRS) – which engages in engineering, manufacturing and installing waste heat recovery solutions incorporating our Clean Cycle Generator.

CETY Europe – our subsidiary established in Italy for the purposes of servicing our customers in the EU that we are required to report as a separate accounting entity.

Engineering and Manufacturing Business – our legacy electronics manufacturing business that do not contribute significantly to our revenues or business plan that we are required to report as a separate accounting entity.

CETY HK – which is the parent company of our NG trading operations in China that source and supply NG and our planned joint venture to acquire NG distribution systems depots and transmission systems. Prior to the first quarter of 2022, the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

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

Pyrolysis systems decompose waste without the use of oxygen under varying pressurized conditions and at temperatures ranging from 300 degrees Celsius and 1,300 degrees Celsius. The major advantage of pyrolysis is that it is a cost-effective technology and helps curb environmental pollution. Pyrolysis systems are gradually replacing traditional incineration and gaining momentum in the waste to energy processing market addresses many of the pre-treatment issues and, when using high temperature and high-pressure, substantially reduce or eliminates pollutant. (Source: “Life Cycle Assessment of Waste-to-Bioenergy Processes: a Review” Pooja Ghosh, ... Arunaditya Sahay, in Bioreactors, 2020)

Pyrolysis systems can produce hydrogen, renewable natural gas, bio-diesel oil, charcoal, and biochar which are used to power hydrogen, diesel, and natural gas engines or electrical turbines which can be sold and often are eligible for substantial tax and pricing benefits. When compared with the conventional incineration plant that runs in the capacity of kilotons per day, the scale of the pyrolysis plant is more flexible, and the output of pyrolysis can be integrated with other downstream technologies for product upgrading. (Source: Influential Aspects in Waste Management Practices Karthik Rajendran PhD,. Jerry D. Murphy PhD, in Sustainable Resource Recovery and Zero Waste Approaches, 2019) In addition, BioChar stores and reduces atmospheric CO2 and can be used as a soil conditioner, an organic component of animal feeds, construction materials, wastewater treatment and in textiles. (Source: https://www.bioenergyconsult.com/applications-of-biochar/)

The ablative pyrolysis system is a waste to energy process that largely eliminates pre-treatment and the harmful pollutants and storage waste produced when using standard incineration and other pyrolysis technologies. It uses high pressure to generate fast pyrolysis and is designed so that the heat transferred from a hot reactor wall softens the feedstock under pressure and permits larger feedstock particles to be processed without pre-treatment. These systems create high relative motion between the reactor wall and the feedstock. The process avoids the need of inert gas and hence the processing equipment is small and the reaction system is more intense. (Source: http://biofuelsacademy.org/index.html%3Fp=608.html )

CETY has licensed proprietary patented ablative pyrolysis system for commercial use that has been installed in 7 sites for use in waste to energy creating applications processing including peat, coal, flax waste, sawdust and wood scrap, straw, buckwheat husks, and cardboard, tapes, films and paper machine sludge. The technology has been implemented over 1,500 onsite power generation projects in Russia working with major energy production companies such as Gazprom, Rosneft, Lukoil and Rostelecom as well as completing several projects for customers in the European Union, Middle East and United States. Due to the conflict in the Ukraine, ENEX is redomiciling and relocating key personnel to Turkey where it will complete an existing project and is expected to wind down its operations. CETY will develop additional ablative technology and expects to manufacture units in the United States. Sales and European distribution will be run out of a CETY office that has been established in Turkey.

CETY has global rights (except Russia and CIS countries) to design, build, manufacture, sell and operate renewable energy and waste recovery facilities HTAP10 and HTAP5 systems and other products and technologies we expect to develop in the future.

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

CETY HK

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

The Market for Our Products.

Waste to Energy.

There are more than 2500 waste-to-energy plants in the world, including almost 500 in Europe. (Source: https://wteinternational.com/news/waste-to-energy-technologies-overview/). The waste-to-energy (WtE) market is expected to register a CAGR of 7.35% during the forecast period of 2021 – 2026, reaching a market size of USD 69.94 billion by 2026, up from USD 43.66 billion in 2019. The COVID-19 pandemic affected the market negatively in the form of supply chain disruptions and delays in project implementation. However, the market is expected to recover from 2021, owing to the increasing efforts to promote waste-to-energy plants by various countries across the world. In addition to this, an increasing amount of waste generation and growing concern for waste management to meet the need for sustainable urban living and increasing focus on non-fossil fuel sources of energy are driving the demand for the waste-to-energy market. Thermal technology is expected to dominate the waste-to-energy market in the coming years, owing to the increasing development in incineration and gasification technologies, as well as the increasing amount of waste generated, especially from the emerging economies of Asia-Pacific. Asia-Pacific has witnessed significant development in the waste-to-energy industry in the past few years. It has dominated the market across the world with increasing efforts taken by the government in adopting better MSW management practices, providing incentives for waste-to-energy projects in the form of capital subsidies and feed-in tariffs, and providing financial support for R&D projects on a cost-sharing basis. Due to economic development and rapid urbanization in China, the generation of municipal solid waste (MSW) has been increasing rapidly. Therefore, the effective disposal of municipal solid waste has become a serious environmental challenge in China. (Source: https://www.reportlinker.com/p06192762/Waste-to-Energy-WtEMarket-Growth-Trends-COVID-19-Impact-and-Forecasts.html?utm_source=GNW

Increasing government regulations regarding the waste to energy in various countries is one of the major factors driving the growth of global waste to energy market. For instance, according to Federal Power Act 2019, this act gives federal authority over electric utilities in U.S. Also the acts like Public Utility Regulatory Policy Act (PURPA) and Energy Policy Act are applied by the government to increase the waste to energy and decrease the CO2 emission by fossil fuels. In addition, escalating investments in R&D by different countries is also fostering the growth of global waste to energy market. (Source https://www.mynewsdesk.com/brandessence/pressreleases/at-cagr-of-7-dot-6-percent-waste-to-energy-market-is-expected-to-reach-usd-52-dot-92-billion-by-2027-3125591)

Alternative thermal technologies like pyrolysis, gasification and plasma arc gasification are expected to lower carbon emissions and witness the growth in demand. Moreover, a shift in trend towards replacing conventional energy generating from fossil fuels with renewable energy to ensure energy security and reduce carbon emissions are potential factors to drive industry growth. The global waste to energy market size was valued at $35.1 billion in 2019, and is projected to reach $50.1 billion by 2027, growing at a CAGR of 4.6% from 2020 to 2027.

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

Our waste to energy components are sourced globally including the US with the exception of the core components originally sourced in Russia and being transitioned to Turkey and US. We are in the process of establishing an inhouse center of competence and technology development based out of Turkey to source these components in Europe and US with the ability to deploy the product globally. Although future impacts cannot be predicted the company does not foresee any negative impact from the Russa and Ukraine conflict.

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

The Waste to Energy Market is dominated by Hitachi Zosen Inova AG, Suez, Veolia, Ramboll Group A/S, Covanta Holding Corporation, China Everbright International Ltd., Abu Dhabi National Energy Company PJSC, Babcock & Wilcox Enterprises lnc., Whaleboater Technologies lnc., Xcel Energy lnc. (Source: https://www.mynewsdesk.com/brandessence/pressreleases/at-cagr-of-7-dot-6-percent-waste-to-energy-market-is-expected-to-reach-usd-52-dot-92-billion-by-2027-3125591)

We also compete with numerous companies that are smaller than the major companies who are focused on the smaller to medium sized installations in Waste Heat Recovery and Waste to Energy. We believe our waste to energy products are more efficient for use in small and medium si zed operations than our competitors and provide us with a competitive advantage on that basis.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division and CETY Hong Kong

Patents

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2022 and 2021.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,878,196 and a working capital deficit of $2,245,996 and an accumulated deficit of $17,276,536 as of December 31, 2022 and used $2,244,133 in net cash from operating activities for the year ended December 31, 2022. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2022, we had a net profit of $147,395 compared to a net profit of $297,551 for the same period in 2021. The decrease in profit in 2022 was mainly due to the change in derivative liability associated with the convertible debt and higher interest expense from 2022 to 2021.

Subsequent to the year end results, the company’s equity position has increased substantially during the first quarter of 2023 evidenced by the subsequent events and company’s recent filings, mainly due to the recent public offering with gross proceeds of $3.9 million, the full conversion of a convertible note valued at $666,250, and gain from a $324,000 convertible note payoff. The company has demonstrated profitability for two consecutive years and is no longer in default to any major creditors. It is the Management’s opinion that the Company has sufficient operating capital and can continue to deliver profitability in its current state. The Company’s ability to access capital has also significantly improved as it listed on Nasdaq on March 23, 2023. Management believes through streamlined operations and scaling global sales, the Company can maintain long-term profitability and sufficient capitalization.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2022, we had current liabilities of $6,236,132. The company has been able to secure bridge financing of approximately $2,180,460 million and repaid approximately $636,494  of debt in 2022.

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

WE ARE IN DEFAULT IN OUR OBLIGATIONS TO A MAJOR CREDITORS

We are in default of $323,875 payments of principal and interest on our notes payable to Cybernaut Zfounder Ventures, this not was settled and paid off subsequently as of March 31, 2023.

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

ENEX’s HTAP 5 and 10 have not been installed in the United States. In order to commence sales, our purchasers will need to accept data from Russia or the Ukraine that they may not deem reliable. As a result we may be required to post large bonds or find an EPC that will guarantee performance of the ENEX systems. We cannot give any assurances that we will be able to finance the bonds or find an EPC willing to guaranty performance.

THE IMPLEMENTAION OF OUR WASTE TO ENERGY JOINT VENTURES DEPENDS ON US FINDING FUNDING FO THE PROJECTS.

In order to implement the ENEX system in our waste to energy joint ventures, we will need to finance directly or obtain third party financing for these projects. We cannot give any assurances that we will be able to directly finance these projects or be able to find a third party to provide financing to them. If we are not able to finance the projects we will not be able to implement our business plan in this sector.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders:

Convertible Notes - and Approximate common share equivalents	3,216,678
Warrants and Common Stock equivalent’s	730,507
Total Convertible Common Stock equivalents	3,947,185

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

Year	Lease Payment
2023	191,903

Our lease expense for the years ended December 31, 2022, and 2021 was $349,610. and $346,454, respectively, which also included common area maintenance.

Item 3. Legal Proceedings.

From time to time, we may be party to litigation matters occurring in the ordinary course of our business. As of the date of this Annual Report, however, there are no material pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the year ended December 31, 2022, as reported by the OTC Markets, are as follows:

2021 FISCAL YEAR	High	Low
First Quarter	$6.40	$1.80
Second Quarter	$3.44	$2.32
Third Quarter	$2.56	$1.64
Fourth Quarter	$1.96	$0.80

2022 FISCAL YEAR	High	Low
First Quarter	$2.39	$0.89
Second Quarter	$1.59	$0.81
Third Quarter	$2.16	$0.81
Fourth Quarter	$3.11	$0.96

Record Holders

As of April 14, 2023 there were 38,495,453 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 3,000 holders of record, based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

On February 5, 2021 we issued 75,000 shares of our common stock at a price of $3.2 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 56,892 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On March 12, 2021 we issued 40,625 shares and 51,715 of our common stock at a price of $3.2 per share, in exchange for the conversion of 650 shares of our Series D Preferred Stock and $165,487 of accrued dividend for the series D preferred stock.

On June 28, 2021 MGW I converted $75,000 from the outstanding balance of their convertible note into 625,000 shares of company’s common stock.

On September 2, 2021 the company issued 28,561 as inducement shares. To GHS Investment for the equity line of credit at $1.9 per share.

On September 13, 2021 the company issued 27,516 as issuance correction. To GHS Investment for the equity line of credit at $1.9 per share.

On December 31, 2021 we issued 245,844 shares of our common stock under our Reg A offering at $3.2 per share. These shares are unrestricted and free trading.

On February 21, 2022, we issued 375,875 shares of our common stock under our Reg A offering at $3.2 per share. These shares are unrestricted and free trading.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

On December 28, 2022, we issued 100,446 shares of common stock upon the exercise of the cashless warrant that the Company issued to Mast Hill on May 6, 2022.

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

Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626. Our telephone number is (949) 273-4990. Our common stock is listed on the NASDAQ Markets under the symbol “CETY.”

Our internet website address is www.cetyinc.com and our subsidiary’s web site is www.heatrecoverysolutions.com The information contained on our websites are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, and the legacy electronic manufacturing services (Electronic Assembly) division and CETY HK.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS (HRS) – which engages in engineering, manufacturing and installing waste heat recovery solutions incorporating our Clean Cycle Generator.

CETY Europe – our subsidiary established in Italy for the purposes of servicing our customers in the EU that we are required to report as a separate accounting entity.

Engineering and Manufacturing Business – our legacy electronics manufacturing business that do not contribute significantly to our revenues or business plan that we are required to report as a separate accounting entity.

CETY HK – which is the parent company of our NG trading operations in China that source and supply NG and our planned joint venture to acquire NG distribution systems depots and transmission systems. Prior to the first quarter of 2022, the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,878,196 and a working capital deficit of $2,245,996 and an accumulated deficit of $17,276,536 as of December 31, 2022 and used $2,244,133 in net cash from operating activities for the year ended December 31, 2022. Therefore, there is doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the year ended December 31, 2022, we had a net profit of $147,395 compared to a $297,551 for the same period in 2021. The decrease in the net profit in 2022 was mainly due to the change in change in derivative liability.

See note 2 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results for the Year Ended December 31, 2022, compared to the Year Ended December 31, 2021.

Net Sales

For the year ended December 31, 2022, our total revenue was $2,663,212 compared to $1,300,439 for the same period in 2021. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe and the legacy engineering & manufacturing services division, CETY Hong Kong

Segment breakdown

For the year ended December 31, 2022, our revenue from Engineering and Manufacturing was $203,078 compared to $93,371 for the same period in 2021. The increase was mainly due to increase in business from legacy business.

For the year ended December 31, 2022, our revenue from HRS was $488,453 compared to $1,014,707 for the same period in 2021. The decrease in revenue was due to slow down in Supply Chain.

For the year ended December 31, 2022, our revenue from CETY Europe was $81,242.compared to $192,361 for the same period in 2021. The decrease in 2022 was due to lack of revenue from equipment sales.

For the year ended December 31, 2022, our revenue from CETY HK was 1,890,439.

We had no revenue from CETY HK in 2021.

Gross Profit

For the year ended December 31, 2022, our gross profits increased to $1,174,196 from $610,407 for the same period in 2021. Our gross profits could vary from period to period and is affected by several factors, including, production and supply change efficiencies, material costs, logistics and increase in personnel. The increase of our gross profit was due to the additional revenue from our newly formed CETY HK.

Segment breakdown

For the year ended December 31, 2022, our gross profit from Engineering and Manufacturing was $124,437 compared $(90,328) for the same period in 2021. This increase in 2022 was due to higher revenue from the engineering and manufacturing business.

For the year ended December 31, 2022, our gross profit from HRS was $361,914 compared to $547,812 for the same period in 2021, the decrease was due to lower revenue.

For the year ended December 31, 2022, our gross profit from CETY Europe was $68,399 compared to $152,923 for the same period in 2021, the decrease was due to lower revenue.

For the year ended December 31,2022, our gross profit from CETY HK was $619,446, we had no revenue from CETY HK in 2021.

Selling, General and Administrative (SG&A) Expenses

For the year ended December 31, 2022, our SG&A expense was $380,322 compared to $488,177 for the same period in 2021. The lower SG&A was due to lower repair charges.

Salaries Expense

For the year ended December 31, 2022, our Salaries expense was $782,657 compared to $772,463 for the same period in 2021.

Travel Expense

For the year ended December 31, 2022, our travel expense was $166,025 compared to $145,170 for the same period in 2021. The increase was due to additional site assessment surveys of multiple facilities in Europe and global commissioning.

Facility Lease Expense

For the year ended December 31, 2022, our Facility Lease expense was $349,610 compared to $346,454 for the same period in 2021. This increase was due to the increase as a result of the original contractual agreement in our Costa Mesa facility Lease.

Consulting Expense

For the year ended December 31, 2022, our consulting expense was $119,896 compared to $243,371 for the same period in 2021. This decrease was due to lower engineering services.

Bad Debt

For the year ended December 31, 2022, our bad debt expense was $0 compared to $0 for the same period in 2021..

Depreciation and Amortization Expense

For the year ended December 31, 2022, our depreciation and amortization expense was $30,076 compared to $32,292 for the same period in 2021.

Professional fees Expense

For the year ended December 31, 2022, our Professional fees expense was $315,361 compared to $155,241 for the same period in 2021. The increase in legal fees was due to higher expenses related to a proposed IPO and up listing to NASDAQ.

Net (Loss) from operations

For the year ended December 31, 2022, our net loss from operations was $989,751 compared to net loss from operations of $1,572,760 for the same period in 2021. The decrease in the loss in 2022 was mainly due to higher revenue as a a result of CETY HK incremental revenue.

Change in Derivative Liability

For the year ended December 31, 2022, we had a loss on derivative liability of $331,495 compared to a gain of $1,752,119 for the same period in 2021. The loss in 2022 was as a result of additional bridge loan financing.

Gain on debt settlement and write off

For the year ended December 31, 2022, we recognized a gain on debt settlement of $2,556,916 from the GE note write off compared to $868,502 for the year ended December 31, 2021 due to several liabilities statute of limitations had expired.

Interest and Finance Fees

For the year ended December 31, 2022 interest and finance fees were $1,125,395 compared to $769,369 for the same period in 2021. The increase was mainly due to increase in additional bridge financing and associated.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2022	2021
Net Cash provided / (Used) In Operating Activities	$(2,244,133)	$(2,552,548)
Cash Flows Used In Investing Activities	(1,437,123)	(1,500,000)
Cash Flows Provided / (used) By Financing Activities	2,798,885	4,829,978
Net (Decrease) Increase in Cash and Cash Equivalents	$(1,043,043)	$777,430

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

DECEMBER 31, 2022

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. and Subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, a working capital deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Description of the Critical Audit Matter As discussed in Note 2 to the consolidated financial statements, revenue from contracts is recognized in the period during which the performance obligations are satisfied, provided that the applicable conditions under the related contracts have been met.

The related audit effort in evaluating management's judgments in determining revenue recognition for these agreements was extensive and required a high degree of auditor judgment. How the Critical Audit Matter Was Addressed in the Audit Our audit procedures related to evaluating the Company’s accounting for revenue recognized from these revenue agreements, among others:

•	Analyzing the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Reviewing the treatment of contract terms that impact the timing and amount of revenue recognized.
•	Evaluating the transactions prices allocated to each performance obligation.
●	Testing the accuracy and completeness of management’s calculations based on supporting data and audit evidence.

We have served as the Company’s auditor since 2015.

Spokane, Washington

April 17, 2023

Clean Energy Technologies, Inc.

Consolidated Balance Sheet

	December 31, 2022		December 31, 2021
Assets
Current Assets:

Cash		$149,272	$1,192,316
Accounts receivable - net		1,368,567	693,032
Lease receivable asset		217,584	217,584
Advance to Supplier - Prepayment		597,816	40,380
Deferred Offering Costs		204,556	-
Investment Heze Hongyuan Natural Gas co.		835,756	-
Loan Receivables		116,000	-
Inventory		500,586	462,192
Total Current Assets		3,990,136	2,605,504
Property and Equipment - Net		14,816	33,016

Goodwill		747,976	747,976
LWL Intangibles		1,468,709	1,468,709
Long Term Investment - Shuya		561,656	-
Long-term financing receivables - net		684,770	684,770
License		354,322	354,322
Patents		103,693	115,569
Right of use asset - long term		157,359	395,607
Other Assets		30,892	26,801
Total Non Current assets		4,109,377	3,793,754
Total Assets		$8,114,329	$6,432,274

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable		$860,434	$606,814
Accrued Expenses		119,030	143,847
Customer Deposits		80,475	24,040
Warranty Liability		100,000	100,000
Deferred Revenue		33,000	33,000
Derivative Liability		588,178	256,683
Facility Lease Liability - current		186,436	213,474
Line of Credit		998,820	1,169,638
Notes payable - GE			2,498,076
Convertible Notes Payable (net of discount of $326,805 and $26,919 respectively)		3,092,055	1,193,341
Related Party Notes Payable		177,704	626,210
Total Current Liabilities		6,236,132	6,865,123
Long-Term Debt:
Related Party Notes Payable (net of discount of $0 and $0 Respectively			1,081,085
Notes payable - PPL			-
Facility Lease Liability - long term			207,778
Net Long-Term Debt			1,288,863
Total Liabilities		6,236,132	8,153,986

Commitments and contingencies	$		$-

Stockholders’ (Deficit)
Preferred D stock, stated value $100 per share; 20,000 shares authorized; 7,500 shares and 7,500 shares issued and 0 and 0 outstanding as of December 31, 2021 and December 31, 2022 respectively			-
Common stock, $.001 par value; 2,000,000,000 shares authorized; 37,174,879 and 23,589,229 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively		37,175	23,589
Shares to be issued			-
Additional paid-in capital		19,278,230	15,697,688
Accumulated Other Comprehensible Income		(160,673)
Accumulated deficit		(17,276,536)	(17,423,930)
		1,878,196	(1,702,653)

Non-controlling interest			(19,059)
Total Stockholders’ (Deficit)		1,878,196	(1,721,712)
Total Liabilities and Stockholders’ Deficit		$8,114,328	$6,432,274

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the years ended December 31,

	2022	2021
Sales	$2,663,212	$1,300,439
Cost of Goods Sold	1,489,016	690,032
Gross Profit	1,174,196	610,407

General and Administrative
General and Administrative expense	400,322	488,177
Salaries	782,657	772,463
Travel	166,025	145,170
Professional Fees	315,361	155,241
Facility lease and Maintenance	349,610	346,454
Consulting	119,896	243,371
Bad Debt Expense	-	-
Depreciation and Amortization	30,076	32,292
Total Expenses	2,163,947	2,183,167
Net Profit / (Loss) From Operations	(989,751)	(1,572,760)

Other Income	55,403
Change in derivative liability	(331,495)	1,752,119
Gain / (Loss) on debt settlement and write down	2,556,916	868,502
Interest and Financing fees	(1,125,395)	(769,369)
Net Profit / (Loss) Before Income Taxes	165,678	278,492
Income Tax Expense	(18,283)	-
Net Profit / (Loss)	147,395	278,492

Non-controlling interest		(19,059)

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	147,395	297,551

Other Comprehensive Item
Foreign Currency Translation Gain	$(160,673)
Total Comprehensible Income / (Loss)	$(13,278)	$297,551

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	27,681,722	22,519,352

Net Profit / (Loss) per common share basic and diluted	$0.00	$00.0

Per Share Information:
Basic weighted average number of common shares outstanding and diluted	30,898,400	22,519,352

Net Profit / (Loss) per common share basic and diluted	$0.00	$(0.00)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

December 31, 2022

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	Interest	Totals

December 31, 2020	20,529,241	$20,529	4,500	$450,000	$61,179	$9,881,202	-	$(17,651,482)	$-	$(7,238,572)

Shares issued for warrant conversion	58,633	59	-	-	-	(59)	-	-	-	(0)
Shares issued for acccrued dividend	108,606	109	-	-	-	347,430		-	-	347,539
Conversion of Preferred Series D	165,625	166	(4,500)	(450,000)	-	449,834				-
Inducement Shares	59,811	60	-	-	(25,000)	79,206	-	-	-	54,266
Shares issued for correction	27,516	28				(28)			-	-
Shares for Conversion	625,000	625				74,848			-	75,473
Shares issued for Reg A offering	416,667	417				499,583	-			500,000
Shares issued for S1	246,052	246				390,104			-	390,351
Shares issued for cash	1,106,233	1,106	-	-	(36,179)	3,119,112	-		-	3,084,039
Shares issued for Reg A	245,844	246				786,454				786,700
										-
Net Loss							-	297,551	(19,059)	278,492
December 31, 2021	23,589,229	23,589	-	-	-	15,697,688	-	(17,423,931)	(19,059)	(1,721,712)

Warrants issued in conjunction for debt						471,278	-		-	471,278
Shares issued for Reg A Offering	375,875	376				1,202,424	-		-	1,202,800
Shares issued MGW Note Conversion	12,907,534	12,908				1,535,996	-		-	1,548,904
Contribution to Capital						80,000				80,000
Shares for Mast Conversion	100,446	100				(100)	-		-	0
Shares issued for S1	201,795	202				290,943	-		-	291,145
Accumulated Comprehensive							(160,673)		-	(160,673)
Net Loss				-	-		-	147,395	19,059	166,454
December 31,2022	37,174,879	37,175	-	-	-	19,278,230	(160,673)	(17,276,536)	-	1,878,196

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

		2022	2021
Cash Flows from Operating Activities:
Net Income / ( Loss )		$147,395	$278,492
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		30,076	32,292
Attributable loss per equity method Shuya		5,467
Bad debt expense			-
Gain on debt settlement		(2,556,916)	(868,502)
Shares issued for commitment fee			54,266
Amortization Debt Discount debt discount		350,470	321,517
Financing Fees		416,014
Change in derivative liability		331,495	(1,752,119)
Changes in assets and liabilities:
(Increase) decrease in right of use asset		238,248	210,962
Deferred offering expense		(204,556)	0
(Increase) decrease in lease liability		(234,816)	(200,993)
(Increase) decrease in accounts receivable		(675,535)	(359,593)
Accrued Interest		155,162
Interest receivable		(81,756)
Changes in prepayments		(557,436)
Other assets		(4,091)
(Increase) decrease in inventory		$(38,394)	95,629
(Decrease) increase in accounts payable		312,460	(44,855)
Other (Decrease) increase in accrued expenses		(24,817)	(379,239)
Other (Decrease) increase in accrued expenses related party		90,962	118,286
Other (Decrease) increase in deferred revenue			-
Other (Decrease) increase in customer deposits		56,435	(58,690)
Net Cash Provided by (Used In) Operating Activities		(2,244,133)	(2,552,548)

Cash Flows from Investing Activities
Investment in CETY HK		(0)	(1,500,000)
Investment in Heze Hongyuan		(754,000)
Loan recivables		(116,000)
Purchase Propert Plant
Investment in Shuya		(567,123)	-
Cash Flows Used In Investing Activities		(1,437,123)	(1,500,000)

Cash Flows from Financing Activities
Bank Overdraft / (Repayment)			-
Payment on lines of credit		(170,818)	(906,112)
Payment on notes payable related party		(68,207)	0
Proceeds from notes payable and lines of credit			975,000
Proceeds from notes payable		2,180,460	-
Payments on notes payable		(636,494)
Stock issued for cash		1,493,945	4,761,090
Cash Flows Provided By Financing Activities		2,798,885	4,829,978

Foreign Currency Transaction		(160,673)
Net (Decrease) Increase in Cash and Cash Equivalents		(1,043,043)	777,431
Cash and Cash Equivalents at Beginning of Period		1,192,315	414,885
Cash and Cash Equivalents at End of Period		$149,272	$1,192,315

Supplemental Cashflow Information:
Interest Paid		$671,510	$187,207
Taxes Paid	$		$-

Supplemental Non-Cash Disclosure
Discount on derivatives		$471,278	$-
Shares issued for warrants		0
Shares issued for preferred conversions		$-	$450,000
Shares issued for debt conversion conversions		$1,548,904	$423,011
Forgiveness debt		$80,000

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,878,196 and a working capital deficit of $2,245,996 and an accumulated deficit of $17,276,536 as of December 31, 2022 and used $2,244,133 in net cash from operating activities for the year ended December 31, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts receivable of $95,000 and $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and takes into account the length of the financing arrangement. As of December 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Four (4) customers accounted for approximately 98% of accounts receivable on Decemeber 31, 2022. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant

Lease asset

As of December 31, 2022, and 2021 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2023 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2022 and December 31, 2021, we had a reserve for potentially obsolete inventory of $321,104.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2022 and 2021 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the third quarter of year 2023.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2022 and 2021, we had outstanding customer deposits of $80,475 and $24,040 respectively.

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

The carrying amounts of the Company’s financial instruments as of December 31 2022 and 2021, reflect:

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2022	$–	$–	$588,178	$588,178

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$–	$–	$256,683	$256,683

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

JHJ made a invetsment of RMB 3.91 million ($0.55 million) into Shuya during the 12 months ended December 31, 2022 recorded in accordance with ASC 323. Shuya had a net loss of approximately $10,750 during the year ending December 31, 2022, of which approximately $5000 was allocated to the company, reducing the investment by that amount.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed based on the weighted average number of common shares outstanding. At December 31, 2022, we had outstanding common shares of 37,174,879 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents at December 31, 2022 and 2021 were 27,681,722 and 22,519,352, respectively. As of December 31, 2022, we had convertible notes, convertible into approximately 3,216,678 of additional common shares, and 325,243 common stock warrants. Fully diluted weighted average common shares and equivalents were 27,681,722 as of December 31, 2022 and were withheld from the calculation as they were considered anti-dilutive for the year ended December 31, 2022.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2022 and 2021.

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

Selected Financial Data:

	for the years ended December 31,
	2022	2021
Net Sales
Manufacturing and Engineering	$203,078	$93,371
CETY HK	1,890,439
Clean Energy HRS	488,453	1,014,707
Cety Europe	81,242	192,361
Total Sales	$2,663,212	$1,300,439

Segment income and reconciliation before tax
Manufacturing and Engineering	124,437	(90,328)
CETY HK	619,446
Clean Energy HRS	361,914	547,812
Cety Europe	68,399	152,923
Total Segment income	1,174,196	610,407

Reconciling items
General and Administrative expense	(400,322)	(488,177)
Salaries	(782,657)	(772,463)
Travel	(166,025)	(145,170)
Professional Fees	(315,361)	(155,241)
Facility lease and Maintenance	(349,610)	(346,454)
Consulting	(119,896)	(243,371)
Bad Debt Expense		-
Depreciation and Amortization	(30,076)	(32,292)
Change in derivative liability	(331,495)	1,752,119
Gain / (Loss) on debt settlement and write down	2,556,916	868,502
Interest and Financing fees	(1,125,395)	(769,369)
Other income	55,403
Net Loss before income tax	$147,395	$278,492

	December 31, 2022	December 31, 2021
Total Assets
Manufacturing and Engineering	$5,518,460	$3,836,405
Clean Energy HRS	2,556,166	2,556,166
Cety Europe	39,703	39,703
Total Assets	$8,114,329	$6,432,274

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the year ended December 31, 2022 and 2021 we had $0 in share-based expense, due to the issuance of common stock. As of December 31, 2022, we had no further non-vested expense to be recognized.

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

As of December 31, 2022, we had a net operating loss carry-forward of approximately $(8,275,877) and a deferred tax asset of $2,482,763 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,482,763). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2022 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2022	December 31, 2021
Deferred Tax Asset	$(2,482,763)	$(2,556,982)
Valuation Allowance	(2,482,763)	(2,556,982)
Deferred Tax Asset (Net)	$-	$-

On February 13, 2018, Clean Energy Technologies, Inc., a Nevada corporation (the “Registrant” or “Corporation”) entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) by and between MGW Investment I Limited (“MGWI”) and the Corporation. The Corporation received $907,388 in exchange for the issuance of 7,561,567 restricted shares of the Corporation’s common stock, par value $.001 per share (the “Common Stock”).

On February 13,2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. This note was assigned to MGW Investments.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2022, $204,556 of deferred stock issuance costs were capitalized and will be recognized upon the funding of the offering during the Q1 of 2023.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2022	December 31, 2021
Accounts Receivable	$1,388,567	$748,032
Less reserve for uncollectable accounts	(95,000)	(75,000)
Total	$1,293,567	$673,032

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2022	December 31, 2021
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2022 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	December 31, 2022	December 31, 2021
Long-term financing receivables	$1,000,000	$1,000,000
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$752,500	$752,500

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2022	December 31, 2021
Inventory	$1,389,394	$783,296
Less reserve for uncollectable accounts	(897,808)	(321,104)
Total	$500,586	$462,192

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2022	December 31, 2021
Property and Equipment	$1,354,824	$1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,415,444)	(1,397,244)
Net Fixed Assets	$14,816	$33,016

Our Depreciation Expense for the years ended December 31, 2022 and 2021 was $18,200 and $20,406 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2022	December 31, 2021
Goodwill	$747,976	$747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(87,096)	(75,220)
Net Fixed Assets	$2,674,700	$2,686,576

Our Amortization Expense for the years ended December 31, 2022 and 2021 was $11,876 and 11,877 respectively.

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

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2022, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller.As of the date of the filing the performance contingencies have not been met.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025. Under this convertible note, JHJ lent RMB 5,000,000 ($0.78 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze. During the year end December 31, 2022, JHJ recorded $81,756 interest income from this note.

NOTE 8 – ACCRUED EXPENSES

	December 31, 2022		December 31, 2021
Accrued Wages	$		$22,950
Accrued Interest and other		119,030	135,662
Accrued Interest and other		$119,030	$158,612

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2022, the outstanding balance was $998,820 compared to $1,169,638 at December 31, 2021.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $50,000 by the final calendar day of each month.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly instalments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2019, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full. CETY stopped making payments and informed GE that it had encountered difficulties because of the valuations of the assets that were acquired from GE. Given that the values of the assets were different than GE’s internal reports and as we discussed at the time of the transaction with GE’s management, we proposed a change in the amount the Company owes GE under the purchase agreement, but GE was non-responsive and GE’s entire distributed power vertical has been divested.

Total Liability to GE

	December 31, 2022	December 31, 2021
Note payable GE	$0	$1,200,000
Accrued transition services	0	972,233
Accrued Interest	0	325,843
Total	$0	$2,498,076

Based on the California Statute of Limitations, the Nevada Statute of Limitations, and the New York Statute of Limitations it is the view of our legal counsel that the above referenced debt is no longer an enforceable obligation. under California law, Nevada law, and New York law, as it became past due no later than November 3, 2016, more than Six (6) years ago and last payment made on the debt was on November 3, 2016, which is more than Six (6) years ago. The total gain recognized from this write off was $2,556,916.

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

On March 10, 2022 the company entered into a promissory note in the amount of $170,600, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of Dec 6, 2022.

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111.30 . This note was paid off as of Feb 13,2023

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539.50. The note had an OID of $16,447.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $87,697.50. This note was paid off as of March 7 ,2023

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633.50 The note had an OID of $11,850.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $113,701.50

On Dec 5,2022 the company entered into a promissory note in the amount of $191,526 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067.80 The note had an OID of $19,760.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $210,678.00

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of December 31, 2022, the outstanding balance due was $91,600.

On May 24, 2017 we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018 and is currently in default. As of December 31, 2022, the outstanding balance due was $95,685

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.8 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. We amortized $3,234 of the debt discount during the three months ended September 30, 2020. The unamortized debt discount as of September 30, 2020 was $14,267. This note was fully converted as of December 31, 2021. On December 31, 2020 this note was converted into 350,880 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429. Also on January 12, 2021 the company issued 17,447 shares of its common stock as redemptions of $27,914 in cashless warrants.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $3.20 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. Subsequently this note was paid in full on January 8, 2021.

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

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 31,250 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $8,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.8 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $24,282. Subsequently on January 29, 2021 this note was paid in full. Also on January 12, 2021 the company issued 17,447 shares of its common stock as redemptions of $27,914 in cashless warrants.

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

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022, which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has fix conversion rate of $2.4 of our common stock.

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On August 5, 2022, we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 43,403 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights. This note was paid off as of March 9, 2023 $187,451.37

On August 17, 2022, we entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) pursuant to which the Company issued to Mast Hill a $150,000 Convertible Promissory Note, due August 17, 2023 (the “Note”) for a purchase price of $135,000.00 plus an original issue discount in the amount of $15,000.00, and an interest rate of fifteen percent (15%) per annum. Firstfire is entitled to purchase 46,875 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Firstfire as well as providing Firstfire with registration rights. This note was paid off as of March 9, 2023 $215,000

On September 1, 2022, we entered into a Securities Purchase Agreement with Pacific Pier Capital, LLC (Pacific) pursuant to which the Company issued to Pacific a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Pacific is entitled to purchase 43,403 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Pacific as well as providing Pacific with registration rights. . This note was paid off as of March 9, 2023 $190,605.67

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On November 10, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 10, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On November 21, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 21, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 (the “Note”) for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

Total due to Convertible Notes

	December 31, 2022	December 31, 2021
Total convertible notes	$3,156,528	$1,193,341
Accrued Interest	262,331	110,370
Debt Discount	(326,804)	(26,919)
Total	$3,092,055	$1,276,792

Note 10 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 70% to 84%, a risk-free interest rate range of 0.15%, an exercise price range of $.98 to $1.03 and a stock price of $1.32. The remaining derivative liabilities were:

	December 31, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$588,178	$256,683

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease. Future minimum lease payments for the years ending December 31, and 2023 are:

Year	Lease Payment
2023	191,903
Imputed Interest	(5,467)
Net Lease Liability	$186,436

Our lease expense for the years ended December 31, 2022 and 2021 was $349,610 and $346,454 respectively.

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate and the company is utilizing the transition relief and “running off” on current leases.

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

NOTE 12 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the re-domicile of the Company in the State of Nevada, in connection with which we increased the number of our authorized common shares to 5,000,000 and designated a par value of $.001 per share.

On May 25, 2006, our Board of Directors and shareholders approved an amendment to our Articles of Incorporation to authorize a new series of preferred stock, designated as Series C, and consisting of 15,000 authorized shares.

On June 30, 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 10,000,000 and in the number of our authorized preferred shares to 10,000,000. The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2017.

On August 28, 2018, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 20,000,000. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2018.

On June 10, 2019, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 50,000,000. The amendment effecting the increase in our authorized capital was effective on September 27, 2019

On January 6, 2023, our board of directors and majority shareholders approved a reverse stock split. Effective upon the filing of our Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of Nevada, the shares of the Corporation’s Common Stock issued and outstanding immediately prior to the Effective Time of January 6, 2023, will be automatically reclassified as and combined into shares of Common Stock such that each (40) shares of Old Common Stock shall be reclassified as and combined into one (1) share of New Common Stock. All per share references to common stock have been retroactively represented throughout the financials.

Common Stock Transactions

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). On December 31, 2020 this note was converted into 350,880 shares of common stock, for a total of $171,229 including principal of 164,800 plus a accrued interest of $6,429 as a result this note was paid in full Also on January 12, 2021 the company issued 17,447shares of its common stock as redemptions of $27,914 in cashless warrants.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.80 per share, subject to adjustment. The shares were valued on the date of issuance using the stock price on that day for a total value of $19,211. We also recognized a debt discount of $17,861. Subsequently this note was paid in full on January 8, 2021. Also on February 5, 2021 the company issued 27,500 shares of its common stock as redemptions of $44,000 in cashless warrants.

On October 14, 2020 Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Firstfire Global Opportunities Fund LLC, (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $168,000, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 31,250 restricted shares of Common Stock (“Commitment fee Shares”).

These shares were issued on February 1, 2021, and 13,687 shares were issued as a result of exercise of the warrants on May 28, 2021. This note was paid in full as of January 29, 2021.

On February 5, 2021 we issued 75,000 shares of our common stock at a price of $3.20 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 56,892 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 50,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On February 23, 2021 we issued 93,868 of common stock at a purchase price of $.56 per share and 93,868 of warrant at purchase price of 1.60 for an aggregate price of $52,566 to an accredited investor in a private sale. An additional 907 shares were issued as a result of a correction made to the original transaction.

On March 5, 2021 we issued 208,333 of common stock at a purchase price of $2.40 per share for an aggregate price of $500,000 to an accredited investor in a private sale.

On March 10, 2021 we issued 803,125 units of common stock at a purchase price of $3.20 per share for an aggregate price of $2,570,000 to an accredited investor in a private sale.

On March 12, 2021 we issued 40,625 shares and 51,715 of our common stock at a price of $3.20 per share, in exchange for the conversion of 650 shares of our Series D Preferred Stock and 165,487 of accrued dividend for the series D preferred stock.

On September 2, 2021, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) As a result we issued 28,561 Shares of common stock as an commitment fee, which was valued and expense in the amount of $47,699. On October 14, 2021, this Form S-1 became effective.

On September 13, 2021, we issued 27,516 shares of common stock for a correction of a previous issuance error.

During the year ended December 31, 2021, we issued 246,052 shares of common stock, under S-1 registration statement with GHS for a total of $294,016 in net proceeds and expensed $96,334 in legal and financing fees as a result.

On December 31, 2021 we issued 245,844 shares of our common stock under our Reg A offering at $3.20 per share. These shares are unrestricted and free trading.

During the quarter ended March 31, 2022, we issued 78,896 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

On February 21, 2022, we issued 375,875 shares of our common stock under our Reg A offering at $3.20 per share. These shares are unrestricted and free trading.

During the April of 2022, we issued 122,891 shares of common stock, under S-1 registration statement with GHS for a total of $153,324 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

On May 6, 2022, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 234,375 shares of common stock in connections with the transactions.

On December 28, 2022 Mast Hill exercised their warrant in full on a cashless basis to purchase 100,446 shares of Common Stock .

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of April 14, 2022 there were 38,495,453 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

In connection with the subscriptions for the Series D Preferred, we issued series F warrants to purchase an aggregate of 9,375 shares of our common stock at $4.00 per share and series G warrants to purchase an aggregate of 9,375 shares of our common stock at $8.00 per share.

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

In the first quarter of 2019, we signed agreements to issue 1,000 shares of common stock valued at $.60 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued.

We also recorded a $60,000 commitment fee in exchange for the “

standoff” and estoppel agreement and discounted conversion terms to account for the difference in the fair value which we offset to retained earnings.

On February 4, 2020 we issued 50,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On July 23, 2020 we issued 75,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 5, 2021 we issued 75,000 shares of our common stock at a price of $3.2 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021 we issued 56,892 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021 we issued 50,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On March 12, 2021 we issued 92,340 shares of our series D preferred stock together with accrued preferred dividend at a price of $.08 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

Warrants

A summary of warrant activity for the periods is as follows:

On July 6, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $164,800, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $4,800 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.80 per share, subject to adjustment. On January 8, 2021, the cashless warrants were converted into 17,447 shares of our common stock.

On August 17, 2020, Clean Energy Technologies, Inc. (the “Company) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued to the Investor a convertible promissory note (the “Note”) in the original principal amount of $103,000, a Warrant (the “Warrant”) to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) and 25,000 restricted shares of Common Stock (“Commitment fee Shares”). The Note carried an original issue discount of $3,000 with interest of 8% per annum payable at maturity. The Note matures 8 months from the issue date and is convertible at any time into the Common Stock at a conversion price equal to $0.8 per share, subject to adjustment. On February 1, 2021 the cashless warrants were converted into 27,500 shares of our common stock.

On February 23, 2021 we issued 93,868 of common stock at a purchase price of $.56 per share and 93,868 of warrant at purchase price of 1.60 for an aggregate price of $52,566 to an accredited investor in a private sale. An additional 907 shares were issued as a result of a correction made to the original transaction. . These warrants expire on February 23, 2022.

On May 6, 2022, we issued 234,375 of warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022 Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock .

On August 5, 2022, we issued 43,403 of warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 46,875 of warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022, we issued 43,403 of warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On September 16, 2022, we issued 93,750 of warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On November 10, 2022 we issued 29,687 of warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On November 21, 2022 we issued 29,687 of warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On December 26, 2022, we issued 38,437 of warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2021	218,868	$1.60	218,868	$1.60
Additions	559,618		559,618	1.60
Expired	(218,868)
Exercised	(234,375)		234,375
Outstanding December 31, 2022	325,243	$1.60	325,243	$1.60

Stock Options

We currently have no outstanding stock options

NOTE 13 – RELATED PARTY TRANSACTIONS

On November 2, 2016, we effected the repayment of the convertible note dated March 15, 2016 for an aggregate amount of $84,000. Concurrently, we entered into an Escrow Funding Agreement with Red Dot Investment, Inc., a California corporation (“Reddot”), pursuant to which Reddot deposited funds into escrow to fund the repayment and we assigned to Reddot our right to acquire the convertible note and Reddot acquired the convertible note. Concurrently, we and Reddot amended the convertible note (a) to have a fixed conversion price of $.2 per share, subject to potential further adjustment in the event of certain Common Stock issuances, (b) to have a fixed interest rate of ten percent (10%) per annum with respect to both the redemption amount and including a financing fee and any costs, expenses, or other fees relating to the convertible note or its enforcement and collection, and any other expense for or on our account (in each case with a minimum 10% yield in the event of payoff or conversion within the first year), such amounts to constitute additional principal under the convertible note, as amended, and (c) as otherwise provided in the Escrow Funding Agreement. The March 2016 convertible note, as so amended, is referred to as the “Master Note.”

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

On February 13, 2018 the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. As a result we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to Mgw Investments and they agreed not to convert the $939,500 note in to shares in excess of the 20,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 50,000,000. This note converted into 34,644 of company’s common stock on September 21, 2022.

On February 8, 2018 the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.12. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2019 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature. This note was converted into 33,987 of company’s common stock on September 21, 2022.

Subsequently on May 11th this note was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock. On June 24, 2021, MGW I converted $75,000 of the outstanding balance of this note into 625,000 shares of company’s common stock

On May 31, 2019, we entered into a subscription agreement pursuant to which the Company agreed to sell 4,200,000 units (each a “Unit” and together the “Units”) to MGW Investment I Limited MGWI for an aggregate purchase price of $1,999,200, or $.476 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Common Stock will be issued to MGWI at such time as the Company increases the number of shares of its authorized Common Stock. The Warrant is exercisable at $1.60 per share of Common Stock and expires one year from the date of the Agreement.

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. MGW Investment limited forgave $80,000 of this amount in the 4th quarter of 2022. The outstanding balance on this advance on December 31, 2022 is $87,975

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The investment was used for the acquisition of LWL.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in 2022 was $49,544. Our Board of Directors has approved the transactions between Billet Electronics and the Company.

Note 14 - Warranty Liability

For the year ended December 31, 2022 and 2021 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

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

NOTE 17 – SUBSEQUENT EVENTS

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 (the “Note”) for a purchase price of $168,300.00 plus an original issue discount in the amount of $18,700.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,938 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On Feb 10, 2023 the company entered into a promissory note in the amount of $258,521 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on Feb 10, 2024 and has mandatory monthly payments of $28,437.3 The note had an OID of $27,698.87 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2023 was $255,935.70

On March 6, 2023 the company entered into a promissory note in the amount of $135,005 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024 and has mandatory monthly payments of $14,850.50 The note had an OID of $14,465 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2023 was $148,505.00

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 (the “Note”) for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of commons stock per the warrant agreement at the exercise price of $1.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On February 13, 2023 the company paid off its promissory note with 1800 Diagonal dated June 30, 2022, of $252,928,44 together with all interest thereon.

On February 10, 2023 the company entered into a promissory note with 1800 Diagonal Lending, LLC (“1800 Diagonal”) in the amount of $258,521 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024 and has mandatory monthly payments of $25,852.00 The note had an OID of $27,698.87 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of February 28, 2023 was $258,521.00.

On August 17, 2022, we issued 46,875 of warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022, we issued 43,403 of warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On March 28, 2023 we have elected three new board members:

Mr. Ted Hsu has almost 3 decades of experience as a commercial banker. He joined Preferred Bank in 1992 and currently serves as the bank’s Executive Vice President. Preferred Bank is one of the largest independent commercial banks in California. He has extensive experience in servicing clients in various sectors including real estate, construction, commercial and industrial. Recently, Mr. Hsu began to cover companies in the renewable energy sector as it is the growing trend. We believe Mr. Hsu is well qualified to serve as a member of our Board of Directors due to his experience in commercial lending.

Ms. Lauren Morrison is an international business development consultant whose career has had a major focus in the clean energy, smart building, and sustainability sectors. She has worked with companies of all sizes and areas of specialization, from concept to early-stage and maturity, on global growth strategies, branding, and product development. Lauren is interested in the integration and optimization of technologies that measurably increase energy efficiency, and the application of monitoring and data analysis that iteratively improves building processes, practices, and net functionality. As part of a leading-edge model smart city development in Asia, Lauren saw first-hand the critical imperative for global collaboration to address climate challenges as they rapidly eclipse geographic boundaries. She is passionate about expanding the conversation on this topic to include the widest possible audience of stakeholders. Our Board of Directors believes that Ms. Morrison brings a unique and valuable international perspective and clean energy experience to our Board of Directors

Mr. Matthew Graham Smith has over a decade of experience working in a range of overseas and domestic roles with the Australian Department of Foreign Affairs and Trade (DFAT) and has held positions as Product Manager, Major Surface Ships, Department of Defense, Senior Administrative Officer, Consulate-General, Chengdu, Senior Administrative Officer, Consulate-General, Chengdu, Post Opener, Consulate-General Surabaya, Indonesia. Mr. Smith is a Certified Practicing Accountant in Australia and will serve as the Chairman of our Audit Committee upon the listing of our common stock on Nasdaq. Mr. Smith has received a Bachelor of Laws and a Bachelor of Commerce in Finance from Australian National University and was an exchange student at the Olin Business School, Washington University.

A registration statement on Form S-1 (File No. 333-266078) relating to the securities being sold in this Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on March 22, 2023. Copies of the registration statement can be accessed through the SEC’s website at www.sec.gov.

The closing of its public offering of 975,000 shares of common stock at a price of $4.00 per share for a total gross proceeds of $3.9 million before deducting underwriting discounts and commissions and offering expense (the “Offering”).

In addition, the Company has granted the underwriters an option, exercisable within 45 days from the date of the underwriting agreement, to purchase up to an additional 146,250 shares at the public offering price, less underwriting discounts and commissions. The Offering was closed on March 27, 2023 and was conducted on a firm commitment basis. The shares began trading on March 23, 2023 on NASDAQ Capital Market

Om March 3/28/2023, Universal Scope Inc. converted in full $666,250 of their note into 277,604 shares of our common stock.

On March 3, 2023, Clean Energy Technologies, Inc. reached an agreement with Cybernaut Zfounder Ventures, LLC to pay off the outstanding convertible notes [in amount equal to $324,000 that were in default for a settlement amount of $200,000.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2022.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2022:

Name	Age	Position
Kambiz Mahdi	57	President, CEO, Director
Wang Jun	56	Director
Lyu Yongsheng	70	Director
Calvin Pang	38	Director

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Mr. Kambiz Mahdi, age 57, served as President and Chief Executive Officer of the Company from 1996 until December of 2005 and again from July 2009 until present. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

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

Mr. Jun Wang, age: 56. Mr. Wang, is the current Chairman and Chief Executive Officer of Taiyu (Shenyang) Energy Technology Co., Ltd. and has held those positions since 2002. From 2008 -2012 Mr. Wang served as Chief Executive Officer and director of SmartHeat, Inc. Prior to that, he served as an executive at Beijing HTN Pipeline Equipment Co., Ltd. from 2000 to 2002 and Honeywell from 1996 to 1999. Mr. Wang graduated from Tsinghua University and obtained a master’s degree in engineering. We believe that Mr. Wang is well qualified to serve as a member of our Board of Directors due to his extensive experience in the clean energy business in China and his ability to open potential markets to the company in Asia. On August 11, 2022 Mr. Jun Wang resigned from the board of directors of CETY.

Mr. Yongsheng Lyu. age: 70. Mr. Lyu has acted as an independent project consultant for Taiyu (Shenyang) Energy Technology Co., Ltd. since 2009. From 2003 to 2009, he served as the Executive Director of the Mianyang City Civil Aviation Administration Greening Company. From 1996 to 2003, he was the General Manager of Mianyang Township Enterprise Supply and Marketing Corporation. Mr. Lyu graduated from Jilin University with a bachelor’s degree in engineering. We believe that Mr. Lyu is well qualified to serve as a member of our Board of Directors due to his extensive experience in engineering, sales and marketing and his ability to assist the company in expanding its markets into Asia. On August 11, 2022 Mr. Yongsheng Lyu resigned from the board of directors of CETY.

Mr. Calvin Pang. age: 38. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business at Washington University in St. Louis with a bachelor’s degree in business and finance. We believe that Mr. Pang is well qualified to serve as a member of our Board of Directors due to his extensive experience in U.S. and Asian corporate finance and may assist us in developing relationships with financial institutions.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2022. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

Director Independence

We had a four-member Board of Directors in 2022 of which two members are independent directors.

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

Fiscal Years 2021 and 2022 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2021 and 2022.

Fiscal Years 2021 and 2022 Equity Compensation

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

For the year ended December 31, 2022, there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2020 or 2021.

Director Summary Compensation in Fiscal Years 2021 and 2022

The following table sets forth the fiscal years 2021, and 2022 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Calvin Pang 2022	$-	$-	$-
Calvin Pang 2021	$-	$-	$-

Jun Wang 2022	$-	$-	$-
Jun Wang 2021	$-	$-	$-

Yongsheng Lyu 2022	$-	$-	$-
Yongsheng Lyu 2021	$-	$-	$-

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

The following table sets forth the fiscal year 2021 and 2022 compensation for:

●	Kambiz Mahdi, our Chief Executive Officer

The executive officers included in the Summary Compensation Table are referred to in this Form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis.”

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)(3)	($)(4)	($)	($)	($)	($)	($)
Kambiz Mahdi (1)	2022	$275,000	$ 73,708-	$	$-	$-	$-	$-	$348,708
Chief Executive Officer	2021	$275,000	$85,000	$-	$-	$-	$-	$-	$360,000

1)	On October 18, 2018 we entered into an at will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 500,000 sharres of our common stock, as additional compensation. As a result; for the year ended December 31, 2019 we accrued for and subsequently on February 13, 2019, issued 500,000 shares at a purchase price of $.524 per share to Mr. Mahdi in the amount of $262,000.

2)	There was a bonus of $73,708 paid to Mr. Mahdi for fiscal year 2022, Mr. Mahdi is entitled to 50% of his salary in cash bonus, this bonus was approved by the board of directors.

Outstanding Equity Awards at 2022 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2022.

Executive Employment Agreements

On October 18, 2018 we entered into an at-will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition as part of the agreement Mr. Mahdi was to be issued 500,000 shares of our common stock, as additional compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of April 15, 2023 the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 965,171,292 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 2990. Redhill Ave, Costa Mesa, California 92626. We need to footnote how the voting rights are allocated and add them to the number of shares.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
MGW Investments I Limited (1)	24,044,101	62.91

Officers and Directors
Calvin Pang(2)	24,044,101	62.91%
Kambiz Mahdi – Director and CEO (3)	2,317,541	6.06%
All directors and officers as a group	26,361,642	68.97%

1) Conversion to shares of Common Stock is calculated based on 0.12 for the price of our common stock.

2) Calvin Pang has voting and investment power over all of our common stock held by MGW Investment I Limited (“MGWI”). MGWI holds 24,044,101

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2021 and December 31, 2022 are set forth in the table below:

Services:	2022	2021
Audit Fees (1)	$86,844	$78,294
Audit Related Fees (2)	22,500	-
Tax Fees (3)		4,920
All Other fees	-	-
Total	$109,344	$83,214

(1)	Audit fees billed in 2022 and 2021 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2021 and December 31, 2022 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 17 day of April, 2023.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date:April 17, 2023

By:	/s/ Calvin Pang
Calvin Pang
Chief Financial Officer

Date: April 17, 2023

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 17, 2023

/s/ Calvin Pang		Director
By:	Calvin Pang
Date:	April 17, 2023

/s/ Jun Wang		Director
By:	Jun Wang
Date:	April 17, 2023

/s/ Yongsheng Lyu		Director
By:	Yongsheng Lyu
Date:	April 17, 2023

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.13	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.14	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136*	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021

10.137*	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterpirse Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000.

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1*	List of Subsidiaries

23.1*	Consent of the Independent Auditor

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

