Form 10-Q
period 2023-03-31
Clean Energy Technologies, Inc.
filed 2023-05-22
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED March 31, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 22, 2023, there were 38,553,891 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	Nasdaq

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2023 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	Unaudited	Audited
	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$2,858,829	$149,272
Accounts receivable - net	1,359,698	1,368,567
Accounts receivable – Related Party	4,883
Lease receivable asset	217,584	217,584
Advance to Supplier - Prepayment	1,044,621	597,816
Advance to Supplier – Related Party	458,014
Deferred Offering Costs	0	204,556
Investment Heze Honguan Natural Gas Co.	911,959	835,756
Due from – Related party	736,736
Loan Receivables		116,000
Inventory	706,203	500,586
Total Current Assets	8,298,528	3,990,137
Property and Equipment - Net	19,467	14,816

Goodwill	747,976	747,976
LWL Intangibles	1,483,179	1,468,709
Long Term Investment - Shuya	0	561,656
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	100,724	103,693
Right of use asset - long term	368,488	157,359
Other Assets	31,669	30,892
Total Non Current assets	3,771,128	4,109,377
Total Assets	$12,089,122	8,114,330

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$793,922	860,434
Accounts payable – Related Party	138,347
Accrued Expenses	239,350	119,030
Customer Deposits	284,112	80,475
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	261,639	588,178
Facility Lease Liability - current	202,965	186,436
Line of Credit	776,588	998,820
Convertible Notes Payable (net of discount of 651,167 and $326,805 respectively)	2,718,263	3,092,055
Related Party Notes Payable	373,294	177,704
Total Current Liabilities	5,921,480	6,236,132
Long-Term Liability:
Facility Lease Liability - long term	166,532
Net Long-Term Liability	166,532
Total Liabilities	6,088,012	6,236,132

Commitments and contingencies	$

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 38,495,453 and 37,174,879 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	38,495	37,175
Shares to be issued
Addition paid-in capital	23,775,096	19,278,230
Accumulated Other Comprehensible Income	(151,060)	(160,673)
Accumulated deficit	(18,350,395)	(17,276,536)
Total Stock Holders Equity attributable to CETY	5,312,136	1,878,196
Non-controlling interest	688,974
Total Stockholders’ Equity	6,001,109	1,878,196
Total Liabilities and Stockholders’ Equity	$12,089,122	8,114,328

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three months ended March 31 (Unaudited)

	2023	2022
Sales	$2,897,007	775,266
Cost of Goods Sold	2,736,438	261,074
Gross Profit	160,569	514,192

General and Administrative
General and Administrative expense	88,891	92,935
Salaries	218,237	191,217
Travel	71,662	27,734
Professional Fees Legal & Accounting	88,210	64,853
Facility lease and Maintenance	122,779	88,962
Consulting Engineering	167,683	25,803
Depreciation and Amortization	5,949	7,519
Total Expenses	763,412	499,023
Net Profit / (Loss) From Operations	(602,843)	15,169

Other Income	79,154	(9,335)
Change in derivative liability	326,539	16,014
Interest and Financing fees	(837,391)	(132,470)
Net Profit / (Loss) Before Income Taxes	(1,034,541)	(110,622)
Income Tax Expense	(1,295)	(1,966)
Net Profit / (Loss)	(1,035,835)	(112,588)

Non-controlling interest	(38,023)

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(1,073,858)	(112,588)

Other Comprehensive Item
Foreign Currency Translation Gain	9,613	4562
Total Comprehensible Income / (Loss)	$(1,064,246)	(108,026)

Per Share Information:

Basic and diluted weighted average number of common shares outstanding	37,255,674	23,807,335
Net Profit / (Loss) per common share basic and diluted	$(0.03)	(0.00)

The accompanying footnotes are an integral part of these Consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

March 31, 2022 & 2023 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2021	23,589,229	23,589	-	-	-	15,697,688			(17,423,931)	(19,059)	(1,721,712)
Shares issued for Reg A offering	375,875	376				1,202,424					1,202,800
Shares issued for S1	78,897	79				137,831					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,588)
March 31, 2022	24,044,000	24,044	-	-	-	17,037,943	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196

Warrants issued in conjunction for debt		-	-	-	-	685,718		-	-	685,718
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering Cost						(753,781)				(753,781)
Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	0
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Universal Scope Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	9,613	-	-	9,613
Non controlling interest ownership									650,951	650,951
Net Loss			-	-	-	-		(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,495	-	-	-	23,775,096	(151,060)	(18,350,395)	688,974	6,001,109

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31 (Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(1,035,835)	(112,588)
Depreciation and amortization	5,949	7,519
Amortization Debt Discount	470,038
Warrant issued to JH Darbie	76,100
Financing Fees	67,111	6,554
Change in derivative liability	(326,539)	(16,014)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	(211,129)	52,449
(Increase) decrease in lease liability	183,061	(51,592)
(Increase) decrease in accounts receivable	219,999	(426,406)
Accrued Interest	33,953
Changes in prepayments	273,455	26,407
Other Assets	203,779
(Increase) decrease in inventory	(205,617)	(173,871)
(Decrease) increase in accounts payable	(590,606)	61,729
Other (Decrease) increase in accrued expenses	(204,039)	(7,254)
Other (Decrease) increase in accrued expenses related party		28,527
Other (Decrease) increase in customer deposits	399,227	66,476
Net Cash Provided by (Used In) Operating Activities	(641,092)	(538,065)

Cash Flows from Investing Activities
Investment in Heze Hongyuan	(76,203)	(805,751)
Loan Receivables Net Change Shuya Consolidation	116,000
Cash Flows Used In Investing Activities	39,797	(805,751)

Cash Flows from Financing Activities
Payment on lines of credit	(222,232)	(103,754)
Proceeds from notes payable and lines of credit		150,000
Proceeds from notes payable	1,073,020	0
Payments on notes payable	(748,492)	0
Stock issued for cash	3,145,244	1,321,911
Cash Flows Provided By Financing Activities	3,247,540	1,368,157

Foreign Currency Transaction	63,313	4,562

Net (Decrease) Increase in Cash and Cash Equivalents	2,709,557	28,903
Cash and Cash Equivalents at Beginning of Period	149,272	1,192,316
Cash and Cash Equivalents at End of Period	$2,858,829	1,221,219

Supplemental Cashflow Information:
Interest Paid	$837,391	132,470

Supplemental Non-Cash Disclosure
Discount on new note	$184,200
Universal convertible note issuance	666,038
Warrants issued for debt	609,617

The accompanying footnotes are an integral part of these consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2023, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2022 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,001,109 and a working capital of $2,377,048 as of March 31, 2023. The company also had an accumulated deficit of $18,350,395 as of March 31, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

Our mission is to be a leader in the zero-emission revolution by providing eco-friendly energy solutions, clean energy fuels, and alternative electric power for small to mid-sized projects across North America, Europe, and Asia. The company harnesses the power of heat and biomass to produce electricity with zero emissions and minimal cost. Additionally, the company offers Waste to Energy Solutions, converting waste materials from manufacturing, agriculture, and wastewater treatment plants into electricity and BioChar. Clean Energy Technologies also provides

Engineering, Consulting, and Project Management Solutions, leveraging its expertise to develop clean energy projects for both municipal and industrial customers, as well as Engineering, Procurement, and Construction (EPC) companies.

Our principal businesses

Heat Recovery Solutions – Clean Energy Technologies patented Clean Cycle Generator (CCG) is a heat recovery system that captures waste heat from various sources and converts it into electricity. This system can be integrated into various industrial processes, helping to reduce energy costs and carbon emissions.

Waste to Energy Solutions - Clean Energy Technologies’ waste to energy solutions involve converting organic waste materials, such as agricultural waste and food waste, into clean energy through its proprietary gasification technology that produce a range of products, including electricity, heat, and biochar.

Engineering, Consulting and Project Management Solutions – Clean Energy Technologies offers engineering and manufacturing services to help clients bring their sustainable energy products to market. This includes design, prototyping, testing, and production services. Clean Energy Technologies’ expertise in engineering and manufacturing enables it to provide customized solutions to meet clients’ specific needs.

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise those funds in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2023, and December 31, 2022, we had a reserve for potentially un-collectable accounts receivable of $95,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2023, and December 31, 2022, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Seven (7) customers accounted for approximately 98% of accounts receivable on March 31, 2023. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Lease asset

As of March 31, 2023, and December 31, 2022 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2023 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2023, and December 31, 2022, we had a reserve for potentially obsolete inventory of $897,808.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2023 and December 31, 2022 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2023.

Also, from time to time we require upfront deposits from our customers based on the contract. As of March 31, 2023 and December 31, 2022, we had outstanding customer deposits of $284,112 and $80,475 respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 91.5% and using a risk free interest rate of 4.5%

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

The carrying amounts of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 reflect:

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – March 31, 2023	$–	$–	$261,639	$261,639

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2022	$–	$–	$588,178	$588,178

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

Change from fair value or equity method to consolidation

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

For the year ended December 31, 2022, the Company has determined that Shuya was not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Shuya under the equity method of accounting. Under this method, the investor (“JHJ”) recognizes its share of the profits and losses of the investee (“Shuya”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investing entity appears in its income statement. Also, any recognized profit increases the investment recorded by the investing entity, while a recognized loss decreases the investment.

JHJ made a investment of RMB 3.91 million ($0.55 million) into Shuya during the 12 months ended December 31, 2022 recorded in accordance with ASC 323. Shuya had a net loss of approximately $10,750 during the year ending December 31, 2022, of which approximately $5,000 was allocated to the company, reducing the investment by that amount.

However, effective January 1, 2023, JHJ, SSEN and Chengdu Xiangyueheng Enterprise Management Co., Ltd (“Xiangyueheng), who is the 10% shareholder of Shuya, entered a Three-Parties Consistent Action Agreement, wherein these three shareholders (or three parties) will guarantee that the voting rights will be expressed in the same way at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agree that within the validity period of this agreement, before the party intends to propose the motions to the shareholders or the board of directors on the major matters related to the voting rights of the shareholders or the board of directors, the three parties internally will discuss, negotiate and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

As a result of Consistent Action Agreement, the Company re-analyzed and determined that Shuya is the variable interest entity (“VIE”) of JHJ because 1) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, and 2) Shuya is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights. Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company concluded JHJ is deemed the primary beneficiary of the VIE. Accordingly, the Company consolidates Shuya effective on January 1, 2023.

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. And the public business entities should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period. However, Shuya was incorporated in July 2022, and the actual consolidation was effective on January 1, 2023, therefore, no comparative period adjustments are presented for the three months ended March 31, 2022 as they do not exist.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2023, we had outstanding common shares of 38,495,453 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended March 31, 2023, and March 31, 2022 were 37,255,674 and 23,807,336 respectively. As of March 31, 2023, we had convertible notes, convertible into approximately 2,149,991 of additional common shares, 617,000 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2023, and March 31, 2022 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three & three months ended March 31, 2023, and 2022.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, CETY HK and engineering & manufacturing services division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	for the three months ended March, 31
	2023	2022
Net Sales
Manufacturing and Engineering	0	32,280
Clean Energy HRS	5,194	441,193
CETY HK	2,886,065	267,966
CETY Europe	5,748	33,827
Total Sales	2,897,007	775,266

Segment income and reconciliation before tax
Manufacturing and Engineering	0	23,986
Clean Energy HRS	90	400,487
CETY HK	155,441	60,733
CETY Europe	5,038	28,986
Total Segment income	160,569	514,193

Reconciling items
General and Administrative expense	88,891	92,935
Salaries	218,237	191,217
Travel	71,662	27,734
Professional Fees	88,210	64,853
Facility lease and Maintenance	122,779	88,962
Consulting	167,683	25,803
Depreciation and Amortization	5,949	7,519
Change in derivative liability	326,539	16,014
Other Income	79,154	(9,335)
Interest and Financing fees	(837,391)	(132,470)
Net Loss before income tax	(1,034,541)	(110,622)

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three months ended March 31, 2023, and 2022 we had $0 in share-based expense, due to the issuance of common stock. As of March 31, 2023, we had no further non-vested expense to be recognized.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception of Clean Energy Technologies.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2023 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of March 31, 2023, we had a net operating loss carry-forward of approximately $(8,275,877) and a deferred tax asset of $2,482,763 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(2,482,763). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On March 31, 2023 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2023	December 31, 2022
Deferred Tax Asset	$(2,482,763)	(2,482,763)
Valuation Allowance	(2,482,763)	(2,482,763)
Deferred Tax Asset (Net)	$-	$-

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

On February 13, 2018, the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. This note was assigned to MGW Investments.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the quarter ended March 31, 2023, $549,225 of deferred stock issuance costs were capitalized and will be recognized with the $204,556 of deferred stock issuance costs during the year ended December 31, 2022.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2023	December 31, 2022
Accounts Receivable	$1,454,698	1,463,567
Accounts Receivable Related Party	4,883	0
Less reserve for uncollectable accounts	(95,000)	(95,000)
Total	$1,364,581	1,368,567

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2023	December 31, 2022
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2023 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	March 31, 2023	December 31, 2022
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract-by-contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long-term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	March 31, 2023	December 31, 2022
Inventory	$1,604,011	1,398,394
Less reserve for uncollectable accounts	(897,808)	(897,808)
Total	$706,203	500,586

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2023	December 31, 2022
Property and Equipment	$1,362,455	1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,418,424)	(1,415,444)
Net Fixed Assets	$19,467	14,816

Our Depreciation Expense for the three months ended March 31, 2023 and 2022 was $5,949 and $7,519 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2023	December 31, 2022
Goodwill	$747,976	747,976
LWL Intangibles	$1,483,179	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(90,064)	(87,096)
Net Fixed Assets	$2,596,137	2,674,700

Our Amortization Expense for the three months ended March 31, 2023 and 2022 was $2,969 and 2,969 respectively.

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

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 20,000,000 shares of CETY to the Seller. As of the date of the filing the performance contingencies have not been met.

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

NOTE 8 – ACCRUED EXPENSES

	March 31, 2023	December 31, 2022
Accrued Wages	$194,375	$
Accrued Taxes and other	44,975		119,030
Accrued Wages and Taxes	$239,350		$119,030

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2023, the outstanding balance was $776,588 compared to $998,820 at December 31, 2022.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

On September 11, 2015, our CE HRS subsidiary issued a promissory note in the initial principal amount $1,400,000 and assumed a pension liability of $100,000, for a total liability of $1,500,000, in connection with our acquisition of the heat recovery solutions, or HRS, assets of General Electric International, Inc., a Delaware corporation (“GEII”), including intellectual property, patents, trademarks, machinery, equipment, tooling and fixtures. The note bears interest at the rate of 2.66% per annum. The note is payable on the following schedule: (a) $200,000 in principal on December 31, 2015 and (b) thereafter, the remaining principal amount of $1,200,000, together with interest thereon, payable in equal quarterly instalments of principal and interest of $157,609, commencing on December 31, 2016 and continuing until December 31, 2019, at which time the remaining unpaid principal amount of this note and all accrued and unpaid interest thereon shall be due and payable in full. CETY stopped making payments and informed GE that it had encountered difficulties because of the valuations of the assets that were acquired from GE. Given that the values of the assets were different than GE’s internal reports and as we discussed at the time of the transaction with GE’s management, we proposed a change in the amount the Company owes GE under the purchase agreement, but GE was non-responsive, and GE’s entire distributed power vertical has been divested.

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

On September 7, 2021, the company entered into a promissory note in the amount of $226,345, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 7, 2022, and has mandatory monthly payments of $23,828. The note had an OID of $23,345 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2022 was $119,142. This note was paid off in June 29, 2022.

On September 28, 2021, the company entered into a promissory note in the amount of $142,720, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 28, 2022 and has mandatory monthly payments of $15,003. The note had an OID of $14,720 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of July 13, 2022.

On March 10, 2022, the company entered into a promissory note in the amount of $170,600, with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of Dec 6, 2022.

On June 30, 2022, the company entered into a promissory note in the amount of $252,928.44 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111.30 .. This note was paid off as of Feb 13, 2023.

On July 13, 2022, the company entered into a promissory note in the amount of $159,450 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539.50. The note had an OID of $16,447.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $87,697.50. This note was paid off as of March 7, 2023.

On October 25, 2022, the company entered into a promissory note in the amount of $114,850 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633.50 The note had an OID of $11,850.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2023 was $78,151.50.

On Dec 5,2022 the company entered into a promissory note in the amount of $191,526 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067.80. The note had an OID of $19,760.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of March 31, 2023, was $147,474.60.

On Feb 10,2023 the company entered into a promissory note in the amount of $258,521 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on Feb 10, 2024, and has mandatory monthly payments of $28,437.30 The note had an OID of $27,698.87 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2023, was $232,669.

On March 6,2023 the company entered into a promissory note in the amount of $135,005 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465.50 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2023, was $135,005.

Convertible notes

On May 5, 2017, we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of March 31, 2023, the outstanding balance due was $159,894.95. As of April 3, 2023, this note was settled and paid off.

On May 24, 2017, we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018, and is currently in default. As of March 31, 2023, the outstanding balance due was $163,979.95. As of April 3, 2023, this note was settled and paid off.

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022, which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has a fixed conversion rate of $0.06 of our common stock. This note was converted into 277,604 of our common shares on March 28, 2023.

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On August 5, 2022, we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 43,403 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights. This note was paid off as of March 9, 2023, $187,451.37

On August 17, 2022, we entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) pursuant to which the Company issued to Mast Hill a $150,000 Convertible Promissory Note, due August 17, 2023 (the “Note”) for a purchase price of $135,000.00 plus an original issue discount in the amount of $15,000.00, and an interest rate of fifteen percent (15%) per annum. Firstfire is entitled to purchase 46,875 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Firstfire as well as providing Firstfire with registration rights. This note was paid off as of March 9, 2023, $215,000

On September 1, 2022, we entered into a Securities Purchase Agreement with Pacific Pier Capital, LLC (Pacific) pursuant to which the Company issued to Pacific a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Pacific is entitled to purchase 43,403 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Pacific as well as providing Pacific with registration rights. This note was paid off as of March 9, 2023, $190,605.67

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023.

On November 10, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 10, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On November 21, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 21, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 (the “Note”) for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 (the “Note”) for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 (the “Note”) for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights.

Total due to Convertible Notes

	March 31, 2023	December 31, 2022
Total convertible notes	$3,043,363	3,156,528
Accrued Interest	326,067	262,331
Debt Discount	(651,167)	(326,804)
Total	$2,718,263	3,092,055

Note 10 – Derivative Liabilities

As a result of the convertible notes, we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility of 91.5%, a risk-free interest rate range of 4.5%, and an exercise price of $1.00. The remaining derivative liabilities were:

	March 31, 2023	December 31, 2022
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$261,639	$588,178

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

As of May 1, 2017, our corporate headquarters are located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for an 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. Future minimum lease payments for the years ending December 31, are: In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease.

As of March 31, 2023

Year	Lease Payment
2023	124,566
Imputed Interest	(3,630)
Net Lease Liability	$120,936

Our lease expense for the three months ended March 31, 2023 and 2022 was $122,779 and $88,962 respectively.

Effective August 5, 2022, Shuya entered a 48 months lease for a natural gas recycle station from Leishen (the 41% shareholder of Shuya), including the operating right and use right of all the assets and equipment in the station. The annual rent is approximately $76,100, to be paid each year in advance. Effective August 5, 2022, Shuya entered another 48 months lease for leasing a sewage treatment land from Leishen for the purpose of operating the natural gas recycling station. The annual rent is approximately $19,540, to be paid each year in advance.

The following is a schedule, by year of lease payment for Shuya as of March 31, 2023.

For the 12 months ending	Lease Payment
March 31, 2024	86,774
March 31, 2025	86,774
March 31, 2026	86,774
March 31, 2027	28,925
Total undiscounted cash flows	289,247
Imputed Interest	(45,477)
Present value of lease liabilities	$243,770

Our lease expense of Shuya for the three months ended March 31, 2023 and 2022 was $86,774 and $0 respectively.

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

Common Stock Transactions

During the quarter ended March 31, 2022, we issued 78,897 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

On February 21, 2022, we issued 375,875 shares of our common stock under our Reg A offering at $.08 per share. These shares are unrestricted and free trading.

During April of 2022, we issued 3,072 shares of common stock, under S-1 registration statement with GHS for a total of $153,324 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On September 21, 2022, MGW I converted $1,548,904 from the outstanding balance of their convertible note into 322,688 shares of company’s common stock.

On May 6, 2022, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 234,375 shares of common stock in connections with the transactions.

On December 28, 2022 Mast Hill exercised their warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On January 27,2023, we issued,3,745 shares of our common stock due to rounding post the reverse stock split.

On August 17, 2022, we issued 46,875 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023, First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022, we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023, Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022, which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has a fixed conversion rate of $2.40 of our common stock. This note was converted into 277,604 of our common shares on March 28, 2023.

On March 23, 2023 we sold 975,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $4.00 per share.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2023 there were 38,495,453 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The following are primary terms of the Series D Preferred Stock. The Series D Preferred holders were initially entitled to be paid a special monthly divide at the rate of 17.5% per annum. Initially, the Series D Preferred Stock was also entitled to be paid special dividends in the event cash dividends were not paid when scheduled. If the Company does not pay the dividend within five (5) business days from the end of the calendar month for which the payment of such dividend is owed, the Company will pay the investor a special dividend of an additional 3.5%. Any unpaid or accrued special dividends will be paid upon liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one-year (1) year holding period, by sending the Company a notice to convert. The conversion rate is equal to the greater of $3.20 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred Stock is redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends, provided, that if the Company gave notice to the investors that it was not in a financial position to redeem the Series D Preferred, the Company and the Series D Preferred holders are obligated to negotiate in good faith for an extension of the redemption period. The Company timely notified the investors that it was not in a financial position to redeem the Series D Preferred and the Company and the investors have engaged in ongoing negotiations to determine an appropriate extension period. The Company may elect to redeem the Series D Preferred Stock any time at a price equal to the initial purchase price plus all accrued but unpaid dividends, subject to the investors’ right to convert, by providing written notice about its intent to redeem. Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company.

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

In the first quarter of 2019, we signed agreements to issue 1000 shares of common stock valued at $.60 for a total value of $60,000 for the conversion of 800 preferred series D shares, which were subsequently issued.

We also recorded a $60,000 commitment fee in exchange for the “standoff” and estoppel agreement and discounted conversion terms to account for the difference in the fair value which we offset to retained earnings.

On February 4, 2020, we issued 50,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On July 23, 2020, we issued 75,000 shares of our common stock at a price of $1.60 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 5, 2021, we issued 75,000 shares of our common stock at a price of $.08 per share, in exchange for the conversion of 1,200 shares of our Series D Preferred Stock.

On February 9, 2021, we issued 56,892 shares of our common stock share, in exchange for the conversion of $182,052 of accrued dividend for the series D Preferred Stock.

On February 9, 2021, we issued 50,000 shares of our common stock at a price of $.04 per share, in exchange for the conversion of 800 shares of our Series D Preferred Stock.

On March 12, 2021, we issued 92,340 shares of our common stock together with accrued preferred dividend at a price of $3.20 per share, in exchange for the conversion of 1300 shares of our Series D Preferred Stock and accrued preferred dividend.

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 234,375 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On August 5, 2022, we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 46,875 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023, First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022, we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023, Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On September 16, 2022, we issued 93,750 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On November 10, 2022, we issued 29,687 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On November 21, 2022, we issued 29,687 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On December 26, 2022, we issued 38,437 warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On January 19, 2023, we issued 58,438 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. Mast Hill exercised this not in full on May 10, 2023.

On Feb 13, 2023, we issued 26,700 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April, 2022 at the exercise price of $5.00.

On March 8, 2023, we issued 367,000 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2022	325,243	$1.60	325,243	$1.60
Expired
Additions	425,438	1.60	425,438	1.60
Additions	26,701	5.00	26,701	5.00
Exercised	(90,278)	1.60	(90,278)	1.60
Outstanding March 31, 2023	687,104	$3.73	687,104	$3.73

Stock Options

We currently have no outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

From August 2022 through October 2022, Hongzhuo Shuya (Shuya) a 49% owned subsidiary (also is our consolidated VIE) of CETY HK limited engaged in the trading of pipeline gas and CNG processing and sales provided Sichuan Leishen Hongzhuo Energy Development Co., Ltd (Leishen) with approximately total of  $740,000 loan with a 4 years term to facilitate building of a natural gas recycling station to provide Shuya with CNG sales. Leishen owns 41% of Shuya and as an entity can obtain the permits and licenses to build and operate the NG Recycling Station to produce CNG. At the end of the 4 year term of the loan, Leishen has the option to either move the NG Recycling Station and all permits to Shuya, or repay the loan.

Additionally, Leishen has relationships with the supply side of the NG business and is able to obtain large amounts of NG. As a result, Shuya also has a supplier relationship with Leishen. The price obtained from Leishen will be better than any unrelated party as their markup is below market. Our Board of Directors has approved the transactions between Leishen and the Company. During the quarter ended March 31, 2023, Shuya made $1.03 million purchase from Leishen. As of March 31, 2023, we had account receivable from Leishen $4,883, advance to supplier of Leishen of $458,014, accounts payable to Leishen of $138,347. In addition, we lent $736,736 to Leishen as of March 31, 2023 for Leishen to construct a CNG refueling station on behalf of Shuya, the loan term is four years. When the CNG refueling station is ready for operation, Shuya will lease the CNG refueling station from Leishen at a favorabvle price equivalent to the depreciation amount of the station; when the assets are eligible for transfer, Leishen will transfer the assets of CNG refueling station to Shuya at the net asset value.

Effective August 5, 2022, Shuya entered a 48 months lease for a natural gas recycle station from Leishen, including the operating right and use right of all the assets and equipment in the station. The annual rent is approximately $76,100, to be paid each year in advance. Effective August 5, 2022, Shuya entered another 48 months lease for leasing a sewage treatment land from Leishen for the purpose of operating the natural gas recycling station. The annual rent is approximately $19,540, to be paid each year in advance.

On November 2, 2016, we effected the repayment of the convertible note dated March 15, 2016 for an aggregate amount of $84,000. Concurrently, we entered into an Escrow Funding Agreement with Red Dot Investment, Inc., a California corporation (“Reddot”), pursuant to which Reddot deposited funds into escrow to fund the repayment and we assigned to Reddot our right to acquire the convertible note and Reddot acquired the convertible note. Concurrently, we and Reddot amended the convertible note (a) to have a fixed conversion price of $.20 per share, subject to potential further adjustment in the event of certain Common Stock issuances, (b) to have a fixed interest rate of ten percent (10%) per annum with respect to both the redemption amount and including a financing fee and any costs, expenses, or other fees relating to the convertible note or its enforcement and collection, and any other expense for or on our account (in each case with a minimum 10% yield in the event of payoff or conversion within the first year), such amounts to constitute additional principal under the convertible note, as amended, and (c) as otherwise provided in the Escrow Funding Agreement. The March 2016 convertible note, as so amended, is referred to as the “Master Note.”

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

On February 13, 2018, the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. As a result, we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to MGW Investments and they agreed not to convert the $939,500 note into shares in excess of the 20,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 50,000,000 shares. This note converted into 34,644 of company’s common stock on September 21, 2022.

On February 8, 2018, the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.12. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2019 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature. This note was converted into 33,987 of company’s common stock on September 21, 2022.

Subsequently on May 11th this note was amended and the maturity date was extended to October 8, 2023, and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock. On June 24, 2021, MGW I converted $75,000 of the outstanding balance of this note into 625,000 shares of company’s common stock.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. MGW Investment limited forgave $80,000 of this amount in the 4th quarter of 2022. The outstanding balance on this advance on December 31, 2022, is $87,975.

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The investment was used for the acquisition of LWL.

On September 21, 2022, MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is a distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The number of parts purchases in the 1st quarter of 2023 was $6,180. Our Board of Directors has approved the transactions between Billet Electronics and the Company.

Note 14 - WARRANTY LIABILITY

For the quarter ended March 31, 2023, and for the year ended December 31, 2022, there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

NOTE 15 – NON-CONTROLLING INTEREST

On April 2, 2023, the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company with established Vermont Renewable Gas LLC (“VRG”) C with our partner, Synergy Bioproducts Corporation (“SBC”) The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is located in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in Vermont Renewable Gas LLC.

In July 2022, JHJ and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHK owns 20% of Shuya. In August 2022, JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya. As a result of Consistent Action Agreement entered on December 31, 2022, the Company re-analyzed and determined that Shuya is the variable interest entity (“VIE”) of JHJ, and the Company consolidates Shuya into its consolidated financial statements effective on January 1, 2023. The non-controlling interest of Shuya representes the 41% equity ownership that is owned by Leishen, and 10% equity ownership owned by another shareholder.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve reaches 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such a contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange.

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to have a discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Technology was established as domestic enterprises and therefore is subject to the above-mentioned restrictions on distributable profits.

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

NOTE 17 – SUBSEQUENT EVENTS

On April 3, 2023, Clean Energy Technologies, Inc. reached an agreement with Cybernaut Zfounder Ventures, LLC to pay off the outstanding convertible notes in amount equal to $324,000 that were in default for a settlement amount of $200,000.

On April 18, 2023, Mast Hill exercised the right to purchase 93,750 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on September 16, 2022. The exercise price is $1.60 per share. The total purchase price was $150,000.

On January 19, 2023, we issued 58,438 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. Mast Hill exercised this note in full on May 10, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements using the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Description of the Company

We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We manufactured electronics and provided services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products. On September 11, 2015, Clean Energy HRS, or “CE HRS”, our wholly owned subsidiary acquired the assets of Heat Recovery Solutions from General Electric International. In November 2015, we changed our name to Clean Energy Technologies, Inc.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, the legacy electronic manufacturing services (Electronic Assembly) division and CETY HK.

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

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626. We have 14 full-time employees. All employees and overheads are shared between Clean Energy Technologies, Inc. (which still provides the contract electronic manufacturing services) and Clean Energy HRS, LLC.

Clean Energy Technologies, Inc. established a new company, CETY Europe, SRL (CETY Europe) as a wholly owned subsidiary. CETY Europe is a Sales and Service Center in Silea (Treviso), Italy established in 2017. The service center became operational in November 2018. Their offices are located at Alzaia Sul Sile, 26D, 31057 Silea (TV) and they have 1 full time employee.

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

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs.

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

Waste to Energy Solutions - we convert waste products created in manufacturing, agriculture, wastewater treatment plants and other industries to electricity, renewable natural gas (“RNG”), hydrogen and biochar which are sold or used by our customers.

Engineering, Consulting and Project Management Solutions – we bring a wealth of experience in developing clean energy projects for municipal and industrial customers and Engineering, Procurement and Construction (EPC) companies so they can identify, design and incorporate clean energy solutions in their projects.

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. Natural Gas is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to the market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements.

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

CETY HK

Which is the parent company of our NG trading operations in China, as well as our planned joint venture to acquire NG distribution systems depots and transmission systems. Prior to the first quarter of 2022, the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results the three months Ended March 31, 2023 Compared to the same period in 2022

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,001,109 and a working capital of $2,377,048 as of March 31, 2023, The company also had an accumulated deficit of $18,350,395 as of March 31, 2023 and used $641,092 in net cash from operating activities for the three months ended March 31, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the quarter ended March 31, 2023, our total revenue was $2,897,007 compared to $775,266 for the same period in 2022, which represents revenue growth of 373%. Our first quarter 2023 total revenue has already exceeded the total revenue of the entire year of 2022.

For the quarter ended March 31, 2023, our gross profit was $160,569 compared to $514,192 for the same period in 2022. Despite highly volatile natural gas (NG) prices, CETY was able to protect downside risks while scaling up the NG trading operations.

For the three months ended March 31, 2023, our operating expense was $763,412 compared to $499,023 for the same period in 2022.

For the quarter ended March 31, 2023, we had a net loss of $1,073,858 compared to $112,588 for the same period in 2022 due to increased interest and financing fees and marketing campaign expenses attributed to CETY’s Nasdaq up-listing efforts.

For the quarter ended March 31, 2023, stockholder’s equity was $6,001,109 compared to $1,878,196 in December 31, 2022. This is a result of the offering related to the Nasdaq up-list as well as debt conversions and write-offs.

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering Procurement and Consulting (EPC), and CETY HK (NG trading and acquisitions). First quarter revenue was mainly contributed by NG trading. The revenue in this segment is expected to continue to scale up which will help establish CETY as a player in the China market and allows cross-selling of CETY products and solutions. CETY expects larger revenue contribution from Waste-to-Energy, Heat Recovery, and EPC in the latter of this year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with updates coming soon. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

Management believes this 4 segment strategy has created many operational synergies and cross-selling opportunities across different markets. The breakneck revenue growth that was demonstrated this quarter is a direct result of this strategy as we have exceeded the revenues of the entire year of 2022. CETY believes that it will continue to deliver growth on all segments this year due to our belief that there is an optimistic industry macro backdrop. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. This is evidenced by the Paris Agreement and COP26. The Inflation Reduction Act passed by Congress in August 2022 had specific provisions that can take advantage of CETY’s products and solutions. Another catalyst that will potentially help our Company, is a continuously improving global supply chain as U.S. and European markets have begun to return normal levels post COVID and China has reopened its borders. The European energy crisis has given rise to the opportunity for CETY to sell more of its products and solutions as customers are in search of self-generation capabilities in renewable energy. And lastly, as China ends its draconian COVID lockdown policies, CETY was able to resume its growing business in that region.

CETY reached a momentous milestone in its corporate history on March 23, 2023, when the company was able to meet all the Nasdaq listing standards and began trading on Nasdaq. Nasdaq trading status increases CETY’s reputation greatly and benefits CETY’s sales plans globally. This also improves the company’s ability to access capital with better terms.

CETY expects to and will continue to execute its corporate strategy to build sustained and profitable growth by providing end to end fully integrated solutions and technologies, expand our global sales and marketing, production, research & development, as well as search for synergistic acquisition opportunities.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2023, Compared to the three ended March 31, 2022

Net Sales

For the quarter ended March 31, 2023, our total revenue was $2,897,007 compared to $775,266 for the same period in 2022. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe and the legacy engineering & manufacturing services division, and CETY HK.

Segment breakdown

The three months ended March 31, 2023, our revenue from Engineering and Manufacturing was $0 compared to $32,280 for the same period in 2022. Our engineering team is in transition to establish the innovation center in Europe and has executed a master services agreement with RPG to support its fortune 500 customers with its sustainability goals. Additionally, our engineering team will be commencing work on the Vermont project starting in the second quarter of 2023.

The three months ended March 31, 2023, our revenue from HRS was $5,194 compared to $441,193 for the same period in 2022. We are in the process of securing long lead materials to complete several units over the next 6 months and be able to recognize revenue by the end of the year.

The three months ended March 31, 2023, our revenue from CETY Europe was $5,748 compared to $33,827 for the same period in 2022.

The three months ended March 31, 2023, our revenue from our wholly owned subsidiary JHJ was $2,886,065 compared to $267,966 for the same period in 2021. The increase was as a result of the ability to secure larger amounts of gas.

Gross Profit

The three months ended March 31, 2023; our gross profits were $160,628 compared to $514,192 for the same period in 2022. The decrease in gross profit was due to lower margins from the NG business and lower revenue from the HRS and Engineering services.

Segment breakdown

The three months ended March 31, 2023, our gross profit from Engineering and Manufacturing was $0 compared to $23,986 for the same period in 2022.

The three months ended March 31, 2023, our gross profit from HRS was $90 compared to $400,487, for the same period in 2022. We only had service revenue from HRS segment in the first quarter of 2023.

The three months ended March 31, 2023, our gross profit from CETY Europe was $5,097 compared to $28,986 for the same period in 2022.

The three months ended March 31, 2023, our gross profit from our wholly owned subsidiary JHJ was $155,441 compared to $60,733 for the same period in 2022.

Selling, General and Administrative (SG&A) Expenses

The three months ended March 31, 2023; our SG&A expense was $88,891 compared to $92,935 for the same period in 2022.

Salaries Expense

The three months ended March 31, 2023; our Salaries expense was $218,237 compared to $191,217 for the same period in 2022. The increase in the quarter ending in March 31, 2023 was due to new hires.

Travel Expense

The three months ended March 31, 2023; our travel expense was $71,662 compared to $27,734 for the same period in 2022. The increase was due to travel expenses related to Europe for the MSA development and increased site visits due to an increase in the sales opportunities and commissioning.

Professional fees legal and accounting

The three months ended March 31, 2023; our Professional fees expense was $88,210 compared to $64,853 for the same period in 2022. The increase in legal fees was due to more contract and agreement-related work and additional accounting work related to new foreign entities.

Facility Lease and Maintenance Expense

The three months ended March 31, 2023; our Facility Lease and maintenance expense was $122,779 compared to $88,962 for the same period in 2022.

Depreciation and Amortization Expense

The three months ended March 31, 2023, our depreciation and amortization expense was $5,949 compared to $7,519 for the same period in 2022, which remained relatively unchanged.

Change in Derivative Liability

The three months ended March 31, 2023; we had a gain on derivative liability of $326,539 compared to a gain of $16,014 for the same period in 2022. The gain in derivative liability was from a favorable derivative calculations from several convertible notes in the three months ended March 31, 2023.

Interest and Finance Fees

The three months ended March 31, 2023, interest and finance fees were $837,391 compared to $132,470 for the same period in 2022. The increase was due to several new notes to assist with the uplist to Nasdaq.

Net Income / Loss

The three months ended March 31, 2023; our loss was $1,073,858 compared to loss of $112,588 for the same period in 2022. This increase was primarily due to financing fees.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31, 2023

(unaudited)

	2023	2022
Net Cash provided / (Used) In Operating Activities	$(641,092)	$(538,065)
Cash Flows Used In Investing Activities	39,797	(805,751)
Cash Flows Provided / (used) By Financing Activities	3,247,540	1,368,157
Net (Decrease) Increase in Cash and Cash Equivalents	$2,709,557	$28,903

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

Future Financing

We will continue to rely on equity sales of our common shares to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2022, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, we issued 78,896 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

On February 21, 2022, we issued 375,875 shares of our common stock under our Reg A offering at $3.20 per share. These shares are unrestricted and free trading.

During April of 2022, we issued 122,891 shares of common stock, under S-1 registration statement with GHS for a total of $153,324 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On September 21, 2022, MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

On May 6, 2022, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 234,375 shares of common stock in connections with the transactions.

On December 28, 2022, Mast Hill exercised their warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2023 on Form 10-Q are included, or incorporated by reference, in this three months ended March 31, 2023 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 15th day May, 2023

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date:	May 22, 2023, Update all dates to signing to signing date

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date:	May 22, 2023

/s/ Mr. Ted Hsu
By:	Ted Hsu
Director

Date:	May 22, 2023, Update all dates to signing to signing date

/s/ Ms. Lauren Morrison
By:	Lauren Morrison
Director

Date:	May 22, 2023

/s/ Mr. Matthew Graham Smith
By:	Matthew Graham Smith
Director

Date:	May 22, 2023, Update all dates to signing to signing date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date:	May 22, 2023

