Form 10-Q
period 2023-06-30
Clean Energy Technologies, Inc.
filed 2023-08-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED June 30, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2023

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

As of August 14, 2023 there were 38,755,767 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	Nasdaq

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2023 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$733,171	$149,272
Accounts receivable - net	750,144	1,368,567
Accounts receivable related party	830,570
Lease receivable asset	217,584	217,584
Advance to supplier - prepayment	1,801,895	597,816
Advance to supplier – related party	392,725	-
Deferred offering costs	-	204,556
Investment Heze Hongyuan Natural Gas Co.	863,731	835,756
Due from related party	578,143	-
Loan receivables	-	116,000
Inventory, net	876,164	500,586
Total current assets	7,044,127	3,990,137
Property and equipment- net	46,587	14,816
Goodwill	747,976	747,976
LWL intangibles	1,482,061	1,468,709
Long term investment - Shuya	-	561,656
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	97,755	103,693
Right of use asset - long term	306,234	157,359
Other assets	33,794	30,891
Total non current assets	3,753,499	4,124,192
Total Assets	$10,797,626	8,114,329

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$572,156	860,435
Accounts payable – Related Party	1,322	-
Accrued expenses	121,250	119,030
Customer deposits	597,751	80,475
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Derivative liability	-	588,178
Facility lease liability - current	187,802	186,436
Line of Credit	712,966	998,820
Convertible notes payable (net of discount of 355,473 and $326,805 respectively)	2,560,725	3,092,055
Related party notes payable	33,142	177,704
Total current liabilities	4,920,114	6,236,133
Long-term Liability:
Facility lease liability - long term	142,113
Total liabilities	5,062,227	6,236,132

Commitments and contingencies	$-	-

Stockholders’ equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 38,755,767 and 37,174,879 issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	38,755	37,175
Addition paid-in capital	24,409,310	19,278,230
Accumulated other comprehensible loss	(257,734)	(160,673)
Accumulated deficit	(19,108,027)	(17,276,536)
Total stockholders equity attributable to CETY	5,082,304	1,878,196
Non-controlling interest	653,095
Total stockholders’ equity	5,735,399	1,878,196
Total liabilities and stockholders’ equity	$10,797,626	8,114,329

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2023 and 2022 (Unaudited)

	2023 Three Months	2022 Three Months	2023 Six Months	2022 Six Months
Sales	$4,386,712	1,747,701	$7,283,719	$2,522,968
Sales from related party	412,682	-	412,682
Total Sales, net	4,799,394	1,747,701	7,696,401	2,522,968
Cost of goods sold	4,285,717	1,135,904	7,022,155	1,396,978
Gross profit	513,677	611,797	674,246	1,125,990

Operating expenses:
General and administrative expense	210,509	108,368	299,430	201,304
Salaries	366,288	199,675	584,526	390,892
Travel	129,501	59,664	201,165	87,398
Professional fees legal & accounting	89,227	159,342	177,437	224,195
Facility lease and maintenance	73,595	84,519	196,373	173,480
Consulting engineering	17,924	36,248	185,607	62,051
Depreciation and amortization	3,254	7,519	9,203	15,038
Total operating expenses	890,298	655,335	1,653,741	1,154,358
Net loss from operations	(376,621)	(43,538)	(979,495)	(28,368)

Other income (expenses)	2,320	23,594	81,475	14,258
Change in derivative liability	-	(29,414)	326,539	(13,399)
Gain on debt settlement and write down	130,430	2,920	130,430	2,920
Interest and financing fees	(512,203)	(283,804)	(1,349,594)	(416,275)
Total other income (expenses):	(379,453)	(286,705)	(811,150)	(412,496)
Net loss before income taxes	(756,074)	(330,242)	(1,790,645)	(440,864)
Income tax expense	(1,444)	(16,701)	(2,739)	(18,667)
Net loss	(757,518)	(346,943)	(1,793,384)	(459,531)

Non-controlling interest	(114)	-	(38,137)	-

Net loss attributable to Clean Energy Technologies, Inc.	(757,632)	(346,943)	(1,831,521)	(459,531)

Other comprehensive item
Foreign currency translation loss	(106,674)	(113,666)	(97,061)	(109,104)
Total comprehensible income loss	$(864,306)	(460,609)	$(1,928,582)	$(568,635)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	38,616,144	24,148,230	37,939,667	23,978,725

Net loss per common share basic and diluted	$(0.02)	(0.02)	$(0.05)	$(0.02)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

June 30, 2022 & 2023 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2021	23,589,229	23,589	-	-	-	15,697,688			(17,423,931)	(19,059)	(1,721,712)
Shares issued for Reg A offering	375,875	376				1,202,424					1,202,800
Shares issued for S1	78,897	79				137,831					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,588)
March 31, 2022	24,044,000	24,044	-	-	-	17,037,943	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)
Shares issued for S1	122,898	123				153,112					153,235
Warrants Issued Mast Hill Fund						168,296					168,296
Subscription Receivable							0				0
Accumulated Comprehensive								(113,666)			(113,666)
Net Loss				-	-				(346,943)	-	(346,943)
June 30, 2022	24,166,899	24,167	-	-	-	17,359,351	(18,800)	(109,104)	(17,883,464)	(19,059)	(646,909)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196

Warrants issued in conjunction for debt		-	-	-	-	609,718		-	-	609,718
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(753,781)				(753,781)
Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	9,613	-	-	9,613
Noncontrolling interest ownership									650,951	650,951
Net loss			-	-	-	-		(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,495	-	-	-	23,775,096	(151,060)	(18,350,395)	688,974	6,001,109
Warrants issued in Conjunction For cash	220,314	220				352,282				352,503
Reclassification of derivative liabilities due to note repayment						261,639				261,639
Offering costs						(51,667)				(51,667)
Shares based compensation	40,000	40				71,960				72,000
Accumulated Comprehensive							(106,674)		(35,993)	(142,667)
Net loss								(757,632)	114	(757,518)
June 30, 2023	38,755,767	38,755				24,409,310	(257,734)	(19,108,027)	653,095	5,735,399

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30 (Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,793,384)		$(459,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,203		15,038
Stock compensation expense	148,100		-
Financing fee	-		82,850
Gain on debt settlement	(130,430)		(2,920)
Amortization of debt discount	765,149		52,279
Change in derivative liability	(326,539)		13,399
Changes in operating assets and liabilities:
(Increase) decrease in right of use asset	(159,767)		118,876
(Increase) decrease in lease liability	153,844		(117,161)
(Increase) decrease in accounts receivable	(198,262)		(1,090,501)
(Increase) decrease in prepayments	(872,936)		25,959
(Increase) decrease in other assets	878,903		-
(Increase) decrease in inventory	215,376		(25,683)
(Decrease) increase in accounts payable	(925,820)		54,697
Other (Decrease) increase in accrued expenses	(296,886)		25,676
Other (Decrease) increase in accrued interest	(22,487)		-
Other (Decrease) increase in other payables - related party	(604,975)		97,143
Other (Decrease) increase in customer deposits	540,102		(24,040)
Net cash provided by (used In) operating activities	(2,620,809)		(1,233,919)

Cash Flows from Investing Activities
Cash acquired from consolidation of Shuya	50,226		-
Payment to Heze Hongyuan Natural Gas Co	-		(785,828)
Purchase of intangible assets	(3,859)		-
Purchase of property and equipment	(32,048)		-
Net Cash provided by / (used In) investing activities	14,319		(785,828)

Cash Flows from Financing Activities
Proceeds from notes payable	1,118,382		762,750
Proceeds from warrant exercise	352,503
Payments on notes payables	(1,332,988)		(332,441)
Loan to Rongjun	(72,150)		-
Stock issued for cash	3,093,577		1,475,145
Net Cash provided by financing activities	3,159,324		1,905,454

Foreign Currency Translation	31,065		(109,104)

Net (decrease) increase in Cash	583,899		(223,397)
Cash at Beginning of Period	149,272		1,192,316
Cash at End of Period	$733,171		$968,919

Supplemental Cashflow Information:
Interest Paid	$194,955		$36,048
Taxes Paid	$-		$-

Supplemental Non-Cash Disclosure in Investing and Financing activities
Discounts on new notes	$184,200		$75,000
Universal convertible note principal and accrued interest conversion	$666,250		$-
Warrants issued in conjunction for convertible notes payable	$609,617		$-
Reclass of derivative liability to additional paid in capital	$261,639	$
Shares issued for warrants	$-		$168,296

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2023 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2022 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

A summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Renewables waste to energy solutions, engineering and manufacturing services, and CETY HK natural gas trading business.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,735,399 and a working capital of $2,124,013 as of June 30, 2023. The company also had an accumulated deficit of $19,108,028 as of June 30, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

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

Our principal businesses

Heat Recovery Solutions – Clean Energy Technologies patented frictionless, lubricant and maintenance free magnetic bearing turbine Clean Cycle Generator (CCG) is a heat recovery system that captures waste heat from various sources and converts it into electricity. This system can be integrated into various industrial processes, helping to reduce energy costs and carbon emissions.

Waste to Energy Solutions - Clean Energy Technologies’ waste to energy solutions involve decomposing organic waste materials, such as agricultural waste and food waste at high temperatures into clean energy through its proprietary gasification technology that produce a range of products, including electricity, heat, and biochar.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain most of our cash accounts at JP Morgan Chase bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2023 and December 31, 2022 we had a reserve for potentially un-collectable accounts receivable of $75,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2023 and December 31, 2022 we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Seven (7) customers accounted for approximately 98% of accounts receivable on June 30, 2023. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. Four (4) customers accounted for approximately 98% of accounts receivable on December 31, 2022. Our trade accounts primarily represent unsecured receivables.

Lease asset

As of June 30, 2023 and December 31, 2022 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due to the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the third quarter of 2023 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2023 and December 31, 2022 we had a reserve for potentially obsolete inventory of $897,808.

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

Goodwill

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, goodwill is not amortized; rather, it is tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired.

The Company tests goodwill during the fourth quarter of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed, as required by ASC 350, to determine whether a goodwill impairment exists.

The quantitative test is used to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of the future operating performance of the reporting unit being valued. A goodwill impairment test is required to be completed, at minimum, once annually, and any resulting impairment loss recorded upon completion of the assessment. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

When performing the two-step quantitative impairment test, the Company’s methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company’s cost of capital, otherwise known as the discounted cash flow method (“DCF”). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, licenses and patents. Upon acquisition, estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended June 30, 2023 and 2022.

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

Performance Obligations Satisfied at a Point in Time

FASB ASC 606-10-25-30

If a performance obligation is not satisfied over time, the performance obligation is satisfied at a point in time. To determine the point in time at which a customer obtains control of a promised asset and the entity satisfies a performance obligation, the entity should consider the guidance on control in FASB ASC 606-10-25-23 through 25-26. In addition, it should consider indicators of the transfer of control, which include, but are not limited to, the following:

a. The entity has a present right to payment for the asset.

b. The customer has legal title to the asset.

c. The entity has transferred physical possession of the asset.

d. The customer has the significant risks and rewards of ownership of the asset.

e. The customer has accepted the asset.

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

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition, a) the company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e., a final payment of 10%. As of June 30, 2023 and December 31, 2022 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2023.

Also, from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2023 and December 31, 2022 we had outstanding customer deposits of $597,751 and $80,475 respectively.

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

The carrying amounts of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 reflect:

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – June 30, 2023	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2022	$–	$–	$588,178	$588,178

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

Change from fair value or equity method to consolidation.

In July 2022 JHJ, a wholly owned subsidiary of CETY HK and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHJ owns 20% of Shuya. In August 2022 JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya.

Shuya was set up as the operating entity for pipeline natural gas (PNG) and compressed natural gas (CNG) trading business, while the other two shareholders of Shuya have large supply relationships.

For the year ended December 31, 2022 the Company has determined that Shuya was not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Shuya under the equity method of accounting. Under this method, the investor (“JHJ”) recognizes its share of the profits and losses of the investee (“Shuya”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investing entity appears in its income statement. Also, any recognized profit increases the investment recorded by the investing entity, while a recognized loss decreases the investment.

JHJ made an investment of RMB 3.91 million ($0.55 million) into Shuya during the 12 months ended December 31, 2022 recorded in accordance with ASC 323. Shuya had a net loss of approximately $10,750 during the year ending December 31, 2022 of which approximately $5,000 was allocated to the company, reducing the investment by that amount.

However, effective January 1, 2023 JHJ, SSET and Chengdu Xiangyueheng Enterprise Management Co., Ltd (“Xiangyueheng”), who is the 10% shareholder of Shuya, entered a Three-Parties Consistent Action Agreement, wherein these three shareholders (or three parties) will guarantee that the voting rights will be expressed in the same way at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agree that within the validity period of this agreement, before the party intends to propose the motions to the shareholders or the board of directors on the major matters related to the voting rights of the shareholders or the board of directors, the three parties internally will discuss, negotiate, and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

As a result of Consistent Action Agreement, the Company re-analyzed and determined that Shuya is the variable interest entity (“VIE”) of JHJ because 1) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, and 2) Shuya is structured with disproportionate voting rights, and substantially all the activities are conducted on behalf of an investor with disproportionately few voting rights. Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company concluded JHJ is deemed the primary beneficiary of the VIE. Accordingly, the Company consolidates Shuya effective on January 1, 2023.

The change of control interest was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, referred to as ASC, 805, Business Combinations. The management determined that the Company was the acquiror for financial accounting purposes. In identifying the Company as the accounting acquiror, the companies considered the structure of the transaction and other actions contemplated by the Three-Parties Consistent Action Agreement, relative outstanding share ownership and market values, the composition of the combined company’s board of directors, the relative size of Shuya, and the designation of certain senior management positions of the combined company.

In accordance with ASC 805, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the Acquisition Date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually. All intangible assets and goodwill will be tested for impairment when certain indicators are present. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies. The valuation of purchase considerations was based on preliminary estimates that management believes are reasonable under the circumstances. Basing on preliminary independent valuation, the management decides the difference in the fair value of the consideration paid and book records was immaterial. As Shuya has been operated for less than a year after effective date of control in effective. The management decides that the final purchase price allocation shall be re-valuated subject to change pending to additional operation results and forecast assumptions.

As the Consistent Action Agreement did not quantify any considerations to gain the control, the deemed consideration paid is the fair value of 51% non-controlling interest as of January 1, 2023. The following table summarizes the fair value of the consideration paid and the fair value of assets acquired and liabilities assumed on January 1, 2023, the acquisition date.

Fair value of non-controlling interests	$602,729
Fair value of previously held equity investment	604,318
Subtotal	$1,207,047
Recognized value of 100% of identifiable net assets	(1,207,047)
Goodwill Recognized	$-
Recognized amounts of identifiable assets acquired and liabilities assumed (preliminary):
Inventories	$505,226
Cash and cash equivalents	50,346
Trade and other receivables	952,384
Advanced deposit	672,597
Net fixed assets	6,704
Intangible asset and Goodwill	10,905
Trade and other payables	(1,021,897)
Advanced payments	(5,317)
Salaries and wages payables	(4,692)
Other receivable	40,791
Total identifiable net assets	$1,207,047

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. And the public business entities should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period. However, Shuya was incorporated in July 2022 and the actual consolidation was effective on January 1, 2023 therefore, no comparative period adjustments are presented for the three months ended June 30, 2022 as they do not exist.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. On June 30, 2023 we had outstanding common shares of 38,775,767 used in the calculation of basic earnings per share. Basic weighted average common shares and equivalents for the six months ended June 30, 2023 and June 30, 2022 were 37,939,667 and 23,978,725 respectively. As of June 30, 2023 we had convertible notes, convertible into approximately 2,916,198 of additional common shares, 466,790 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended June 30, 2023 and June 30, 2022 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three and six months ended June 30, 2023 and 2022.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Manufacturing & Engineering services, Clean Energy HRS (HRS), CETY HK LNG Trading, and CETY Renewables Waste to Energy. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	for the six months ended June 30
	2023	2022
Net Sales
Manufacturing and Engineering	36,332	61,018
Clean Energy HRS	28,338	460,885
CETY HK LNG Trading	7,219,049	1,963,053
CETY Renewables Waste to Energy	412,682	38,012
Total Sales	7,696,401	2,522,968

Segment income and reconciliation before tax
Manufacturing and Engineering	18,355	38,475
Clean Energy HRS	30	413,646
CETY HK LNG Trading	270,457	643,239
CETY Renewables Waste to Energy	385,404	30,630
Total Segment income	674,246	1,125,990

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	for the six months ended June 30
	2023	2022
United States	449,014	460,885
China	7,219,049	1,963,053
Other international	28,338	99,030
Total Sales	7,696,401	2,522,968

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations, or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three and six months ended June 30, 2023 and 2022 we had $82,100 in share-based expense. As of June 30, 2023 we had no further non-vested expense to be recognized.

Leases

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months.

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception of Clean Energy Technologies.

On December 22, 2018, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2023 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

Recently Issued Accounting Standards

The Company’s management reviewed all recently issued ASU’s not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2023	December 31, 2022
Accounts Receivable	$845,144	1,443,567
Accounts Receivable Related Party	830,570	-
Less reserve for uncollectable accounts	(95,000)	(75,000)
Total	$1,580,714	1,368,567

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2023	December 31, 2022
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2023 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	June 30, 2023	December 31, 2022
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract-by-contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest-bearing repayments in excess of 1 year.

Our long-term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	June 30, 2023	December 31, 2022
Inventory	$1,773,972	1,398,394
Less reserve	(897,808)	(897,808)
Total	$876,164	500,586

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2023	December 31, 2022
Property and Equipment	$1,389,860	1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,418,709)	(1,415,444)
Net Fixed Assets	$46,587	14,816

Our Depreciation Expense for the three and six months ended June 30, 2023 and 2022 was $3,254 and $7,519 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2023	December 31, 2022
Goodwill	$747,976	747,976
LWL Intangibles	$1,482,061	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(93,034)	(87,096)
Net Fixed Assets	$2,682,114	2,674,700

Our Amortization Expense for the three and six months ended June 30, 2023 and 2022 was $2,969 and 5,938 respectively.

Based on the foregoing analysis of the facts surrounding the Company’s acquisition of LWL, it is the Company’s position that the Company is the acquirer of LWL, under the acquisition method of accounting.

As such, as of November 8, 2021 (the acquisition date), the Company recognized, separately from goodwill, the identifiable assets acquired, and the liabilities assumed in the Business combination.

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$22,035
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,539

Liabilities assumed:
Advance Receipts	$8,539
Net Assets Acquired:	$1,500,000

If LWL reaches USD 5 million in revenue or net profit of USD 1 million by December 31, 2023 then based on the performance contingency there will be issuance of 20,000,000 shares of CETY to the Seller. As of the date of the filing the performance contingencies have not been met.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022 JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025. Under this convertible note, JHJ lent RMB 5,000,000 ($0.78 million) to Rongjun with an annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze.

NOTE 8 – ACCRUED EXPENSES

	June 30, 2023	December 31, 2022
Accrued Wages	$97,439	$102,370
Accrued Taxes and other	23,811	16,660
Accrued Wages and Taxes	$121,250	$119,030

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2023 the outstanding balance was $712,966 compared to $998,820 at December 31, 2022.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

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

On September 7, 2021, the company entered into a promissory note in the amount of $226,345, with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 7, 2022 and has mandatory monthly payments of $23,828. The note had an OID of $23,345 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2022 was $119,142. This note was paid off on June 29, 2022.

On September 28, 2021, the company entered into a promissory note in the amount of $142,720, with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 28, 2022 and has mandatory monthly payments of $15,003. The note had an OID of $14,720 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. This note was paid off as of July 13, 2022.

On March 10, 2022 the company entered into a promissory note in the amount of $170,600 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of Dec 6, 2022.

On June 30, 2022 the company entered into a promissory note in the amount of $252,928 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111. This note was paid off as of Feb 13, 2023.

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539. The note had an OID of $16,447 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31,2022 was $87,697. This note was paid off as of March 7, 2023.

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,634. The note had an OID of $11,850 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30,2023 was $25,267.

On Dec 5,2022 the company entered into a promissory note in the amount of $191,526 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5,2023 and has mandatory monthly payments of $21,068. The note had an OID of $19,760 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2023 was $63,203.

On Feb 10,2023 the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on Feb 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30,2023 was $200,982.

On March 6,2023 the company entered into a promissory note in the amount of $135,005 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465.50 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2023 was $103,954.

Convertible notes

On May 5, 2017, we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of March 31, 2023 the outstanding balance due was $159,895. As of April 3, 2023 this note was settled and paid off, please see comment below.

On May 24, 2017, we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26, 2018, and is currently in default. As of March 31, 2023 the outstanding balance due was $163,980. As of April 3, 2023 this note was settled and paid off. On April 3, 2023 Clean Energy Technologies, Inc. reached an agreement with Cybernaut Zfounder Ventures, LLC to pay off the outstanding convertible notes dated May 5, 2017 and May 24, 2017 in amount equal to $330,555 that were in default for a settlement amount of $200,000.

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022 which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has a fixed conversion rate of $0.06 of our common stock. This note was converted into 277,604 of our common shares on March 28, 2023.

On May 6, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2023 was $879,452.

On August 5, 2022 we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000 plus an original issue discount in the amount of $13,888, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 43,403 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights. This note was paid off as of March 9, 2023 for the payoff amount of $187,451.

On August 17, 2022 we entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) pursuant to which the Company issued to Mast Hill a $150,000 Convertible Promissory Note, due August 17, 2023 (the “Note”) for a purchase price of $135,000 plus an original issue discount in the amount of $15,000, and an interest rate of fifteen percent (15%) per annum. Firstfire is entitled to purchase 46,875 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties, and covenants of the Company and Firstfire as well as providing Firstfire with registration rights. This note was paid off as of March 9, 2023 for the payoff amount of $215,000.

On September 1, 2022 we entered into a Securities Purchase Agreement with Pacific Pier Capital, LLC (Pacific) pursuant to which the Company issued to Pacific a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Pacific is entitled to purchase 43,403 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Pacific as well as providing Pacific with registration rights. This note was paid off as of March 9, 2023 for the payoff amount of $190,606.

On September 16, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. The principal balance and accrued interest of this as of June 30, 2023 was $335,384.

On November 10, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 10, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2023 was $103,901.

On November 21, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 21, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2023 was $103,628.

On December 26, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 (the “Note”) for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2023 was $132,402.

On January 19, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 (the “Note”) for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2023 was $199,450.

On March 8, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 (the “Note”) for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of June 30, 2023 was $768,572.

Total due to Convertible Notes

	June 30, 2023	December 31, 2022
Total convertible notes	$2,677,407	3,156,528
Accrued Interest	238,791	262,331
Debt Discount	(355,473)	(326,804)
Total	$2,560,725	3,092,055

Note 10 – Derivative Liabilities

As a result of the convertible notes, we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility of 91.5%, a risk-free interest rate range of 4.5%, and an exercise price of $1.00. The derivative liability as of June 30, 2023 was $0 after the Company paid off the two convertible notes payable in the second quarter of 2023.

The remaining derivative liabilities were:

	June 30, 2023	December 31, 2022
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$-	$588,178

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

As of June 30, 2023

Year	Lease Payment
2023 (6 months)	109,575
Imputed Interest	(2,984)
Net Lease Liability	$106,591

Our lease expenses for the six months ended June 30,2023 and 2022 were $196,373 and $173,480 respectively.

Effective August 5, 2022 Shuya entered a 48 months lease for a natural gas recycle station from Leishen (the 41% shareholder of Shuya), including the operating right and use right of all the assets and equipment in the station. The annual rent is approximately $76,100, to be paid each year in advance. Effective August 5, 2022 Shuya entered another 48 months lease for leasing sewage treatment land from Leishen for the purpose of operating the natural gas recycling station. The annual rent is approximately $19,540, to be paid each year in advance.

The following is a schedule, by year of lease payment for Shuya as of June 30, 2023.

For the 12 months ending	Lease Payment
2023 (6 months)	41,093
2024	82,185
2025	82,185
2026	41,093
2027	-
Total undiscounted cash flows	246,556
Imputed Interest	(23,232)
Present value of lease liabilities	$223,324

Our lease expense of Shuya for the three months ended June 30, 2023 and 2022 was $82,185 and $0 respectively.

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing a 5% average borrowing rate based on the major banks borrowing rate in China..

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal to the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

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

On January 6, 2023 our board of directors and majority shareholders approved a reverse stock split. Effective upon the filing of our Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of Nevada, the shares of the Corporation’s Common Stock issued and outstanding immediately prior to the Effective Time of January 6, 2023 will be automatically reclassified as and combined into shares of Common Stock such that each (40) shares of Old Common Stock shall be reclassified as and combined into one (1) share of New Common Stock. All per share references to common stock have been retroactively represented throughout the financials.

Common Stock Transactions

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022 which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has a fixed conversion rate of $2.40 of our common stock. This note and accrued interest was converted into 277,604 of our common shares on March 28, 2023.

On February 21, 2022 we issued 375,875 shares of our common stock under our Reg A offering at $.08 per share. These shares are unrestricted and free trading.

During the quarter ended March 31, 2022 we issued 78,897 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

During April of 2022 we issued 122,898 shares of common stock, under S-1 registration statement with GHS for a total of $156,188 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On December 28, 2022 Mast Hill exercised their warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On August 17, 2022 we issued 46,875 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022 we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On January 19, 2023, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 58,438 shares of common stock in connections with the transactions.

On January 27, 2023 we issued 3,745 shares of our common stock due to rounding post the reverse stock split.

On March 23, 2023 we sold 975,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $4.00 per share. Net proceeds from this offering was $3,093,577.

In the second quarter of 2023, the Company issued 40,000 shares to a consultant at fair value of $72,000.

On March 8, 2023 the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 367,000 shares of common stock in connections with the transactions.

On April 18, 2023 Mast Hill exercised the right to purchase 93,750 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on September 16, 2022. The exercise price is $1.60 per share. The total purchase price was $150,000.

On May 10, 2023 Mast Hill exercised the right to purchase 58,438 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on Jamuary 19, 2023. The exercise price is $1.60 per share. The total purchase price was $93,501.

On June 14, 2023 Mast Hill exercised the right to purchase 38,438 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on December 26, 2022. The exercise price is $1.60 per share. The total purchase price was $61,501.

On June 23, 2023 Mast Hill exercised the right to purchase 29,688 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2023 there were 38,755,767 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 20,000,000 shares of preferred stock, par value $0.001 per share. Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations, or restrictions of the shares of each such series.

Unless our Board of Directors provides otherwise, the shares of all series of preferred stock will rank on parity with respect to the payment of dividends and to the distribution of assets upon liquidation. Any issuance by us of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change of our control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock.

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

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022 we issued 234,375 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022 Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On August 5, 2022 we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022 we issued 46,875 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022 we issued 43,403 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

On September 16, 2022 we issued 93,750 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On April 18, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On November 10, 2022 we issued 29,687 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 23, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On November 21, 2022 we issued 29,687 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On December 26, 2022 we issued 38,437 warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 14, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On January 19, 2023 we issued 58,438 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On May 19, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On February 13, 2023 we issued 26,701 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April 2022 at the exercise price of $5.00.

On March 8, 2023 we issued 367,000 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

			Warrants
	Warrants -	Weighted	exercisable -	Weighted
	Common	Average	Common	Average
	Share	Exercise	Share	Remaining	Intrinsic
	Equivalents	price	Equivalents	Life	Value
Outstanding December 31, 2022	325,243	$1.60	325,243	4.00	-
Expired	-	-	-	-	-
Additions	425,438	1.60	425,438	4.7	-
Additions	26,701	5.00	26,701	4.8	-
Exercised	(310,592)	1.60	(310,592)
Outstanding June 30, 2023	466,790	$2.86	466,790	$

Stock Options

We currently have no outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

From August 2022 through October 2022 Hongzhuo Shuya (Shuya) a 49% owned subsidiary (also is our consolidated VIE) of CETY HK limited engaged in the trading of pipeline gas and CNG processing and sales provided Sichuan Leishen Hongzhuo Energy Development Co., Ltd (Leishen) with approximately total of $740,000 loan with a 4-year term to facilitate building of a natural gas recycling station to provide Shuya with CNG sales. Leishen owns 41% of Shuya and as an entity can obtain the permits and licenses to build and operate the NG Recycling Station to produce CNG. At the end of the 4-year term of the loan, Leishen has the option to either move the NG Recycling Station and all permits to Shuya or repay the loan.

Additionally, Leishen has relationships with the supply side of the NG business and is able to obtain large amounts of NG. As a result, Shuya also has a supplier relationship with Leishen. The price obtained from Leishen will be better than any unrelated party as their markup is below market. Our Board of Directors has approved the transactions between Leishen and the Company. During the quarter ended March 31, 2023 Shuya made a $1.03 million purchase from Leishen. As of March 31, 2023 we had account receivable from Leishen $4,883, advance to supplier of Leishen of $458,014, accounts payable to Leishen of $138,347. In addition, we lent $736,736 to Leishen as of March 31, 2023 for Leishen to construct a CNG refueling station on behalf of Shuya, the loan term is four years. When the CNG refueling station is ready for operation, Shuya will lease the CNG refueling station from Leishen at a favorabvle price equivalent to the depreciation amount of the station; when the assets are eligible for transfer, Leishen will transfer the assets of CNG refueling station to Shuya at the net asset value.

Effective August 5, 2022 Shuya entered a 48 months lease for a natural gas recycle station from Leishen, including the operating right and use right of all the assets and equipment in the station. The annual rent is approximately $76,100, to be paid each year in advance. Effective August 5, 2022 Shuya entered another 48 months lease for leasing sewage treatment land from Leishen for the purpose of operating the natural gas recycling station. The annual rent is approximately $19,540, to be paid each year in advance.

On May 13, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established Vermont Renewable Gas LLC (“VRG”) with our partner, Synergy Bioproducts Corporation (“SBC”) The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in Vermont Renewable Gas LLC.

On June 2, 2023 CETY executed a turnkey agreement for the design, construction, and delivery of organics to energy plant with Vermont Renewable Gas, LLC. As a result, CETY has invoiced VRG $412,682 in the second quarter of 2023 and recorded as related party revenue.

On November 2, 2016, we effected the repayment of the convertible note dated March 15, 2016, for an aggregate amount of $84,000. Concurrently, we entered into an Escrow Funding Agreement with Red Dot Investment, Inc., a California corporation (“Reddot”), pursuant to which Reddot deposited funds into escrow to fund the repayment and we assigned to Reddot our right to acquire the convertible note and Reddot acquired the convertible note. Concurrently, we and Reddot amended the convertible note (a) to have a fixed conversion price of $.20 per share, subject to potential further adjustment in the event of certain Common Stock issuances, (b) to have a fixed interest rate of ten percent (10%) per annum with respect to both the redemption amount and including a financing fee and any costs, expenses, or other fees relating to the convertible note or its enforcement and collection, and any other expense for or on our account (in each case with a minimum 10% yield in the event of payoff or conversion within the first year), such amounts to constitute additional principal under the convertible note, as amended, and (c) as otherwise provided in the Escrow Funding Agreement. The March 2016 convertible note, as so amended, is referred to as the “Master Note.”

Concurrently with the foregoing note repayments, we entered into a Credit Agreement and Promissory Note (the “Credit Agreement”) with Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation (“MW I”), pursuant to which MW I deposited funds into escrow to fund the repayment of the convertible notes and we assigned to MW I our right to acquire the convertible notes and otherwise agreed that MW I would be subrogated to the rights of each note holder to the extent a note was repaid with funds advanced by MW I. Concurrently, MW I acquired the Master Note and we agreed that all amounts advanced by MG I to or for our benefit would be governed by the terms of the Master Note, including the payment of a financing fees, interest, minimum interest, and convertibility. Reddot is MW I’s agent for the purposes of administration of the Credit Agreement and the Master Note and advances thereunder.

On February 13, 2018, the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. As a result, we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to MGW Investments, and they agreed not to convert the $939,500 note into shares in excess of the 20,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 50,000,000 shares. This note converted into 34,644 of company’s common stock on September 21, 2022.

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

Subsequently on May 11 this note was amended, and the maturity date was extended to October 8, 2023 and the restriction on the conversion of the note was removed if the holder of this note holds over 9.9% of the Company’s common stock. On June 24, 2021, MGW I converted $75,000 of the outstanding balance of this note into 625,000 shares of company’s common stock.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. MGW Investment limited forgave $80,000 of this amount in the 4th quarter of 2022. The outstanding balance on this advance on June 30, 2022 is $33,142.

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The investment was used for the acquisition of LWL.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is a distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The number of parts purchases in the 1st and 2nd quarter of 2023 was $6,187.00. Our Board of Directors has approved the transactions between Billet Electronics and the Company. The outstanding balance as of June 30, 2023 was $1,187.

Note 14 - WARRANTY LIABILITY

For the quarter ended June 30, 2023 and for the year ended December 31, 2022 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of June 30, 2023 was 100,000.

NOTE 15 – NON-CONTROLLING INTEREST

On April 2, 2023 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established Vermont Renewable Gas LLC (“VRG”) with our partner, Synergy Bioproducts Corporation (“SBC”) The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in Vermont Renewable Gas LLC.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 49/51 and the agreement provides for a Management Committee of 3 members. Two of the three members are from Synergy Bioproducts Corporation, and one is from CETY. Both parties do not have substantial capital at risk and CETY does not have voting interest. However, SBC has controlling interest and more board votes therefore SBC is the beneficiary of the VIE and as a result we record it as an equity investment. Accordingly, the Company has elected to account for the joint venture as an equity method investment in accordance with ASC 323 Investments – Equity Method and Joint Ventures. This decision is a result of the company’s evaluation of its involvement with potential variable interest entities and their respective risk and reward scenarios, which collectively affirm that the conditions necessitating the application of the variable interest model are not present.

In July 2022 JHJ and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHJ owns 20% of Shuya. In August 2022 JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya. As a result of Consistent Action Agreement entered on December 31, 2022 the Company re-analyzed and determined that Shuya is the variable interest entity (“VIE”) of JHJ, and the Company consolidates Shuya into its consolidated financial statements effective on January 1, 2023. The non-controlling interest of Shuya represents the 41% equity ownership that is owned by Leishen, and 10% equity ownership owned by another shareholder.

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

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to have a discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years before allocation is made to the statutory reserve. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Technology was established as domestic enterprises and therefore is subject to the above-mentioned restrictions on distributable profits.

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

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2023 Clean Energy Technology, Inc., a Nevada corporation (the “Company”) closed the transactions contemplated by the Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) dated July 18, 2023 (the “Securities Purchase Agreement”) pursuant to which the Company issued to Mast Hill a $556,000 Convertible Promissory Note, due July 18, 2024 (the “Note”) for a purchase price of $ 500,400 plus an original issue discount in the amount of $55,600, and an interest rate of fifteen percent (15%) per annum.

The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company.

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

Our internet website address is www.cetyinc.com the information contained on our website are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS, the engineering & manufacturing services, CETY Renewables waste to energy solutions, and CETY HK natural gas trading business.

We specialize in renewable energy & energy efficiency systems design, manufacturing, and project implementation. We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We provided engineering and manufacturing electronics services to original equipment manufacturers (OEMs) of clean energy, industrial, automotive, semiconductor, medical, communication, military, and high technology products.

With the vision to combat climate change and creating a better, cleaner, and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. Our principal executive offices are located at 2990 Redhill Avenue, Costa Mesa, CA 92626. We have 15 full-time employees. All employees and overheads are shared between Clean Energy Technologies, Inc.

Clean Energy Technologies, Inc. established a new company, CETY Europe, SRL (CETY Europe) as a wholly owned subsidiary. CETY Europe is a Sales and Service Center in Silea (Treviso), Italy established in 2017. The service center became operational in November 2018. Their offices are located at Alzaia Sul Sile, 26D, 31057 Silea (TV) and they have 1 full-time employee.

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

Our principal businesses

Waste Heat Recovery Solutions – we recycle waste heat produced in manufacturing, waste to energy and power generation facilities using our patented Clean CycleTM generator to create electricity which can be recycled or sold to the grid.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS & CETY Europe - Our Waste Heat Recovery Solutions, converting thermal energy to zero emission electricity.

CETY Renewables Waste to Energy Solutions – Providing Waste to Energy technologies and solutions.

Engineering & Manufacturing Services – providing customers with comprehensive design, manufacturing, and project management solutions.

CETY HK

Which is the parent company of our NG trading operations in China, as well as our planned joint venture to acquire NG distribution systems depots and transmission systems. Prior to the first quarter of 2022 the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results the six months Ended June 30, 2023 Compared to the same period in 2022.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,735,399 and a working capital of $2,124,013 as of June 30, 2023 the company also had an accumulated deficit of $19,108,027 as of June 30, 2023 and used $2,620,809 in net cash from operating activities for the six months ended June 30, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the six months ended June 30, 2023 our total revenue was $7,696,401 compared to 2,522,968 for the same period in 2022 which represents revenue growth of 205% and 189% growth over the total revenue in 2022.

For the six months ended June 30, 2023 our gross profit was $674,246 compared to $1,125,990 for the same period in 2022. The highly volatile natural gas (NG) prices during winter and summer impacted the profit margins, however CETY’s waste to energy and engineering solutions significantly boosted the margins.

For the six months ended June 30, 2023 our operating expense was $1,653,741 compared to $1,154,358 for the same period in 2022. This increase is as a result of CETY’s expansion in 2023 and additional cost associated with marketing and business development, professional fees for legal and accounting, increase in salary expense for the new CFO, Director of operations and additional cost for consulting engineering.

For the six months ended June 30, 2023 we had a net loss of $1,793,384 compared to $459,531 for the same period in 2022 due to increased interest and financing fees of $1,349,594 for interest, financing fees and debt discount calculations associated with the warrant issuances and additional operating expenses mentioned above.

For the six months ended June 30, 2023 stockholder’s equity was $5,735,399 compared to $1,878,196 on December 31, 2022. This is a result of the offering related to the Nasdaq up-list as well as debt conversions and write-offs.

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering Procurement and Consulting (EPC), and CETY HK (NG trading and acquisitions). The first half of 2023 revenue was mainly contributed by NG trading. The revenue in this segment is expected to continue to scale up which will help establish CETY as a player in the China market and allows cross-selling of CETY products and solutions. CETY expects larger revenue contribution from Waste-to-Energy, Heat Recovery, and EPC in the latter of this year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont, which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with updates coming soon. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The breakneck revenue growth that was demonstrated this quarter is a direct result of this strategy as we have exceeded the revenues for the entire year of 2022. CETY believes that it will continue to deliver growth in all segments this year due to our belief that there is an optimistic industry macro backdrop. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. This is evidenced by the Paris Agreement and COP26. The Inflation Reduction Act passed by Congress in August 2022 had specific provisions that can take advantage of CETY’s products and solutions. Another catalyst that will potentially help our Company, is a continuously improving global supply chain as U.S. and European markets have begun to return normal levels post COVID and China has reopened its borders. The European energy crisis has given rise to the opportunity for CETY to sell more of its products and solutions as customers are in search of self-generation capabilities in renewable energy. And lastly, as China ends its draconian COVID lockdown policies, CETY was able to resume its growing business in that region.

CETY reached a momentous milestone in its corporate history on March 23, 2023 when the company was able to meet all the Nasdaq listing standards and began trading on Nasdaq. Nasdaq trading status increases CETY’s reputation greatly and benefits CETY’s sales plans globally. This also improves the company’s ability to access capital with better terms.

CETY expects to and will continue to execute its corporate strategy to build sustained and profitable growth by providing end to end fully integrated solutions and technologies, expand our global sales and marketing, production, research & development, as well as search for synergistic acquisition opportunities.

See note 1 to the notes to the financial statements for a discussion on critical accounting policies.

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction.

Results of the six-month ended June 30, 2023 compared to the six-month ended June 30, 2022

Net Sales

For the six months ended June 30, 2023 our total revenue was $7,696,401 compared to $2,522,968 for the same period in 2022. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Renewables waste to energy solutions, the engineering and manufacturing services, and CETY HK Natural gas trading business.

Segment breakdown

The six months ended June 30, 2023 our revenue from Engineering and Manufacturing was $36,332 compared to $61,018 for the same period in 2022. Our engineering team was in transition to establish the innovation center in Europe and has executed a master services agreement with RPG to support its fortune 500 customers with its sustainability goals. Additionally, our engineering team has started work on the Vermont projects in the second quarter of 2023. We expect continued growth from this segment.

The six months ended June 30, 2023 our revenue from HRS was $28,338 compared to $460,885 for the same period in 2022. The revenue from this segment in 2023 was from service fees vs. Equipment sale in 2022. We are in the process of securing long lead materials to complete several units over the next few months and be able to recognize unit sales by the end of the year.

The six months ended June 30, 2023 our revenue from our wholly owned subsidiary CETY HK was $7,219,049 compared to $1,963,053 for the same period in 2022. The increase was as a result of the ability to secure larger amounts of gas and we should be seeing faster growth from this segment due to the nature of the business.

The six months ended June 30, 2023 our revenue from our wholly owned subsidiary CETY Renewables Waste to Energy was $412,682 compared to $38,012 for the same period in 2022.

Gross Profit

The six months ended June 30, 2023; our gross profits were $674,246 compared to $1,125,990 for the same period in 2022. The decrease in gross profit was due to lower margins from the NG business offset by higher revenue from the HRS and Engineering services.

Segment breakdown

The six months ended June 30, 2023 our gross profit from Engineering and Manufacturing was $18,355 compared to $22,543 for the same period in 2022.

The six months ended June 30, 2023 our gross profit from HRS was $29 compared to $445,885 for the same period in 2022. We only had service revenue from HRS segment in the first quarter of 2023 the higher revenue from the same period in 2022 was a result of equipment sale.

The six months ended June 30, 2023 our gross profit from CETY HK was $270,457 compared to $650,180 for the same period in 2022. The lower margin was due to lower gas prices in winter and spring and higher volume.

The six months ended June 30, 2023 our gross profit from our waste to energy solutions was $385,404 compared to $7,382 for the same period in 2022. The higher margins were as a result of higher sales and launch of the Vermont Renewable Gas project.

Selling, General and Administrative (SG&A) Expenses

The six months ended June 30, 2023; our SG&A expense was $299,430 compared to $201,304 for the same period in 2022. The increase was due to increased marketing and expansion.

Salaries Expense

The six months ended June 30, 2023; our salaries expense was $584,526 compared to $390,892 for the same period in 2022. The increase in the quarter ended June 30, 2023 was due to new hires.

Travel Expense

The six months ended June 30, 2023; our travel expense was $201,165 compared to $87,398 for the same period in 2022. The increase was due to travel expenses related to Europe for the MSA development and increased site visits due to an increase in the sales opportunities and commissioning, and customer visits in China related ot the LNG trading business.

Professional fees legal and accounting

The six months ended June 30, 2023; our professional fees expense was $177,437 compared to $224,195 for the same period in 2022. The decrease in legal and accounting fees was due to less work related to the registration.

Facility Lease and Maintenance Expense

The six months ended June 30, 2023 our Facility Lease and maintenance expense was $196,373 compared to $173,840 for the same period in 2022.

Depreciation and Amortization Expense

The six months ended June 30, 2023 our depreciation and amortization expense was $9,203 compared to $15,038 for the same period in 2022 which remained relatively unchanged.

Change in Derivative Liability

The six months ended June 30, 2023; we had a gain on derivative liability of $326,539 compared to a gain of $13,399 for the same period in 2022. The gain in derivative liability was from a favorable derivative calculations and payoffs from several convertible notes in the six months ended June 30, 2023.

Interest and Finance Fees

The six months ended June 30, 2023 interest and finance fees were $1,349,594 compared to $416,864 for the same period in 2022. The increase was due to several new notes to assist with the uplist to Nasdaq.

Net Income / Loss

The six months ended June 30, 2023; our loss was $1,793,384 compared to loss of $459,531 for the same period in 2022. This increase was primarily due to 1,349,594 of financing fees, due to our willingness to pay more for financing to safeguard investors, preventing dilution at lower valuation.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30, 2023

(unaudited)

	2023	2022
Net Cash provided / (Used) In Operating Activities	$(2,620,809)	$(1,233,919)
Cash Flows Used In Investing Activities	14,319	(785,828)
Cash Flows Provided / (used) By Financing Activities	3,159,324	1,905,454
Net (Decrease) Increase in Cash and Cash Equivalents	$583,899	$(223,397)

Capital Requirements for long-term Obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K filed with the SEC on April 17, 2022 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 2. Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022 we issued 78,896 shares of common stock, under S-1 registration statement with GHS for a total of $134,755 in net proceeds and expensed $45,498 in legal and financing fees as a result.

On February 21, 2022 we issued 375,875 shares of our common stock under our Reg A offering at $3.20 per share. These shares are unrestricted and free trading.

During April of 2022 we issued 122,891 shares of common stock, under S-1 registration statement with GHS for a total of $153,324 in net proceeds and expensed $34,500 in legal and financing fees as a result.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

On May 6, 2022 the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 234,375 shares of common stock in connections with the transactions.

On December 28, 2022 Mast Hill exercised their warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022 which accrues interest at the rate of 2% per annum. IThis note and accrued interest was converted into 277,604 of our common shares on March 28, 2023.

On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 31,111 shares of common stock.

In the second quarter of 2023, the Company issued 40,000 shares to a consultant at fair value of $72,000.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated June 30, 2023 on Form 10-Q are included, or incorporated by reference, in this six months ended June 30, 2023 Report on Form 10-Q.

EXHIBIT
NUMBER	DESCRIPTION
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link Base Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Link Base Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Base Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Link Base Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 22nd day August 2023

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date:	August 14, 2023 update all dates to signing to signing date

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date:	August 14, 2023

/s/ Mr. Ted Hsu
By:	Ted Hsu
Director

Date:	August 14, 2023 update all dates to signing to signing date

/s/ Ms. Lauren Morrison
By:	Lauren Morrison
Director

Date:	August 14, 2023

/s/ Mr. Matthew Graham Smith
By:	Matthew Graham Smith
Director

Date:	August 14, 2023 update all dates to signing to signing date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

August 14, 2023

