Form 10-Q
period 2023-09-30
Clean Energy Technologies, Inc.
filed 2023-11-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED September 30, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41654

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 14, 2023 there were 38,968,955 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CETY	Nasdaq

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2023 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$263,814	$149,272
Accounts receivable - net	1,131,679	1,368,567
Accounts receivable - related party	861,007
Lease receivable asset	217,584	217,584
Advance to supplier - prepayment	2,220,077	597,816
Advance to supplier – related party	414,786	-
Deferred offering costs	-	204,556
Investment Heze Hongyuan Natural Gas Co.	858,720	835,756
Due from related party	604,850	-
Loan receivables	-	116,000
Inventory, net	831,586	500,586
Total current assets	7,404,103	3,990,137
Property and equipment- net	43,500	14,816
Goodwill	747,976	747,976
LWL intangibles	1,481,634	1,468,709
Long term investment - Shuya	-	561,656
Long-term financing receivables - net	684,770	684,770
License	354,322	354,322
Patents	94,786	103,693
Right of use asset - long term	249,648	157,359
Other assets	34,763	30,891
Total non current assets	3,691,399	4,124,192
Total Assets	$11,095,502	8,114,329

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$368,402	860,435
Accrued expenses	327,833	119,030
Customer deposits	770,943	80,475
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Derivative liability	-	588,178
Facility lease liability - current	269,081	186,436
Line of Credit	648,369	998,820
Convertible notes payable (net of discount of 257,582 and $326,805 respectively)	3,110,442	3,092,055
Related party notes payable	-	177,704
Total current liabilities	5,628,070	6,236,132
Long-term Liability:
Facility lease liability - long term	78,381
Total liabilities	5,706,451	6,236,132

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 38,968,955 and 37,174,879 issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	38,968	37,175
Addition paid-in capital	24,750,198	19,278,230
Accumulated other comprehensible loss	(272,847)	(160,673)
Accumulated deficit	(19,829,422)	(17,276,536)
Total stockholders’ equity attributable to CETY	4,686,897	1,878,196
Non-controlling interest	702,154	-
Total stockholders’ equity	5,389,051	1,878,196
Total liabilities and stockholders’ equity	$11,095,502	8,114,329

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (Unaudited)

	2023 Three Months	2022 Three Months	2023 Nine Months	2022 Nine Months
Sales	$3,637,679	44,629	$10,921,398	$2,567,596
Sales from related party	367,038	-	779,720
Total Sales, net	4,004,717	44,629	11,701,118	2,567,596
Cost of goods sold	3,251,334	18,716	10,273,489	1,415,693
Gross profit	753,383	25,913	1,427,629	1,151,903

Operating expenses:
General and administrative expense	176,648	79,252	476,078	284,025
Salaries	455,905	197,036	1,040,431	587,928
Travel	126,941	38,990	328,104	126,388
Professional fees legal & accounting	82,039	135,441	259,476	359,636
Facility lease and maintenance	151,155	86,781	347,529	260,262
Consulting engineering	58,933	21,880	244,540	83,931
Depreciation and amortization	4,602	7,519	13,805	22,557
Total operating expenses	1,056,223	566,899	2,709,963	1,724,727
Net loss from operations	(302,840)	(540,986)	(1,282,334)	(572,824)

Other income (expenses)	34	9,976	81,539	25,790
Change in derivative liability	-	419	326,539	(12,980)
Gain on debt settlement and write down			130,430	2,920
Interest and financing fees	(358,095)	(331,177)	(1,707,690)	(747,451)
Total other income (expenses):	(358,061)	(320,782)	(1,169,182)	(731,721)
Net loss before income taxes	(660,901)	(861,768)	(2,451,516)	(1,304,546)
Income tax expense	(6,235)	353	(8,973)	(18,315)
Net loss	(667,136)	(861,415)	(2,460,489)	(1,322,861)

Non-controlling interest	54,259	19,059	92,396	19,059
Net loss attributable to Clean Energy Technologies, Inc.	(721,395)	(880,474)	(2,552,885)	(1,341,920)

Net loss	(667,136)	(861,415)	(2,460,489)	(1,322,861)
Other comprehensive item
Foreign currency translation loss	(20,313)	(134,031)	(153,367)	(243,135)
Total comprehensible income loss	$(687,449)	(995,446)	$(2,613,856)	$(1,565,996)
Non-controlling interest accumulative other comprehensive income	(5,200)	-	(41,193)	-
Total comprehensive income attributable to non-controlling interests	$(682,249)	(995,446)	$(2,572,663)	$(1,565,996)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	38,795,160	25,569,891	38,227,965	24,514,942

Net loss per common share basic and diluted	$(0.02)	(0.00)	$(0.07)	$(0.00)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Deficit

September 30, 2022 & 2023 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2021	23,589,229	23,589	-	-	-	15,697,688			(17,423,931)	(19,059)	(1,721,712)
Shares issued for Reg A offering	375,875	376				1,202,424					1,202,800
Shares issued for S1	78,897	79				137,831					137,910
											-
Subscription Receivable							(18,800)				(18,800)
Accumulated Comprehensive								4,562			4,562
Net Loss									(112,589)	-	(112,588)
March 31, 2022	24,044,000	24,044	-	-	-	17,037,943	(18,800)	4,562	(17,536,520)	(19,059)	(507,830)
Shares issued for S1	122,898	123				153,112					153,235
Warrants Issued Mast Hill Fund						168,296					168,296
Subscription Receivable							0				0
Accumulated Comprehensive								(113,666)			(113,666)
Net Loss				-	-				(346,943)	-	(346,943)
June 30, 2022	24,166,899	24,167	-	-	-	17,359,351	(18,800)	(109,104)	(17,883,464)	(19,059)	(646,909)
Shares issued MGW Note Conversion	12,907,534	12,908				1,535,996					1,548,904
Warrants issued Q3 Bridge Financing						240,824					240,824
Subscription Receivable							18,800				18,800
Accumulated Comprehensive								(134,031)			(134,031)
Net Loss									(880,474)	(19,060)	(861,415)
September 30, 2022	37,074,433	37,074				19,136,171	0	(243,136)	(18,763,939)	0	166,173

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196

Warrants issued in conjunction for debt		-	-	-	-	609,718		-	-	609,718
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(753,781)				(753,781)

Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	9,613	-	-	9,613
Noncontrolling interest ownership									650,951	650,951
Net loss			-	-	-	-		(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,495	-	-	-	23,775,096	(151,060)	(18,350,395)	688,974	6,001,109
Warrants issued in Conjunction For cash	220,314	220				352,282				352,503
Reclassification of derivative liabilities due to note repayment						261,639				261,639
Offering costs						(51,667)				(51,667)

Shares based compensation	40,000	40				71,960				72,000
Accumulated Comprehensive							(106,674)		(35,993)	(142,667)
Net loss								(757,632)	114	(757,518)
June 30, 2023	38,755,767	38,755				24,409,310	(257,734)	(19,108,027)	653,095	5,735,399
Shares issued for warrant conversion	213,188	213				340,888				341,101
Accumulated Comprehensive							(15,113)		(5,200)	(20,313)
Net loss								(721,395)	54,259	(667,136)
September 30, 2023	38,968,955	38,968				24,750,198	(272,847)	(19,829,422)	702,154	5,389,051

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30 (Unaudited)

	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,460,489)	$(1,322,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,264	22,557
Stock compensation expense	148,100	-
Financing fee		380,000
Gain on debt settlement	(130,430)	(2,920)
Amortization of debt discount	918,640	145,632
Change in derivative liability	(326,539)	12,980
Changes in operating assets and liabilities:
(Increase) decrease in right of use asset	(100,511)	177,745
(Decrease) increase in lease liability	172,325	(175,172)
(Increase) decrease in accounts receivable	(617,362)	(1,113,760)
(Increase) decrease in prepayments	(1,137,464)	(194,306)
(Increase) decrease in equity method investment	-	13,650
(Increase) decrease in other assets	673,030	-
(Increase) decrease in inventory	349,126	(65,757)
(Decrease) increase in accounts payable	(1,041,509)	44,955
Other (Decrease) increase in accrued expenses	(422,020)	171,619
Other (Decrease) increase in accrued interest	104,694	-
Other (Decrease) increase in other payables - related party	(705,560)	-
Other (Decrease) increase in customer deposits	715,473	(24,040)
Net cash used in operating activities	(3,842,232)	(1,929,678)

Cash Flows from Investing Activities
Cash acquired from consolidation of Shuya	49,495	-
Payment to Heze Hongyuan Natural Gas Co	-	(838,090)
Investment in Shuya	-	(550,644)
Purchase of intangible assets	(3,802)	-
Purchase of property and equipment	(31,582)	-
Net Cash provided by investing activities	14,111	(1,388,734)

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	1,544,920	1,677,300
Proceeds from warrant exercise	693,603
Payments on notes payables and lines of credit	(1,463,049)	(626,242)
Loan receivable	(14,220)	-
Stock issued for cash	3,145,244	1,493,945
Net Cash provided by financing activities	3,906,498	2,545,003

Foreign currency translation	36,165	(243,136)

Net Increase (decrease) in cash and cash equivalents	114,542	(1,016,545)
Cash and cash equivalents at beginning of period	149,272	1,192,316
Cash and Cash Equivalents at End of Period	$263,814	$175,771

Supplemental Cash flow information:
Interest paid	$263,053	$331,177
Taxes paid	$-	$-

Supplemental Non-Cash Disclosure in Investing and Financing activities
Discounts on new notes	$239,800	$437,004
Universal convertible note principal and accrued interest conversion	$666,250	$-
Warrants issued in conjunction for convertible notes payable	$609,617	$-
Shares issued for warrants	$261,639	$240,824
Shares issued for debt conversion conversions	-	1,548,904

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2023 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2022 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ending September 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,389,051 and a working capital of $1,755,468 as of September 30, 2023. The company also had an accumulated deficit of $19,829,422 as of September 30, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2023 and December 31, 2022 we had a reserve for potentially un-collectable accounts receivable of $95,322 and $75,000, respectively. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of September 30, 2023 and December 31, 2022 we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Seven (7) customers accounted for approximately 98% of accounts receivable on September 30, 2023. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. Four (4) customers accounted for approximately 98% of accounts receivable on December 31, 2022. Our trade accounts primarily represent unsecured receivables.

Lease asset

As of September 30, 2023 and December 31, 2022 we had a lease asset that was purchased from General Electric with a value of $1,309,527, however due to the purchase price allocation, we recognized a value of $217,584. The lease is due to be commissioned in the 1st quarter of 2024 and will generate approximately $20,000 per month for 120 months. See note 3 for additional information.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2023 and December 31, 2022 we had a reserve for potentially obsolete inventory of $897,808.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended September 30, 2023 and 2022.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e., a final payment of 10%. As of September 30, 2023 and December 31, 2022 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2024.

Also, from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2023 and December 31, 2022 we had outstanding customer deposits of $770,943 and $80,475 respectively.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 reflect:

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – September 30, 2023	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2022	$–	$–	$588,178	$588,178

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

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. And the public business entities should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period. However, Shuya was incorporated in July 2022 and the actual consolidation was effective on January 1, 2023 therefore, no comparative period adjustments are presented for the three months ended September 30, 2022 as they do not exist.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. On September 30, 2023 we had outstanding common shares of 38,968,955 used in the calculation of basic earnings per share. Basic weighted average common shares and equivalents for the nine months ended September 30, 2023 and September 30, 2022 were 38,227,965 and 24,514,942 respectively. As of September 30, 2023 we had convertible notes, convertible into approximately 2,609,143 of additional common shares, 253,604 common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended September 30, 2023 and September 30, 2022 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three and nine months ended September 30, 2023 and 2022.

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

Selected Financial Data

	for the nine months ended September 30
	2023	2022
Net Sales
Manufacturing and Engineering	59,877	132,316
Clean Energy HRS	399,136	509,330
CETY HK LNG Trading	10,462,385	1,925,950
CETY Renewables Waste to Energy	779,720	-
Total Sales	11,701,118	2,567,596

Segment income and reconciliation before tax
Manufacturing and Engineering	16,528	85,352
Clean Energy HRS	148,706	467,534
CETY HK LNG Trading	524,152	631,082
CETY Renewables Waste to Energy	738,243	-
Less: operating expenses	2,709,963	1,724,727
Less: other income and expenses	1,169,182	731,721
Net Profit / (Loss) before income taxes	(2,451,516)	(1,304,546)

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	for the nine months ended September 30
	2023	2022
United States	1,207,760	509,330
China	10,462,385	1,925,950
Other international	30,973	132,316
Total Sales	11,701,118	2,567,596

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations, or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the three and nine months ended September 30, 2023 and 2022 we had $82,100 in share-based expense. As of September 30, 2023 we had no further non-vested expense to be recognized.

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2023	December 31, 2022
Accounts Receivable	$1,131,679	1,443,567
Accounts Receivable Related Party	861,007	-
Less reserve for uncollectable accounts	(95,322)	(75,000)
Total	$1,131,679	1,368,567

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2023	December 31, 2022
Lease asset	$217,584	$217,584

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2023 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

	September 30, 2023	December 31, 2022
Long-term financing receivables	$932,270	$932,270
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$684,770	$684,770

On a contract-by-contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest-bearing repayments in excess of 1 year.

Our long-term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	September 30, 2023	December 31, 2022
Inventory	$1,729,394	1,398,394
Less reserve	(897,808)	(897,808)
Total	$831,586	500,586

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2023	December 31, 2022
Property and Equipment	$1,388,406	1,354,824
Leasehold Improvements	75,436	75,436
Accumulated Depreciation	(1,420,342)	(1,415,444)
Net Fixed Assets	$43,500	14,816

Our Depreciation Expense for the three and nine months ended September 30, 2023 and 2022 was $4,602 and $13,805 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2023	December 31, 2022
Goodwill	$747,976	747,976
LWL Intangibles	$1,481,634	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated amortization	(96,003)	(87,096)
Net Fixed Assets	$2,678,718	2,674,700

Our Amortization Expense for the three and nine months ended September 30, 2023 and 2022 was $2,969 and 8,907 respectively.

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

NOTE 8 – ACCRUED EXPENSES

	September 30, 2023	December 31, 2022
Accrued Wages	$65,666	$102,370
Accrued Taxes and other	262,168	16,660
Accrued Wages and Taxes	$327,833	$119,030

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2023 the outstanding balance was $648,369 compared to $998,820 at December 31, 2022.

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

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,634. The note had an OID of $11,850 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30,2023 was $25,267. This note was paid off as of September 15, 2023.

On December 5, 2022 the company entered into a promissory note in the amount of $191,526 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5,2023 and has mandatory monthly payments of $21,068. The note had an OID of $19,760 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2023 was $27,652.

On February 10, 2023 the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30,2023 was $91,898.

On March 6, 2023 the company entered into a promissory note in the amount of $135,005 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2023 was $65,987.

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

On May 6, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of September 30, 2023 was $907,808.

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

On September 16, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. The principal balance and accrued interest of this as of September 30, 2023 was $346,726.

On November 10, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 10, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of September 30, 2023 was $107,493.

On November 21, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 21, 2023 (the “Note”) for a purchase price of $85,500 plus an original issue discount in the amount of $9,500, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of September 30, 2023 was $107,220.

On December 26, 2022 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 (the “Note”) for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of September 30, 2023 was $137,052.

On January 19, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 (the “Note”) for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of September 30, 2023 was $206,520.

On March 8, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 (the “Note”) for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of September 30, 2023 was $795,387.

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

The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of September 30, 2023 was $574,279.

Total due to Convertible Notes

	September 30, 2023	December 31, 2022
Total convertible notes	$3,025,538	3,156,528
Accrued Interest	342,485	262,331
Debt Discount	(257,581)	(326,804)
Total	$3,110,442	3,092,055

Note 10 – Derivative Liabilities

As a result of the convertible notes, we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility of 91.5%, a risk-free interest rate range of 4.5%, and an exercise price of $1.00. The derivative liability as of September 30, 2023 was $0 after the Company paid off the two convertible notes payable in the second quarter of 2023.

The remaining derivative liabilities were:

	September 30, 2023	December 31, 2022
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$-	$588,178

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

As of September 30, 2023

Year	Lease Payment
2023 (3 months)	44,052
September 30, 2024
Imputed Interest	(328)
Net Lease Liability	$43,724

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

The following is a schedule, by year of lease payment for Shuya as of September 30, 2023.

For the 12 months ending	Lease Payment
2023 (3 months)	115,754
2024	81,708
2025	81,708
2026	47,663
2027	-
Total undiscounted cash flows	326,833
Imputed Interest	(23,098)
Present value of lease liabilities	$303,735

Our lease expenses for the nine months ended September 30,2023 and 2022 were $347,529 and $260,262 respectively.

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

On March 23, 2023 we sold 975,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $4.00 per share. Net proceeds from this offering was $3,145,244.

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

On May 10, 2023 Mast Hill exercised the right to purchase 58,438 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on January 19, 2023. The exercise price is $1.60 per share. The total purchase price was $93,501.

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

On September 12, 2023 Mast Hill exercised the right to purchase 29,688 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

On September 13, 2023 Mast Hill exercised the right to purchase 183,500 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2023 there were 38,968,955 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On October 31, 2023, Clean Energy Technologies, Inc. (the “Company”) filed with the Nevada Secretary of State a certificate of designation designating 3,500,000 shares of the undesignated and authorized preferred stock of the Company, par value $0.001 per share, as the 15% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and setting forth the rights, preferences and limitations of such Series E Preferred Stock.

The Series E Preferred Stock has a stated value of $1.00 (the “Stated Value”) per share. Each holder of the Series E Preferred Stock is entitled to receive dividends payable on the Stated Value of the Series E Preferred Stock at a rate of 15% per annum. The Series E Preferred Stock is convertible at the option of the holder thereof into such number of common stocks of the Company, par value $0.001 per share, as is determined by dividing the Stated Value per share plus accrued and unpaid dividends thereon by the conversion price of $1.00, subject to a 4.99% beneficial ownership limitation. Each holder of Series E Preferred Stock also enjoys certain voting rights and preferences upon liquidation.

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

On November 21, 2022 we issued 29,687 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 12, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

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

On March 8, 2023 we issued 367,000 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 13, 2023 Mast Hill exercised 183,500 shares of the warrant at the exercise price per share of $1.60.

	Warrants -	Weighted	Weighted
	Common	Average	Average	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Equivalents	price	Life	Value
Outstanding December 31, 2022	325,243	$1.60	3.99	-
Expired	-	-	-	-
Additions	425,438	1.60	4.42	-
Additions	26,701	5.00	4.15	-
Exercised	(523,780)	1.60	-
Outstanding September 30, 2023	253,602	1.96	$4.31

Stock Options

We currently have no outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

From August 2022 through October 2022 Hongzhuo Shuya (Shuya) a 49% owned subsidiary (also is our consolidated VIE) of CETY HK limited engaged in the trading of pipeline gas and CNG processing and sales provided Sichuan Leishen Hongzhuo Energy Development Co., Ltd (Leishen) with approximately total of $700,000 loan with a 4-year term to facilitate building of a natural gas recycling station to provide Shuya with CNG sales. Leishen owns 41% of Shuya and as an entity can obtain the permits and licenses to build and operate the NG Recycling Station to produce CNG. At the end of the 4-year term of the loan, Leishen has the option to either transfer the NG Recycling Station and all permits to Shuya or repay the loan.

Additionally, Leishen has relationships with the supply side of the NG business and is able to obtain large amounts of NG. As a result, Shuya also has a supplier relationship with Leishen. The price obtained from Leishen will be better than any unrelated party as their markup is below market. Our Board of Directors has approved the transactions between Leishen and the Company. During the quarter ended September 30, 2023 Shuya made a $1.13 million purchase from Leishen. As of September 30, 2023 we had no account receivable from Leishen, advance to supplier of Leishen of $468,810, accounts payable to Leishen of $91,706. In addition, we lent approximately $700,000 to Leishen as of September 30, 2023 for Leishen to construct a CNG refueling station on behalf of Shuya, the loan term is four years. When the CNG refueling station is ready for operation, Shuya will lease the CNG refueling station from Leishen at a favorabvle price equivalent to the depreciation amount of the station; when the assets are eligible for transfer, Leishen will transfer the assets of CNG refueling station to Shuya at the net asset value.

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

On June 2, 2023 CETY executed a turnkey agreement for the design, construction, and delivery of organics to energy plant with Vermont Renewable Gas, LLC. As a result, CETY has invoiced VRG $367,038 in the third quarter of 2023 ($779,720 in total) and recorded as related party revenue.

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

On February 13, 2018, the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum interest rate and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. As a result, we recognized a beneficial conversion feature of $532,383, which is amortized over the life of the note. This note was assigned to MGW Investments, and they agreed not to convert the $939,500 note into shares in excess of the 20,000,000 Authorized limit until we have increased the Authorized shares to the Board approved limit of 50,000,000 shares. This note and the February 8, 2018 note below and the their accrued interest converted into 12,907,534 of company’s common stock on September 21, 2022.

On February 8, 2018, the Corporation entered a Convertible Promissory Note in the principal amount of $153,123, due October 8, 2018, with an interest rate of 12% per annum payable to MGWI (the “MGWI Note”). The MGWI Note is convertible into shares of the Corporation’s common stock at the lower of: (i) a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of a Conversion Notice; or (ii) 0.12. As a result of the closing of the transactions contemplated by the Stock Purchase Agreement and Convertible Note Purchase Agreement, the MGWI Note must be redeemed by the Corporation in an amount that will permit CVL and MGWI and their affiliates to hold 65% of the issued and outstanding Common Stock of the Corporation on a fully diluted basis. The proceeds from the MGWI Note were used to redeem the convertible note of the Corporation to JSJ Investments, Inc. in the principal amount of $103,000 with an interest rate of 12% per annum, due April 25, 2018. At December 31, 2019 the holder of this note beneficially owned 70% of the company and this note is not convertible if the holder holds more than 9.99%, as a result, we did not recognize a derivative liability or a beneficial conversion feature. This note and the February 13, 2018 note below and the their accrued interest converted into 12,907,534 of company’s common stock on September 21, 2022.

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

In the fourth quarter of 2019 MGW Investment I Limited, advanced $167,975, with no terms or interest rate. MGW Investment limited forgave $80,000 of this amount in the 4th quarter of 2022. The outstanding balance on this advance on September 30, 2023 is $0.

On March 24, 2021, the Company transferred $500,000 to MGWI, an affiliate of the majority stockholder of the Company to hold in trust for our investment in two planned ventures in China. The investment was used for the acquisition of LWL.

On September 21, 2022 MGW I converted $1,548,904 from the outstanding balance of their convertible note into 12,907,534 shares of company’s common stock.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is a distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The number of parts purchases in the 1st, 2nd, and 3rd quarter of 2023 was $6,187.00. Our Board of Directors has approved the transactions between Billet Electronics and the Company. The outstanding balance as of September 30, 2023 was $0.

Note 14 - WARRANTY LIABILITY

For the quarter ended September 30, 2023 and for the year ended December 31, 2022 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of September 30, 2023 and December 31, 2022 was 100,000.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 6, 2023, Clean Energy Technologies, Inc. (the “Company”) entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC, as sales agent (“Roth”), pursuant to which the Company may offer and sell from time to time up to $25,000,000 of shares (the “ATM Offering”) of the Company’s common stock, par value $0.001 per share (“Shares”), through Roth. The offer and sale of the Shares will be made pursuant to a prospectus supplement to the Company’s base shelf prospectus to be filed under the Securities Act of 1933, as amended.

On October 25, 2023 Mast Hill exercised the right to purchase 183,500 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on March 08, 2023. The exercise price is $1.60 per share. The total purchase price was $293,600.

On October 13, 2023 the company entered into a promissory note in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 24, 2024 and has mandatory monthly payments of $21,691.50. The note had an OID of $19,719 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $216,915.

On October 31, 2023, Clean Energy Technologies, Inc. (the “Company”) filed with the Nevada Secretary of State a certificate of designation designating 3,500,000 shares of the undesignated and authorized preferred stock of the Company, par value $0.001 per share, as the 15% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and setting forth the rights, preferences and limitations of such Series E Preferred Stock.

On November 8, 2023, Clean Energy Technologies, Inc. (the “Company”) entered into an exchange agreement (the “Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (the “Holder”), pursuant to which the Company agreed to issue to the Holder 2,199,387 shares of the newly designated 15% Series E Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series E Preferred Stock”), in exchange for the outstanding balances of $1,955,122.43, as of November 8, 2023, under the six promissory notes the Company issued to the Holder from November 2022 to July 2023.

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). The terms of the Certificate of Designation are summarized in the Company’s report on Form 8-K filed by the Company on November 3, 2023, and a copy of the Certificate of Designation is set forth in the Exhibit 4.1 to such previous current report.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS & CETY Europe – Our Waste Heat Recovery Solutions, converting thermal energy to zero emission electricity.

CETY Renewables Waste to Energy Solutions – Providing Waste to Energy technologies and solutions.

Engineering & Manufacturing Services – providing customers with comprehensive design, manufacturing, and project management solutions.

CETY HK – The parent company of our NG trading operations in China, as well as our planned joint venture to acquire NG distribution systems depots and transmission systems. Prior to the first quarter of 2022 the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results the nine months ended September 30, 2023 compared to the same period in 2022.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,389,051 and a working capital of $1,755,468 as of September 30, 2023 the company also had an accumulated deficit of $19,829,422 as of September 30, 2023 and used $3,842,232 in net cash from operating activities for the nine months ended September 30, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the nine months ended September 30, 2023, our total revenue amounted to $11,701,118, a substantial increase from the $2,567,596 recorded during the same period in 2022, reflecting a remarkable revenue growth of 356%. This also represents a remarkable 339% growth over our total revenue in 2022. This impressive increase can be attributed to the success of the Vermont Renewable Gas Biomass project in Lyndon and the substantial anticipated growth in Natural Gas (NG) trading from CETY HK.

For the nine months ending on September 30, 2023, our gross profit amounted to $1,427,629, as compared to $1,151,903 for the corresponding period in 2022. The substantial fluctuations in natural gas (NG) prices during both the winter and summer seasons had a notable impact on our profit margins. Nevertheless, the sale of CETY’s waste-to-energy and waste-heat to power systems significantly bolstered our profit margins.

For the nine months ending on September 30, 2023, our operating expenses totaled $2,709,963, compared to $1,724,727 for the corresponding period in 2022. This increase can be attributed to CETY’s expansion in 2023, along with additional costs related to marketing and business development, professional fees for legal and accounting services, increased expenses for investor relations, higher salaries for the new executives and directors, and additional consulting engineering expenses.

For the nine months ended September 30, 2023, we incurred a net loss of $2,460,489, as compared to $1,322,861 for the corresponding period in 2022. This increase in net loss can be attributed to the rise in operating expenses stemming from our recent expansion, as well as interest and financing fees amounting to $1,707,690, which includes financing fees and debt discount calculations associated with the warrant.

For the period ending September 30, 2023, the stockholder’s equity amounted to $5,389,051, representing a significant increase from the $1,878,196 reported on December 31, 2022. This substantial growth is attributable to the offering associated with the Nasdaq up-listing, along with debt conversions and write-offs.

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering Procurement and Consulting (EPC), and CETY HK (NG trading and acquisitions). The revenue in the CETY HK fuel segment is expected to continue to scale up which will help establish CETY as a player in the Asian market and allows cross-selling of CETY products and solutions. CETY expects larger revenue contribution from Waste-to-Energy, and EPC in the latter of this year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont, which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with updates coming soon. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

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

Results of the nine-month ended September 30, 2023 compared to the nine-month ended September 30, 2022

Net Sales

For the nine months ended September 30, 2023 our total revenue was $11,701,118 compared to $2,567,596 for the same period in 2022. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Renewables waste to energy solutions, the engineering and manufacturing services, and CETY HK Natural gas trading business.

Segment breakdown

The nine months ended September 30, 2023 our revenue from Engineering and Manufacturing was $59,877 compared to $132,316 for the same period in 2022. Our engineering team was in transition to establish the innovation center in Europe and has executed a master services agreement with RPG to support its fortune 500 customers with its sustainability goals. Additionally, our engineering team has started work on the Vermont projects in the second quarter of 2023. We expect continued growth from this segment with the revenue being recognized within the waste to energy business segment.

The nine months ended September 30, 2023 our revenue from HRS was $399,136 compared to $509,330 for the same period in 2022. The revenue from this segment in 2023 was from service fees vs. Equipment sale in 2022. We are in the process of securing long lead materials to complete several units over the next few months and be able to recognize unit sales by the end of the year.

The nine months ended September 30, 2023 our revenue from our wholly owned subsidiary CETY HK was $10,462,385 compared to $1,925,950 for the same period in 2022. The increase was as a result of the ability to secure larger amounts of gas and growth from the newly formed joint venture.

The nine months ended September 30, 2023 our revenue from our wholly owned subsidiary CETY Renewables Waste to Energy was $779,720, this was as a result of commencement of the design, sourcing and permitting of the Vermont Renewable Gas project.

Gross Profit

The nine months ended September 30, 2023; our gross profits were $1,427,629 compared to $1,151,903 for the same period in 2022. The lower gross profit percentage was due to lower margins from the NG business offset by higher revenue from the HRS and Engineering services.

Segment breakdown

The nine months ended September 30, 2023 our gross profit from Engineering and Manufacturing was $16,528 compared to $85,352 for the same period in 2022. This was as a result of higher revenue in this segment.

The nine months ended September 30, 2023 our gross profit from HRS was $148,706 compared to $467,534 for the same period in 2022. The higher revenue from the same period in 2022 was a result of more unit sales and higher margin product sale.

The nine months ended September 30, 2023 our gross profit from CETY HK was $524,152 compared to $631,082 for the same period in 2022. The lower margin was due to lower gas prices in winter and spring and higher volume.

In the nine months ending September 30, 2023, our gross profit from our waste-to-energy solutions amounted to $738,243, in contrast to no revenue for the same period in 2022. The improved margins were primarily driven by increased sales and the launch of the Vermont Renewable Gas project.

Selling, General and Administrative (SG&A) Expenses

In September 30, 2023, after nine months, our SG&A expense amounted to $476,078, marking a significant increase from the $284,025 recorded for the corresponding period in 2022. This uptick can be attributed to heightened expenditures in several areas, including Media and Investor Relations activities, marketing, sales efforts, subscription services, and IT-related expenses.

Salaries Expense

For the nine months concluding on September 30, 2023, our salaries expense totaled $1,040,431, reflecting a substantial rise from the $587,928 incurred during the equivalent period in 2022. This increase in 2023 was primarily attributable to the addition of new executive hires.

Travel Expense

The nine months ended September 30, 2023; our travel expense was $328,104 compared to $126,388 for the same period in 2022. The increase was due to travel expenses related to Europe for the MSA development and increased site visits due to an increase in the sales opportunities and commissioning, and customer visits in China related to the LNG trading business.

Professional fees legal and accounting

In the nine-month period ending on September 30, 2023, our professional fees expense amounted to $259,476, as opposed to $359,636 for the corresponding period in 2022. This reduction in legal and accounting fees can be attributed to a decreased workload associated with the registration and uplisting process to NASDAQ.

Facility Lease and Maintenance Expense

For the nine-month period ending on September 30, 2023, our Facility Lease and maintenance expense amounted to $347,529, showing an increase compared to the $260,262 spent during the same period in 2022. This rise can be attributed to the inclusion of Shuya’s new facility in Chengdu, China.

Depreciation and Amortization Expense

For the nine months ending on September 30, 2023, our depreciation and amortization expense amounted to $13,805, compared to $22,557 for the corresponding period in 2022, showing a relatively unchanged figure.

Change in Derivative Liability

The nine months ended September 30, 2023; we had a gain on derivative liability of $326,539 compared to a gain of $(12,980) for the same period in 2022. The gain in derivative liability was from a favorable derivative calculations and payoffs from several convertible notes in the nine months ended September 30, 2023.

Interest and Finance Fees

The nine months ended September 30, 2023 interest and finance fees were $1,707,690 compared to $747,451 for the same period in 2022. The increase was due to several new notes to assist with the uplist to Nasdaq.

Net Loss

For the nine months ending on September 30, 2023, our loss amounted to $2,460,489, which is an increase compared to a loss of $1,322,861 for the same period in 2022. This increase can be primarily attributed to $1,707,690 in financing fees. We incurred these additional financing fees due to our commitment to paying more for financing in order to safeguard our investors, thereby preventing dilution at a lower valuation.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30, 2023

(unaudited)

	2023	2022
Net Cash used in operating activities	$(3,842,232)	$(1,929,678)
Cash Flows provided by/ (used in) investing activities	14,111	(1,388,734)
Cash Flows Provided by financing activities	3,906,498	2,545,003
Net Increase (decrease) in Cash and Cash Equivalents	$114,542	$(1,016,545)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K filed with the SEC on April 17, 2022 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link Base Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Link Base Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Base Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Link Base Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 14th day November 2023

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer

Date:	November 14, 2023 update all dates to signing to signing date

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer

Date:	November 14, 2023

/s/ Mr. Ted Hsu
By:	Ted Hsu
Director

Date:	November 14, 2023 update all dates to signing to signing date

/s/ Ms. Lauren Morrison
By:	Lauren Morrison
Director

Date:	November 14, 2023

/s/ Mr. Matthew Graham Smith
By:	Matthew Graham Smith
Director

Date:	November 14, 2023 update all dates to signing to signing date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

November 14, 2023

