Form 10-K
period 2023-12-31
Clean Energy Technologies, Inc.
filed 2024-04-17
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

1340 Reynolds Avenue Unit 120, Irvine, California 92614 (Address of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was $20,721,204 based upon 11,840,688 shares held by non-affiliates and the closing price of $1.75 per share. Accordingly, effective as of June 30, 2023 the registrant’s aggregate market value was less than $75 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on April 16, 2024, was 42,495,453 shares.

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

Who We Are

We develop renewable energy products and solutions and establish partnerships in renewable energy that make environmental and economic sense. Our mission is to be a segment leader in the Zero Emission Revolution by offering eco-friendly green energy solutions, clean energy fuels and alternative electric power for small and mid-sized projects in North America, Europe, and Asia. We target sustainable energy solutions that are profitable for us, profitable for our customers and represent the future of global energy production.

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

Our Business Strategy

Our strategy is focused on further developing our existing Waste Heat Recovery business while expanding into the rapidly growing markets for Waste to Energy Solutions and integrated clean energy engineering, and project management services. We are initiating a strategic transition to function increasingly as an independent power producer.

Our strategy focuses on three main elements:

●	Expanding our Waste Heat Recovery product line to include waste heat recovery ORC systems producing over 1 MW of power so we can qualify for midsized and large heat recovery projects in the United States, China, Southeast Asian and Pacific Rim countries.

●	Establishing a Waste to Energy business by selling our ablative thermal processing products based on proprietary HTAP technology and developing small and mid-sized waste to energy power plants producing electricity and RNG for the grid and methane, hydrogen and biochar for resale.

●	Leveraging our engineering, procurement and manufacturing experience in Waste Heat Recovery and Waste to Energy to assist companies and EPCs incorporate clean energy solutions into energy and industrial construction projects.

We intend to implement this strategy through:

◌	Adding a new ORC system manufactured by Enertime for Waste Heat Recovery that will enable us to implement projects in the U.S. markets producing between 1 MW and 10 MW of electricity.

◌	Taking advantage of Inflation Reduction act of 2022 federal investment tax credits and state incentives that now include waste heat recover as a recognized clean energy source making our Clean Cycle Generator and ORC systems more profitable to install. On August 2022, Congress passed the Inflation Reduction act offering 30% Investment Tax Credit and technology neutral tax credits offering clean electricity production credit and investment credit. CETY’s products directly benefit from these tax credits.

◌	Benefiting from higher energy costs which provide higher returns on our Waste Heat Recovery and Waste to Energy products and projects.

◌	Improving our balance sheet and capital position to permit us to invest in more products and projects.

◌	Establishing HTAP manufacturing facilities in Turkey for our Waste to Energy products and expanding patent protection on the proprietary technology.

◌	Leveraging our existing marketing channels to sell HTAP Waste to Energy products to industrial companies and government agencies.

◌	Working with clean energy project development and finance companies to establish Waste to Energy power plants producing electricity, RNG, hydrogen, methane and biochar from biomass, municipal waste, timber waste and other biomass and while retaining an equity interest in these facilities to provide re-occurring revenue.

◌	Participate in other minority investments in medium to large clean energy projects being developed in ASEAN countries that may be sourced by our majority stockholder in Hong Kong and other capital partners.

◌	Leveraging the LNG trading and investment relationships to create opportunities for us to sell our Waste Recovery and Waste to Energy products in China and to provide engineering, consulting and project management services.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS & CETY Europe – Our Waste Heat Recovery Solutions, converting thermal energy to zero emission electricity.

CETY Renewables Waste to Energy Solutions – Providing Waste to Energy technologies and solutions.

Engineering and Manufacturing Business – providing customers with comprehensive design, manufacturing, and project management solutions.

CETY HK – The parent company of our NG trading operations in China. Prior to the first quarter of 2022 the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

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

Pyrolysis systems decompose waste without the use of oxygen under varying pressurized conditions and at temperatures ranging from 300 degrees Celsius and 1,300 degrees Celsius. The major advantage of pyrolysis is that it is a cost-effective technology and helps curb environmental pollution. Pyrolysis systems are gradually replacing traditional incineration and gaining momentum in the waste to energy processing market addresses many of the pre-treatment issues and, when using high temperature and high-pressure, substantially reduce or eliminates pollutant. (Source: “Life Cycle Assessment of Waste-to-Bioenergy Processes: a Review” Pooja Ghosh,... Arunaditya Sahay, in Bioreactors, 2020)

Pyrolysis systems can produce hydrogen, renewable natural gas, bio-diesel oil, charcoal, and biochar which are used to power hydrogen, diesel, and natural gas engines or electrical turbines which can be sold and often are eligible for substantial tax and pricing benefits. When compared with the conventional incineration plant that runs in the capacity of kilotons per day, the scale of the pyrolysis plant is more flexible, and the output of pyrolysis can be integrated with other downstream technologies for product upgrading. (Source: Influential Aspects in Waste Management Practices Karthik Rajendran PhD,. Jerry D. Murphy PhD, in Sustainable Resource Recovery and Zero Waste Approaches, 2019) In addition, BioChar stores and reduces atmospheric CO2 and can be used as a soil conditioner, an organic component of animal feeds, construction materials, wastewater treatment and in textiles. (Source: https://www.bioenergyconsult.com/applications-of-biochar/)

The ablative pyrolysis system is a waste to energy process that largely eliminates pre-treatment and the harmful pollutants and storage waste produced when using standard incineration and other pyrolysis technologies. It uses high pressure to generate fast pyrolysis and is designed so that the heat transferred from a hot reactor wall softens the feedstock under pressure and permits larger feedstock particles to be processed without pre-treatment. These systems create high relative motion between the reactor wall and the feedstock. The process avoids the need of inert gas and hence the processing equipment is small and the reaction system is more intense. (Source: http://biofuelsacademy.org/index.html%3Fp=608.html )

CETY has licensed proprietary patented ablative pyrolysis system for commercial use that has been installed in 7 sites for use in waste to energy creating applications processing including peat, coal, flax waste, sawdust and wood scrap, straw, buckwheat husks, and cardboard, tapes, films and paper machine sludge. The technology has been implemented over 1,500 onsite power generation projects in Russia working with major energy production companies such as Gazprom, Rosneft, Lukoil and Rostelecom as well as completing several projects for customers in the European Union, Middle East and United States. Due to the conflict in the Ukraine, ENEX is redomiciling and relocating key personnel to Turkey where it will complete an existing project and is expected to wind down its operations. CETY will develop additional ablative technology and expects to manufacture units in the United States. Sales and European distribution will be run out of a CETY office that has been established in Turkey.

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

We are in the process of identifying projects domestically and internationally for the HTAP Biomass Reactor. We believe the first project where we expect to implement the HTAP10 technology with Vermont Renewable Gas to develop a biomass renewable energy processing facility. The project is planned for a location in Lyndon, Vermont to convert forest and agriculture biomass waste products to renewably generated electricity and BioChar fertilizer. We expect to annually deliver up to 18,000 MWh of renewable electricity and 1,500 tons of BioChar. The Vermont Renewable Gas project is one of the many renewable energy processing facilities we plan to commission.

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

Our waste to energy components are sourced globally including the US with the exception of the core components originally sourced in Russia and being transitioned to Turkey and US. We are in the process of establishing an inhouse center of competence and technology development based out of Turkey to source these components in Europe and US with the ability to deploy the product globally. Although future impacts cannot be predicted the company does not foresee any negative impact from the Russia and Ukraine conflict.

The natural gas in China is obtained from various local production plants in Southeast China based on price and quality. Deliveries of the NG are made through third party trucking companies. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are discounted and prepaid for in advance at a discount to market.

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

In China, our NG trading operations compete with large state-owned LNG producers and importers such as Sinopec and many smaller local energy trading companies in the PRC. We compete based on price and consistency of services.

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

Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, California 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the OTCQB Markets under the symbol “CETY.”

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

We have a intellectual property rights purchase and transfer agreement with ENEX for its pyrolysis system.

Facilities

We’re headquartered in Irvine, California. Our Heat Recovery Solutions business unit operates from a 7,000 sq-ft state of the art facility in Irvine, California USA. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved. We also have a 5000 sq-ft sales and service center located in Treviso, Italy. We also have a 2000 sq-ft R&D center in Antalya, Turky. Our Asian headquarters is located in Hong Kong and our 3000 sq-ft Engineering consultancy and Natural Gas Trading company is located in Chengdu.

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2023 and 2022.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,869,198 and a working capital deficit of $1,949,206 and an accumulated deficit of $22,984,163 as of December 31, 2023 and used $4,783,077 in net cash from operating activities for the year ended December 31, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the fiscal year closing on December 31, 2023, our company reported a net loss amounting to $5,659,723, to the net profit of $147,395 we achieved during the equivalent period in 2022. This downturn in profitability for 2023 can largely be attributed to several key factors: our strategic expansion which included the integration of two new business ventures, a rise in employee compensation and general overhead costs, diminished profit margins within our NG operations, significantly increased overhead expenses following our listing on NASDAQ, and a notable uptick in interest expenses and fees related to convertible debts and bridge loans, marking a higher interest expenditure compared to the previous year.

Following the close of the 2022 fiscal year, the company’s equity for the fiscal year ending in 2023 saw a significant increase, rising from 1,878,196 to 5,869,198. This remarkable growth is primarily attributed to the success of the company’s public offering, which generated gross proceeds of $3.9 million, and conversion of some of its convertible notes into Series E preferred shares. Looking ahead, the company is poised for further growth with the anticipated launch of its biomass project in Vermont in 2024, which is expected to contribute to both profitability and growth. Additionally, the company’s ability to secure funding has been greatly enhanced following its listing on the Nasdaq on March 23, 2023. With a focus on optimizing operations and expanding global sales, management is confident in the company’s ability to sustain long-term profitability and maintain a strong capital position.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2023, we had current liabilities of $4,801526,297 and total current asset of 6,750,728.

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

Our business, results of operations and financial condition may be adversely affected if a public health epidemic such as coronavirus or COVID-19 interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We maintain offices in HaiXi with employees and workers upon whom we rely to, among other things, identify sources of supply in China, conduct factory inspections, place orders for merchandise, perform factory monitoring with respect to production, quality control and other requirements, and arrange shipping. A public health epidemic, including the coronavirus, poses the risk that we or our employees, workers, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic, including the coronavirus, affects other geographic areas where our employees, workers, contractors, suppliers, customers and other business partners are located.

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

IF THE SPOT PRICE OF NG IN CHINA DROPS BELIOW THE PURCHASE PRICE OUR TRADERS NETOTIATE WITH OUR SUPPLIERS, WE MAY NOT BE ABLE TO SELL OUR LNG OR MAY HAVE TO SELL IT AT A LOSS.

Our traders at JHJ purchase NG at a fixed price in large volumes. If the spot prices for NG drop below our purchase price, we may not be able to sell our NG to our customers or may have to sell the NG at a substantial loss. We do not purchase a sufficient volume of LNG to be able to hedge against price declines of this commodity. If we believe that NG prices are too high and we are unable to purchase because we believe that prices will drop, we will not have sufficient supply of NG to conduct trading operations until the market pricing returns to a level at which we can conduct operations.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders:

Convertible Notes - and Approximate common share equivalents	1,293,801
Series E preferred shares	1,857,590
Warrants and Common Stock equivalent’s	70,104
Total Convertible Common Stock equivalents	2,376,821

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters was located at 2990 Redhill Unit A, Costa Mesa, CA., which ended in November 2023. On March 10, 2016, the Company signed a lease agreement for a 18,200-square foot CTU Industrial Building. Lease term were seven years and two months beginning July 1, 2017. In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease.

We have relocated our corporate offices to 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023 and expiring on January 31, 2027. This location is used as CETY’s headquarters and coordination center for all domestic and global business units. On October 16 of 2023 we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending June 30, 2025. This location is used for Heat Recovery Solutions design, manufacturing, testing, and support. We also signed a temporary storage lease and Due to the short termination clause, we are treating this as a month-to-month lease. The lease payments for the years ending December 31, are:

Year	Lease Payment
2023	401,293

Our lease expense for the years ended December 31, 2023, and 2022 was $401,293. and $349, 610, respectively, which also included common area maintenance.

We also maintain an 800 sq-ft R&D office located in Alanya city, within the Antalya region of Turkey. This facility is leased for a duration of two years, with payments made biannually. Our primary activities within this office include conducting marketing research for our CETY renewable business unit, facilitating sales operations, managing sourcing activities, and coordinating support for CETY’s engineering services.

We also operate offices in Chengdu, China, which serve as operational bases for our NG trading business and a gas storage and pumping station in Chengdu, China as well.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the year ended December 31, 2023, as reported by the OTC Markets, are as follows:

2022 FISCAL YEAR	High	Low
First Quarter	$2.39	$0.89
Second Quarter	$1.59	$0.81
Third Quarter	$2.16	$0.81
Fourth Quarter	$3.11	$0.96

2023 FISCAL YEAR	High	Low
First Quarter	$3.66	$3.27
Second Quarter	$1.93	$1.72
Third Quarter	$1.93	$1.82
Fourth Quarter	$1.59	$1.44

Record Holders

As of April 15, 2024 there were 42,685,248 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 201 holders of record, based on information provided by our transfer agent.

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

In the third quarter of 2023, the Company issued 40,000 shares to a consultant at fair value of $72,000.

In the second quarter of 2023, the Company issued 213,188 shares and received cash proceed of $341,101..

In the fourth quarter of 2023, the Company issued 213,188 shares and received cash proceeds of $293,600.

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

Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, California 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the NASDAQ Markets under the symbol “CETY.”

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

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. We have 20 full-time employees. All employees and overhead are shared between Clean Energy Technologies, Inc. (which still provides the contract electronic manufacturing services) and Clean Energy HRS, LLC, waste to energy business unit, and our natural gas trading business.

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

Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited a natural gas trading company in China.

The Company has four reportable segments: Clean Energy HRS (HRS) and CETY Europe, CETY Renewables, CETY HK and engineering and manufacturing services division.

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

We develop renewable energy products and solutions and establish partnerships in renewable energy that make environmental and economic sense. Our mission is to be a segment leader in the Zero Emission Revolution by offering eco-friendly energy solutions, clean energy fuels and alternative electric power for small and mid-sized projects in North America, Europe, and Asia. We target sustainable energy solutions that are profitable for us, profitable for our customers and represent the future of global energy production.

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

Engineering, Consulting and Project Management Solutions – we bring a wealth of experience in developing clean energy projects for municipal and industrial customers and Engineering, Procurement and Construction (EPC) companies so they can identify, design, and incorporate clean energy solutions in their projects.

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of a ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS & CETY Europe – Our Waste Heat Recovery Solutions, converting thermal energy to zero emission electricity.

CETY Renewables Waste to Energy Solutions – Providing Waste to Energy technologies and solutions.

Engineering and Manufacturing Business – Providing customers with comprehensive design, manufacturing, and project management solutions.

CETY HK – The parent company of our NG trading operations in China. Prior to the first quarter of 2022, the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Summary of Operating Results for the year ended December 31, 2023 Compared to the year ended December 31, 2022

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,869,198 and a working capital deficit of $1,949,205 and an accumulated deficit of $22,984,163 as of December 31, 2023 and used $4,783,077 in net cash from operating activities for the year ended December 31, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the fiscal year closing on December 31, 2023, our company reported a net loss amounting to $5,531,762, to the net profit of $147,395 we achieved during the equivalent period in 2022. This downturn in profitability for 2023 can largely be attributed to several key factors: our strategic expansion which included the integration of two new business ventures, a rise in employee compensation and general overhead costs, diminished profit margins within our NG operations, significantly increased overhead expenses following our listing on NASDAQ, and a notable uptick in interest expenses and fees related to convertible debts and bridge loans, marking a higher interest expenditure compared to the previous year.

Following the close of the 2022 fiscal year, the company’s equity for the fiscal year ending in 2023 saw a significant increase, rising from 1,878,196 to 5,111,982. This remarkable growth is primarily attributed to the success of the company’s public offering, which generated gross proceeds of $3.9 million, and conversion of some of its convertible notes into Series E preferred shares. Looking ahead, the company is poised for further growth with the anticipated launch of its biomass project in Vermont in 2024, which is expected to contribute to both profitability and growth. Additionally, the company’s ability to secure funding has been greatly enhanced following its listing on the Nasdaq on March 23, 2023. With a focus on optimizing operations and expanding global sales, management is confident in the company’s ability to sustain long-term profitability and maintain a strong capital position.

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Net Sales

For the year ended December 31, 2023, our total revenue was $15,113,463 compared to $2,663,212 for the same period in 2022. The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe and the engineering & manufacturing services division, CETY HK.

Segment breakdown

For the fiscal year ending December 31, 2023, our revenue from Engineering and Manufacturing amounted to $47,091, a decrease from $203,078 for the corresponding period in 2022. This decline can be attributed to the phased closure of our legacy manufacturing operations and a strategic reallocation of resources towards becoming a fully integrated clean energy solution provider, thereby strengthening support for our other technology segments.

For the year ended December 31, 2023, our revenue from HRS was $497,584 compared to $488,453 for the same period in 2022. However, we’re optimistic that the new government incentives will support an increase in revenue from our heat recovery solutions.

For the fiscal year ending December 31, 2023, our revenue from CETY Renewables, our newly launched waste-to-energy business, amounted to $429,999. There was no revenue generated from this segment in the preceding year.

For the fiscal year ending December 31, 2023, our revenue from the NG business reached $14,138,789, a significant rise from $1,890,439 in the corresponding period of 2022. This substantial growth can be attributed to our enhanced capacity to secure additional NG allocations, coupled with the successful consolidation of our newly established joint venture.

Gross Profit

For the year ending December 31, 2023, our gross profit was $1,090,254, compared to $1,174,196 for the same period in 2022. It’s important to note that our gross profit margins can fluctuate due to a variety of factors, such as changes in production and supply chain efficiencies, material costs, logistics, and personnel expenses. The decrease in our gross profit for the year can be primarily attributed to the incorporation of additional revenue from our newly formed entity, CETY HK, which operates at lower margins.

Segment breakdown.

For the year ended December 31, 2023, our gross profit from HRS was $157,179 compared to $459,362 for the same period in 2022, the decrease was due to lower revenue.

For the year ended December 31, 2023, our gross profit from CETY Renewables was $392,298.

For the year ended December 31,2023, our gross profit from CETY HK was $594,041, compared to $631,082 for the same period in 2022.

Selling, General and Administrative (SG&A) Expenses

For the year ending December 31, 2023, our Selling, General, and Administrative (SG&A) expenses amounted to $684,893, a rise from $400,322 in the corresponding period of 2022. This increase is largely due to enhanced spending across various sectors, notably in Media and Investor Relations, marketing, sales initiatives, the transition to a new facility, the launch of two new businesses, subscription services, and IT-related costs.

Salaries Expense

For the fiscal year concluding on December 31, 2023, our total salaries expense amounted to $1,671,071, marking a significant increase from the previous year’s total of $782,657. The escalation in expenses for 2023 can be largely ascribed to the expansion of our team, including the hiring of a Chief Financial Officer, two directors responsible for operations and technology, four engineers, and additional personnel within our NG trading sector.

Travel Expense

For the year concluding on December 31, 2023, our travel expenditure amounted to $405,334, in contrast to $166,025 for the corresponding timeframe in 2022. This increase in expenses is attributed to our efforts in expanding our business in Asia, specifically concerning the NG trading sector.

Facility Lease Expense

For the fiscal year concluding on December 31, 2023, our Facility Lease expense totaled $401,293, as opposed to $349,610 for the corresponding period in 2022. This rise can be attributed to the addition of a new lease for our operations in China.

Consulting Expense

For the fiscal year ending December 31, 2023, our consulting expense amounted to $199,594, representing a notable increase from $119,896 recorded during the corresponding period in 2022. This rise can be attributed to the engagement of investor relations and marketing sub-contractors.

Bad Debt

For the year ended December 31, 2023, our bad debt expense was $0 compared to $0 for the same period in 2022.

Depreciation and Amortization Expense

For the year ended December 31, 2023, our depreciation and amortization expense was $26,692 compared to $30,076 for the same period in 2022.

Professional fees legal and accounting

For the fiscal year ending December 31, 2023, our Professional fees expense totaled $356,785, reflecting an uptick from $315,361 recorded during the same period in 2022. This increase in fees was primarily driven by elevated expenses associated with engaging a new auditor.

Net (Loss) from operations

For the fiscal year ending on December 31, 2023, our net loss from operations amounted to $(2,655,408), a notable increase compared to the net loss from operations of $989,751 for the corresponding period in 2022. This rise in loss during 2023 can be attributed primarily to the expansion of our team, our uplisting to NASDAQ, and the expansion of our global business operations, as well as a decrease in margin revenue from our NG business.

Change in Derivative Liability

For the year ended December 31, 2023, we had a loss on derivative liability of $326,539 compared to a gain of $331,495 for the same period in 2022. The gain in derivative liability was from favorable derivative calculations and payoffs from several convertible notes.

Gain on debt settlement and write off

For the year ended December 31, 2023, we had no gain on debt settlement.

Interest and Finance Fees

For the year ended December 31, 2023 interest and finance fees were $2,137,649 compared to $1,125,395 for the same period in 2022. The increase was mainly due to increase in additional convertible notes, bridge financing fees and interest, and additional a loss of 1,255,084 on convertible conversion preferred shares.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2023	2022
Net Cash provided / (Used) In Operating Activities	$4,783,077	$(2,244,133)
Cash Flows Used In Investing Activities	(318,602)	(1,437,123)
Cash Flows Provided / (used) By Financing Activities	5,096,483	2,798,885
Net (Decrease) Increase in Cash and Cash Equivalents	$25,580	$(1,043,043)

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

The following five steps are applied to achieve that core principle for our business:

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

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition a) the company also does not have an alternative use for the asset if the customer were to cancel the contract, and b) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

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

During the project development and engineering phase of our CETY Renewable projects such as VRG, we employ the input method of revenue recognition to estimate revenue based on projected costs. This approach involves forecasting future costs and revenues to determine the amount of revenue we recognize in the current period. It’s important to understand, however, that these recognized revenue figures are not final and are subject to adjustments. Changes may occur as we gain more clarity on actual costs compared to our initial projections, affecting the revenue recognized accordingly.

The projected costs of the VRG project is based on estimates and profitability will be impacted depending on actual costs. Using the input method for revenue recognition, the amount of recorded revenue is also affected depending on the estimated total costs. The purchase price allocation for Shuya was also based on estimates and comparable data selected by the Company. The inputs for the valuation of the Series E preferred shares were also based on estimates and comparable data selected by the Company.

Additionally, the above five steps are applied to achieve core principle for our CETY Renewables Division:

Because the CETY Renewables division is presently engaged in the Engineering, Procurement, and Construction (EPC) of biomass power facilities, CETY Renewables has developed a process of executing EPC Agreements with customers for this work. In contracting these engagements, CETY Renewables recognizes revenue according to accounting standards in accordance with ASC 606.

In recognizing this revenue, CETY Renewables first identifies the relevant contract with its customer according to 606-10-25-1.

●	The entities, together known as the Parties, approved the contract in writing, through signatures and commitment to the performance of permitting, design, procurement, construction, and commissioning.

●	CETY’s work product includes permits, engineering designs, equipment, and full balance of plant specific to permitting, design, procurement, construction, and commissioning.

●	CETY and customer agree to a total EPC Contract price.

●	The contract has commercial substance. The risk associated with this EPC Agreement is that payment of the EPC contract price.

●	Per the EPC Agreement, CETY expects to collect substantially all of the consideration for its goods and services.

Secondly, CETY identifies the performance obligations of the Parties in performance of the EPC Agreement in accordance with 606-10-25-14. At contract inception, CETY assesses the goods and services necessary to deliver the facility in accordance with the its agreement with its clients. The agreement specifically laid out all deliverables necessary to achieve the permitting, design, procurement, construction, and commissioning.

CETY also looks at 606-10-25-14(A). A bundle of goods or services is also present, in that CETY is delivering all work products associated with permitting, design, procurement, construction and commissioning of a commercially operable biomass power plant. A biomass power plant is a distinct bundle of goods or services, so the individual goods or services on their own do not lend themselves to a fully integrated or functional system.

CETY in accordance with 606-10-32-1, CETY reviews measurement of the performance obligations. There are no exclusion of any amount of the Contract Price due to constraints associated with 606-10-31-11 through 606-10-32-13.

In review of 606-10-32-2A, CETY did not exclude measurement from the measurement of the transaction price any taxes assessed by a government authority as no such taxes will be due.

In reviewing 606-10-32-3, CETY evaluated the nature, timing, and amount of consideration promised, and whether it impacts the estimate of the transaction price.

Finally, in identifying a single method of measuring progress for each performance obligation satisfied over time, in accordance with 606-10-25-32, CETY applies the methodology of 606-10-25-36. CETY adopted and implemented the input method for revenue recognition in accordance with ASC 606-10-25-33. The compnpany adopts the input method for implementation. CETY recognizes revenue for performance obligations on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation per 606-10-55-20.

For CETY, the contracts with clients for the construction of biomass power plants are the basis for revenue recognition. In each separate EPC Agreement, the performance obligations include permitting, design, procurement, construction, and commissioning of the plant. All of these work products satisfy Section 606-10-25-27(b) as these work products create or enhance an asset under customer’s control. Upon delivery of the work product, the customer takes control of the work products and has full right and ability to direct the use of and obtain substantially all of the remaining benefits of the assets. We recognize revenue over time, using timeline and milestone methods to measure progress towards complete satisfaction of the performance obligation.

During the complexity and duration of the biomass power plant construction projects, CETY will recognize revenue over time, consistent with the criteria for over-time recognition under ASC 606. This approach reflects the continuous transfer of documents, permits, and the equipment over to the customer, which is characteristic of long-term construction contracts.

We have a list of appropriate measures of progress: This is based on milestones achieved, among other measures.

Given the long-term nature of the projects, CETY regularly reviews and, if necessary, updates its estimates of progress towards completion, transaction price, and the allocation of the transaction price to performance obligations.

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2023 and 2022 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2023 and 2022, we had outstanding customer deposits of $210,310 and $80,475 respectively.

Change from fair value or equity method to consolidation

Chengdu Xiangyueheng Enterprise Management Co., Ltd (the “Xiangyueheng”), which owns a 10% equity interest in Shuya, entered a three-party Concerted Action Agreement (the “CAA”), wherein the parties agreed to vote in unison at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agreed that during the term of the CAA, before any of the three parties intends to propose motions to the shareholders’ meetings or the board of directors, or exercise their voting rights on any matter that shall be presented to and resolved through the shareholders’ meeting in accordance with the laws, regulations, Articles of Association of Shuya or any relevant shareholders’ agreements, the three parties will discuss, negotiate, and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

As a result of the CAA, the Company re-analyzed and determined that Shuya is the variable interest entity (the “VIE”) of JHJ because 1) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, and 2) Shuya is structured with disproportionate voting rights, and substantially all the activities are conducted on behalf of an investor with disproportionately few voting rights. Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company concluded JHJ is deemed the primary beneficiary of the VIE. Accordingly, the Company consolidates Shuya into its consolidated financial statements effective on January 1, 2023.

Series E Valuation

Additionally, the inputs for the valuation of the Series E preferred shares were also based on estimates and comparable data selected by the Company and fair value measurements, furthermore, the purchase price allocation was based on estimates of fair market values.

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

DECEMBER 31, 2023

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition for Performance Obligations Satisfied Over Time

Description of the Critical Audit Matter: As discussed in Note 2 to the consolidated financial statements, recognizing revenue from Engineering, Procurement, and Construction (EPC) agreement(s) is based on reasonable measures of progress toward complete satisfaction of the performance obligation.

How the Critical Audit Matter Was Addressed in the Audit: The related audit effort in evaluating management’s judgments in determining revenue recognition for these agreements was extensive and required a high degree of auditor judgment.

Our audit procedures related to evaluating the Company’s accounting for revenue recognized from these revenue agreements, among others:

●	We reviewed the contract terms and evaluated that the agreement has commercial substance, given the related party nature of the transaction, and that all of the considerations have a reasonable probability to be substantially collected based on supporting evidence.
●	We reviewed and verified the performance obligation(s) in the contract to be a series of distinct goods and services that are substantially the same and have the same pattern of transfer to the customer.
●	We confirmed the transaction price with the related party and evaluated the reasonableness of the gross profit margin and budgeted costs allocated to the completion of the performance obligation.
●	We evaluated whether billing methods were aligned with the satisfaction of performance obligations guidance under revenue recognition accounting principles generally accepted in the United States.
●	We verified whether costs under the input method directly contributed to the completion of the performance obligation based on audit evidence.
●	We tested the accuracy and completeness of management’s calculations based on supporting data and audit evidence.

Business Combination of Shuya and Change in Equity Method to Consolidation in 2023

Description of the Critical Audit Matter: As described in Note 2, effective January 1, 2023 the Company re-analyzed and determined that Shuya is the variable interest entity of JHJ as a result of Consistent Action Agreements so we begin to consolidate Shuya on January 1, 2023 and change from equity method in 2022 to consolidation in 2023.

How the Critical Audit Matter Was Addressed in the Audit:  We identified the Company’s enterprise value and consideration paid as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management’s forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the value of the purchase consideration.

Our audit procedures consisted of the following, among others:

●	We read the Consistent Action Agreements to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of a business combination and change from equity method to consolidation in 2023.
●	We evaluated the analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of each component of the transaction.
●	We obtained the Company’s third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of inventories and other acquired assets and liabilities and enterprise value.
●	We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital and the discount rate, used by the Company’s third-party valuation expert in developing the estimated fair value of the inventories and other acquired assets and liabilities and the enterprise value.
●	We assessed the reasonableness of management’s cash flow forecasts based on historical results, revenue growth assumptions and expected inflation.
●	We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded by the Company.
●	We evaluated the qualifications of the Company’s third-party valuation expert based on credentials, reputation and experience.
●	We assessed the appropriateness of the disclosures in the consolidated financial statements.

Valuation of Preferred Shares

Description of the Critical Audit Matter: As described further in Notes 12 to the financial statements, the Company determined that the Series E preferred shares issued on November 8, 2023 to distinguished for the outstanding balances and accrued interest of six promissory notes has to be fair value. The Company utilized an equity allocation method to determine the fair value of the Series E preferred shares, which uses certain assumptions related to expected terminal date, expected volatility, implied equity value, risk-free interest rate, etc.

How the Critical Audit Matter was Addressed in the Audit: We determined the assessment of the fair values of the Series E preferred shares as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the Series E preferred shares. Auditing the valuation of the Series E preferred shares involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

●	We read the debt exchange agreement to understand and evaluate the terms of the transaction to determine that the number of Series E preferred shares issued and the total debt settled and recalculate the loss in extinguishment of debt based on the fair value of Series E preferred shares issued in 2023.

●	We obtained the Company’s third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of Series E preferred shares.

●	We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions used by the Company’s third-party valuation expert in developing the estimated fair value of Series E preferred shares.

TAAD, LLP

We have served as the Company’s auditor since 2023.

Diamond Bar, California

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. and Subsidiaries (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The related audit effort in evaluating management’s judgments in determining revenue recognition for these agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for revenue recognized from these revenue agreements, among others:

●	Analyzing the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Reviewing the treatment of contract terms that impact the timing and amount of revenue recognized.
●	Evaluating the transactions prices allocated to each performance obligation.
●	Testing the accuracy and completeness of management’s calculations based on supporting data and audit evidence.

We have served as the Company’s auditor since 2015.

Spokane, Washington

Date: XXXXXXXXXXX

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets:

Cash	$174,851	$149,272
Accounts receivable - net	1,267,130	1,368,567
Accounts receivable – related party	491,774	-
Lease receivable asset	-	217,584
Advance to Supplier - Prepayment	1,366,187	597,816
Advance to Supplier – related party	463,621	-
Deferred Offering Costs	11,000	204,556
Investment Heze Hongyuan Natural Gas co.	762,273	835,756
Due from related party	752,066	-
Loan Receivables	200,826	116,000
Investment to Guangyuan Shuxin New Energy Co.	286,106	-
Inventory	974,894	500,586
Total Current Assets	6,750,728	3,990,136

Property and Equipment - Net	78,688	14,816
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Intangible Assets Net Shuya	12,914	-
Long Term Investment - Shuya	-	561,656
Long-term financing receivables - net	902,354	684,770
License	354,322	354,322
Patents	91,817	103,693
Right of use asset - long term	453,970	157,359
Other Assets	67,133	30,892
Total Non Current assets	4,177,883	4,109,377
Total Assets	$10,928,611	$8,114,329

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$548,038	$860,434
Accounts payable – related party	416,007	-
Accrued Expenses	586,372	119,030
Customer Deposits	210,310	80,475
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	-	588,178
Facility Lease Liability - current	346,807	186,436
Line of Credit	626,033	998,820
Convertible Notes Payable (net of discount of $70,056 and $326,805 respectively)	1,934,956	3,092,055
Related Party Notes Payable	-	177,704
Total Current Liabilities	4,801,523	6,236,132
Long-Term Debt:
Facility Lease Liability - long term	209,986	-
Accrued Dividend	47,904	-
Net Long-Term Debt	257,890
Total Liabilities	5,059,413	6,236,132

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 39,152,455 and 37,174,879 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	39,152	37,175
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 2,199,387 shares issued and outstanding and 0 shares issued and outstanding as of December 31, 2023 and 2022	2,199	-
Additional paid-in capital	28,251,621	19,278,230
Accumulated Other Comprehensible Income	(196,827)	(160,673)
Accumulated deficit	(22,984,163)	(17,276,536)
	5,111,982	1,878,196

Non-controlling interest	757,216	-
Total Stockholders’ Equity	5,869,198	1,878,196
Total Liabilities and Stockholders’ Deficit	$10,928,611	$8,114,328

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the years ended December 31,

	2023	2022
Sales	$14,702,977	$2,663,212
Sales -related party	410,486	-
Total revenue	15,113,463	2,663,212

Cost of Goods Sold	14,023,209	1,489,016
Gross Profit	1,090,254	1,174,196

General and Administrative
General and Administrative expense	684,893	400,322
Salaries	1,671,071	782,657
Travel	405,334	166,025
Professional Fees	356,785	315,361
Facility lease and Maintenance	401,293	349,610
Consulting	199,594	119,896
Bad Debt Expense	-	-
Depreciation and Amortization	26,692	30,076
Total Expenses	3,745,662	2,163,947
Net Loss from Operations	(2,655,408)	(989,751)

Other Income	81,583	55,403
Change in derivative liability	326,539	(331,495)
Gain / (Loss) on debt settlement and write down	(1,124,654)	2,556,916
Interest and Financing fees	(2,137,649)	(1,125,395)
Net Profit / (Loss) Before Income Taxes	(5,509,589)	165,678
Income Tax Expense	(22,173)	(18,283)
Net Profit / (Loss)	(5,531,762)	147,395

Net loss attributable to non-controlling interest	127,961	-

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(5,659,723)	147,395

Accumulative other comprehensive income
Foreign Currency Translation (Loss)	$(36,155)	(160,673)
Total Comprehensible Income / (Loss)	$(5,695,878)	$(13,278)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	38,447,916	27,681,722

Net Profit / (Loss) per common share basic and diluted	$(0.14)	$0.00

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

December 31, 2023 And 2022

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	Interest	Totals

December 31, 2021	23,589,229	$23,589	-	-		$15,697,688	-	$(17,423,931)	$(19,059)	$(1,721,712)
Shares issued for warrant conversion	-	-	-	-	-	471,278	-	-	-	471,278
Shares issued for Reg A offering	375,875	376	-	-	-	1,202,424	-	-	-	1,202,800
Shares issued for MGW note conversion	12,907,534	12,908	-	-	-	1,535,996	-	-		1,548,904
Shares for Mast conversion	100,446	100	-	-	-	(100)	-	-	-	0
Shares issued for S1	201,795	202	-	-	-	290,943			-	291,145
Contribution to capital	-	-	-	-		80,000	-	-	-	80,000
Accumulative comprehensive	-	-	-	-	-		(160,673)			(160,673)
Net Loss	-	-	-	-	-	-	-	147,395	19,059	166,454
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196
Warrants issued in conjunction for debt		-	-	-	-	609,619		-	-	609,619
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(805,445)				(805,445)

Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	(36,155)	-	(21,696)	(57,850)
Fair value of NCI from acquisition of Shuya									650,951	650,951
Shares issued for warrant conversion	617,002	617				986,586				987,203
Reclassification of derivative liabilities due to note repayment						261,639				261,639
Shares based compensation	40,000	40				71,960				72,000
Shares issued for Series E preferred			2,199,387	2,199		3,208,007				3,210,206
Series E preferred dividend								(47,904)		(47,904)
Net Loss								(5,659,723)	127,961	(5,531,762)
December 31, 2023	39,152,455	39,152	2,199,387	2,199		28,251,621	(196,827)	(22,984,163)	757,216	5,869,198

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2023		2022
Cash Flows from Operating Activities:
Net Income / ( Loss )	$(5,659,723)		$147,395
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,850		30,076
Stock compensation expense	148,100		-
Loss (gain) on debt settlement	1,124,654		(2,556,916)
Amortization of debt discount	846,682		350,470
Attributable loss per equity method - Shuya	-		5,467
Financing Fees	-		416,014
Deferred offering expense	-		(204,556)
Change in derivative liability	(326,539)		331,495
Changes in assets and liabilities:
(Increase) decrease in right of use asset	(297,201)		238,248
(Increase) decrease in lease liability	371,240		(234,816)
(Increase) decrease in accounts receivable	152,277		(675,535)
(Increase) decrease in accounts receivable – related party	(534,651)		-
(Increase) decrease interest receivable	-		(81,756)
(Increase) decrease in prepayments	(435,417)		(557,436)
(Increase) decrease in other assets	543,036		(4,091)
(Increase) decrease in inventory	183,368		(38,394)
(Decrease) increase in accounts payable	(561,597)		312,460
(Decrease) increase in accrued interest	26,771		155,162
Other (Decrease) increase in accrued expenses	185,474		(24,817)
Other (Decrease) increase in other payables - related party	(709,751)		90,962
Other (Decrease) increase in customer deposits	127,350		56,435
Net Cash Used In Operating Activities	(4,783,077)		(2,244,133)

Cash Flows from Investing Activities
Cash acquired from consolidation Shuya	49,147		-
Investment to Guangyuan Shuxin New Energy Co.	(286,918)		-
Purchase of intangible assets	(3,776)		-
Purchase of fixed assets	(77,055)		-
Investment in Heze Hongyuan	-		(754,000)
Loan receivables	-		(116,000)
Investment in Shuya	-		(567,123)
Cash Flows Used In Investing Activities	(318,602)		(1,437,123)

Cash Flows from Financing Activities
Payment on notes payable - related party	-		(68,207)
Proceeds from notes payable and lines of credit	2,605,539		2,180,460
Proceeds from warrants exercised	987,204		-
Loan receivables	84,720		-
Payments on notes payable and line of credit	(1,675,535)		(807,312)
Stock issued for cash	3,094,555		1,493,945
Cash Flows Provided By Financing Activities	5,096,483		2,798,885

Foreign Currency Transaction	30,776		(160,673)
Net (Decrease) Increase in Cash and Cash Equivalents	25,580		(1,043,043)
Cash and Cash Equivalents at Beginning of Period	149,272		1,192,315
Cash and Cash Equivalents at End of Period	$174,851		$149,272

Supplemental Cashflow Information:
Interest Paid	$257,149		$671,510
Taxes Paid	$-	$

Supplemental Non-Cash Disclosure
Discount on new notes	$239,800		$471,278
Shares issued for warrants	$261,639		$-
Shares issued for preferred conversions	$3,210,206		$-
Shares issued for debt conversions	$666,250		$1,548,904
Warrants issued in conjunction for convertible notes payable	$609,619		$-
Forgiveness debt	$-		$80,000

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements

NOTE 1 –GENERAL

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

Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, California 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the OTCQB Markets under the symbol “CETY.”

Our internet website address is www.cetyinc.com. The information contained on our websites are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS (HRS) and CETY Europe, CETY Renewables waste to energy business unit, the Engineering and Manufacturing services division and CETY Hong Kong.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,869,198 and a working capital deficit of $1,949,206 and an accumulated deficit of $22,984,163 as of December 31, 2023 and used $4,783,077 in net cash from operating activities for the year ended December 31, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

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

Waste to Energy Solutions – Clean Energy Technologies’ waste to energy solutions involve decomposing organic waste materials, such as agricultural waste and food waste at high temperatures into clean energy through its proprietary gasification technology that produce a range of products, including electricity, heat, and biochar.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”),, acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of Sichuan Province and portions of Yunnan Province. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture. The terms of the joint venture are subject to the execution of definitive agreements.

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

Cash and Cash Equivalents

We maintain most of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For the purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2023, and December 31, 2022, we had a reserve for potentially un-collectable accounts receivable of $95,000 and $95,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of December 31, 2023, and December 31, 2022, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Seven (7) customers accounted for approximately 98% of accounts receivable on December 31, 2023. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. Four (4) customers accounted for approximately 98% of accounts receivable on December 31, 2023. Our trade accounts primarily represent unsecured receivables.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2023 we had a reserve of $934,344 vs. reserve of $897,808 as of December, 2022.

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

Furniture and fixtures 3 to 5 years

Equipment 5 to 10 years

Long – Lived Assets

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended December 31, 2023 and 2022.

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

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition, a) the company also does not have an alternative use for the asset if the customer were to cancel the contract, and b) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

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

Additionally, the above five steps are applied to achieve core principle for our CETY Renewables Division:

Because the CETY Renewables division is presently engaged in the Engineering, Procurement, and Construction (EPC) of biomass power facilities, CETY Renewables has developed a process of executing EPC Agreements with customers for this work. In contracting these engagements, CETY Renewables recognizes revenue according to accounting standards in accordance with ASC 606.

In recognizing this revenue, CETY Renewables first identifies the relevant contract with its customer according to 606-10-25-1.

●	The entities, together known as the Parties, approved the contract in writing, through signatures and commitment to the performance of permitting, design, procurement, construction, and commissioning.

●	CETY’s work product includes permits, engineering designs, equipment, and full balance of plant specific to permitting, design, procurement, construction, and commissioning.

●	CETY and customer agree to a total EPC Contract price.

●	The contract has commercial substance. The risk associated with this EPC Agreement is that payment of the EPC contract price.

●	Per the EPC Agreement, CETY expects to collect substantially all of the consideration for its goods and services.

Secondly, CETY identifies the performance obligations of the Parties in performance of the EPC Agreement in accordance with 606-10-25-14. At contract inception, CETY assesses the goods and services necessary to deliver the facility in accordance with its agreement with clients. The agreement specifically laid out all deliverables necessary to achieve the permitting, design, procurement, construction, and commissioning.

CETY also looks at 606-10-25-14(A). A bundle of goods or services is also present, in that CETY is delivering all work products associated with permitting, design, procurement, construction and commissioning of a commercially operable biomass power plant. A biomass power plant is a distinct bundle of goods or services, so the individual goods or services on their own do not lend themselves to a fully integrated or functional system.

CETY in accordance with 606-10-32-1, CETY reviews measurement of the performance obligations. There is no exclusion of any amount of the Contract Price due to constraints associated with 606-10-31-11 through 606-10-32-13.

In review of 606-10-32-2A, CETY did not exclude measurement from the measurement of the transaction price any taxes assessed by a government authority as no such taxes will be due.

In reviewing 606-10-32-3, CETY evaluated the nature, timing, and amount of consideration promised, and whether it impacts the estimate of the transaction price.

Finally, in identifying a single method of measuring progress for each performance obligation satisfied over time, in accordance with 606-10-25-32, CETY applies the methodology of 606-10-25-36. CETY adopted and implemented the input method for revenue recognition in accordance with ASC 606-10-25-33. The company adopts the input method for implementation. CETY recognizes revenue for performance obligations on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation per 606-10-55-20.

For CETY, the contracts with clients for the construction of biomass power plants are the basis for revenue recognition. In each separate EPC Agreement, the performance obligations include permitting, design, procurement, construction, and commissioning of the plant. All of these work products satisfy Section 606-10-25-27(b) as these work products create or enhance an asset under customer’s control. Upon delivery of the work product, the customer takes control of the work products and has full right and ability to direct the use of and obtain substantially all of the remaining benefits of the assets. We recognize revenue over time, using timeline and milestone methods to measure progress towards complete satisfaction of the performance obligation.

During the complexity and duration of the biomass power plant construction projects, CETY will recognize revenue over time, consistent with the criteria for over-time recognition under ASC 606. This approach reflects the continuous transfer of documents, permits, and the equipment over to the customer, which is characteristic of long-term construction contracts.

We have a list of appropriate measures of progress: This is based on milestones achieved, among other measures.

Given the long-term nature of the projects, CETY regularly reviews and, if necessary, updates its estimates of progress towards completion, transaction price, and the allocation of the transaction price to performance obligations.

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2023 and 2022 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2023 and 2022, we had outstanding customer deposits of $210,310 and $80,475 respectively.

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

The Company’s financial instruments consist of cash, prepaid expenses, inventory, accounts payable, accrued expenses, and convertible notes payable. The estimated fair value of cash, prepaid expenses, investments, accounts payable, accrued expenses and convertible notes payable approximate their carrying amounts due to the short-term nature of these instruments.

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

In July 2022, JHJ, a wholly owned subsidiary of CETY HK and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHK owns 20% of Shuya. In August 2022, JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; Right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya.

Shuya was set up as the operating entity for pipeline natural gas (PNG) and compressed natural gas (CNG) trading business, while the other two shareholders of Shuya have large supply relationships.

For the year ended December 31, 2022, the Company has determined that Shuya is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in Shuya under the equity method of accounting. Under this method, the investor (“JHJ”) recognizes its share of the profits and losses of the investee (“Shuya”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investing entity appears in its income statement. Also, any recognized profit increases the investment recorded by the investing entity, while a recognized loss decreases the investment.

JHJ made an investment of RMB 3.91 million ($0.55 million) into Shuya during the 12 months ended December 31, 2022 recorded in accordance with ASC 323. Shuya had a net loss of approximately $10,750 during the year ending December 31, 2022, of which approximately $5000 was allocated to the company, reducing the investment by that amount.

Chengdu Xiangyueheng Enterprise Management Co., Ltd (the “Xiangyueheng”), which owns a 10% equity interest in Shuya, entered a three-party Concerted Action Agreement (the “CAA”), wherein the parties agreed to vote in unison at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agreed that during the term of the CAA, before any of the three parties intends to propose motions to the shareholders’ meetings or the board of directors, or exercise their voting rights on any matter that shall be presented to and resolved through the shareholders’ meeting in accordance with the laws, regulations, Articles of Association of Shuya or any relevant shareholders’ agreements, the three parties will discuss, negotiate, and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

As a result of the CAA, the Company re-analyzed and determined that Shuya is the variable interest entity (the “VIE”) of JHJ because 1) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, and 2) Shuya is structured with disproportionate voting rights, and substantially all the activities are conducted on behalf of an investor with disproportionately few voting rights. Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company concluded JHJ is deemed the primary beneficiary of the VIE. Accordingly, the Company consolidates Shuya into its consolidated financial statements effective on January 1, 2023.

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

In accordance with ASC 805, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the Acquisition Date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually. All intangible assets and goodwill will be tested for impairment when certain indicators are present. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies. The valuation of purchase considerations was based on preliminary estimates that management believes are reasonable under the circumstances. Based on the preliminary independent valuation, management determined that the difference in the fair value of the consideration paid, and book records was immaterial due to the fact that Shuya has been only in operations for less than a year after effective date of control in became effective. The management determined that the final purchase price allocation shall be re-valuated subject to change pending additional operational results and forecast assumptions.

As the Consistent Action Agreement did not quantify any considerations to gain the control, the deemed consideration paid is the fair value of 51% non-controlling interest as of January 1, 2023. The following table summarizes the fair value of the consideration paid and the fair value of assets acquired and liabilities assumed on January 1, 2023, the acquisition date.

Fair value of non-controlling interests	$650,951
Fair value of previously held equity investment	556,096
Subtotal	$1,207,047
Recognized value of 100% of identifiable net assets	(1,207,047)
Goodwill Recognized	$-
Recognized amounts of identifiable assets acquired and liabilities assumed (preliminary):
Inventories	$516,131
Cash and cash equivalents	50,346
Trade and other receivables	952,384
Advanced deposit	672,597
Net fixed assets	6,704
Trade and other payables	(1,021,897)
Advanced payments	(5,317)
Salaries and wages payables	(4,692)
Other receivable	40,791
Total identifiable net assets	$1,207,047

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. Therefore, the Company should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period per

Unaudited Proforma of Consolidated Statement of Operations

	2023	2022
Sales	14,702,977	4,029,087
Sales - Related Party	410,486	-
Total Income	15,113,463	4,029,087

Cost of Goods Sold	14,023,209	2,758,977

Gross Profit	1,090,254	1,270,110

Expense
General and Administrative Expense	684,893	507,321
Salaries	1,671,071	782,657
Travel	405,334	166,025
Professional Fees Legal & Accounting	356,785	315,361
Facility Lease and Maintenance	401,293	349,610
Consulting Engineering	199,594	119,896
Stock Compensation	-	-
Depreciation and Amortization	26,692	30,076
Total Expense	3,745,662	2,270,946

Net Profit / (Loss) From Operations	(2,655,408)	(1,000,836)

Other Income & Expense
Other Income	81,583	55,577
Change in Derivative Liability	326,539	(331,495)
Gain / (Loss) on Debt Settlement and Write Down	(1,124,654)	2,556,916
Interest and Financing fees	(2,137,649)	(1,125,371)
Net Profit / (Loss) Before Income Taxes	(5,509,589)	154,791

Income Tax Expense	(22,173)	(18,283)
Net Profit / (Loss)	(5,531,762)	136,508

Non-controlling interest	127,961	-

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(5,659,723)	136,508

Other Comprehensive Item
Foreign Currency Translation Gain	(36,155)	(160,673)
Total Comprehensible Income / (Loss)	(5,695,878)	(24,165)
Non- Controlling interest
Accumulative Other Comprehensive Income	838	-
Total Comprehensive Income	(5,695,040)	(24,165)

Net Profit (Loss) per Preferred and Common Share

Basic profit / (loss) per share is computed based on the weighted average number of common shares outstanding. At December 31, 2023, we had outstanding common shares of 39,152,455 used in the calculation of basic earnings per share. Basic weighted average common shares and equivalents for the years ended December 31, 2023 and 2022 were 38,447,916 and 27,681,722, respectively. As of December 31, 2023, we had convertible notes, convertible into approximately 277,604 of additional common shares, and 70,102 common stock warrants, and 1,857,590 preferred shares. Fully diluted weighted average common shares and equivalents were 38,227,965 as of December 31, 2023 and were withheld from the calculation as they were considered anti-dilutive for the year ended December 31, 2023.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2023 and 2022.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Manufacturing & Engineering services, Clean Energy HRS (HRS), CETY HK NG Trading, and CETY Renewables Waste to Energy. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	For the years ended December 31,
	2023	2022
Net Sales
Manufacturing and Engineering	$47,091	$203,078
Heat Recovery Solutions	497,584	4488,453
LNG Trading	14,138,789	1,890,439
Waste to Energy	429,999	81,242
Total Sales	$15,113,463	$2,663,212

Segment income and reconciliation before tax
Manufacturing and Engineering	(16,199)	124,437
Heat Recovery Solutions	157,179	361,914
LNG Trading	594,041	619,446
Waste to Energy	355,233	68,399
Total Segment income	1,090,254	1,174,196
Less: operating expense	(3,745,662)	(2,163,947)
Less: other income and expenses	(2,854,181)	1,155,429
Net profit/ (loss) before income tax	$(5,509,589)	$165,678

	December 31, 2023	December 31, 2022
Total Assets
CETY & Manufacturing and Engineering	$2,548,630	$5,518,460
Clean Energy HRS	3,099,223	2,556,166
Waste to Energy	523,566	39,703
LNG Trading	5,339,618	-
Total Assets	$11,511,037	$8,114,329

	For the years ended December 31,
	2023	2022
United States	905,057	509,330
China	14,138,789	1,925,950
Other international	69,617	132,316
Total Sales	15,113,463	2,567,596

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the year ended December 31, 2023 and 2022 we had $0 in share-based expense, due to the issuance of common stock. As of December 31, 2023, we had no further non-vested expense to be recognized.

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

As of December 31, 2023, we had a net operating loss carry-forward of approximately $(15,737,415) and a deferred tax asset of $4,727,224 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(4,727,224). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2023 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2023, $11,000 of deferred stock issuance costs will capitalized and will be recognized upon the funding of the offering during the year 2024.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2023	December 31, 2022
Accounts Receivable	$1,362,130	$1,388,567
Accounts Receivable - RP	491,774	-
Less reserve for uncollectable accounts	(95,000)	(95,000)
Total	$1,758,904	$1,293,567

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2023	December 31, 2022
Long-term receivables	$1,149,854	$1,000,000
Less reserve for uncollectable accounts	(247,500)	(247,500)
Net Long-term receivables	902,354	752,500

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2023 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2023	December 31, 2022
Inventory	$1,909,238	$1,389,394
Less reserve for obsolescence parts	(934,344)	(897,808)
Total	$974,894	$500,586

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2023	December 31, 2022
Property and Equipment	$1,509,025	$1,430,260
Accumulated Depreciation	(1,430,337)	(1,415,444)
Net Fixed Assets	$78,688	$14,816

Our Depreciation Expense for the years ended December 31, 2023 and 2022 was $26,692 and $30,076 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2023	December 31, 2022
Goodwill	$747,976	$747,976
LWL Investment	1,468,709	1,468,709
Intangible assets - Shuya	12,914	-
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(98,972)	(87,096)
Net Fixed Assets	$26,82,893	$2,674,700

Our Amortization Expense for the years ended December 31, 2023 and 2022 was $11,876 and 11,876 respectively.

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

The following table presents the purchase price allocation:

Consideration:

Total purchaser consideration – cash paid	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,539

Liabilities assumed:
Advance Receipts	$(8,539)
Taxes Payable	$179
Net Assets Acquired:	$1,500,000

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller.As of the date of the filing the performance contingencies had not been met.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025. Under this convertible note, JHJ lent RMB 5,000,000 ($0.78 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze. During the year end December 31, 2023, JHJ recorded $58,273 interest income accrued from 2022 from this note, the accrual of interest income ceased in October 2022.

NOTE 8 – ACCRUED EXPENSES

	December 31, 2023	December 31, 2022
Accrued Wages	$104,775	$102,370
Sales tax payable	47,661
Accrued Taxes and other	433,936	16,660
Accrued Taxes and other	$586,372	$119,030

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2023, the outstanding balance was $626,033 compared to $998,820 at December 31, 2022.

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

Based on the California Statute of Limitations, the Nevada Statute of Limitations, and the New York Statute of Limitations it is the view of our legal counsel that the above referenced debt is no longer an enforceable obligation. under California law, Nevada law, and New York law, as it became past due no later than November 3, 2016, more than Six (6) years ago and last payment made on the debt was on November 3, 2016, which is more than Six (6) years ago. The total gain recognized from this write off was $2,556,916 for the year ended December 31, 2022.

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

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111.30. This note was paid off as of Feb 13, 2023.

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

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633.50 The note had an OID of $11,850.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of September 15, 2023.

On Dec 5,2022 the company entered into a promissory note in the amount of $191,526 with and interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067.80 The note had an OID of $19,760.00 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On February 10, 2023 the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31,2023 was 0.

On March 6, 2023 the company entered into a promissory note in the amount of $135,005 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On October 13, 2023 the company entered into a promissory note in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $173,532.

On November 17, 2023 the company entered into a promissory note in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $287,595.

On November 30, 2023 the company entered into a promissory note in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $150,205.

On December 19, 2023 the company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $101,200.

Convertible notes

On May 5, 2017 we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until nine months after its issuance and has a conversion rate of ninety one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017 this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term were added to the original note with the interest rate of 14%. This note matured on February 21st of 2018. As of April 3, 2023 this note was settled and paid off, please see comment below.

On May 24, 2017, we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26, 2018. As of March 31, 2023 the outstanding balance due was $163,980. As of April 3, 2023 this note was settled and paid off. On April 3, 2023 Clean Energy Technologies, Inc. reached an agreement with Cybernaut Zfounder Ventures, LLC to pay off the outstanding convertible notes dated May 5, 2017 and May 24, 2017 in amount equal to $330,555 that were in default for a settlement amount of $200,000.

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of December 31, 2023 was $935,856.

On August 5, 2022, we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 for a purchase price of $125,000 plus an original issue discount in the amount of $13,889, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 43,403 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights. This note was paid off as of March 9, 2023 for the payoff amount of $187,451.

On August 17, 2022, we entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”) pursuant to which the Company issued to Mast Hill a $150,000 Convertible Promissory Note, due August 17, 2023 for a purchase price of $135,000 plus an original issue discount in the amount of $15,000, and an interest rate of fifteen percent (15%) per annum. Firstfire is entitled to purchase 46,875 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Firstfire as well as providing Firstfire with registration rights. This note was paid off as of March 9, 2023 for the payoff amount $215,000.

On September 1, 2022, we entered into a Securities Purchase Agreement with Pacific Pier Capital, LLC (Pacific) pursuant to which the Company issued to Pacific a $138,888 Convertible Promissory Note, due August 5, 2023 for a purchase price of $125,000 plus an original issue discount in the amount of $13,888, and an interest rate of fifteen percent (15%) per annum. Pacific is entitled to purchase 43,403 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Pacific as well as providing Pacific with registration rights. This note was paid off as of March 9, 2023 for the payoff amount of $190,606.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. The principal balance and accrued interest of this as of December 31, 2023 was $357,945.

On November 10, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 10, 2023 for a purchase price of $85,500 plus an original issue discount in the amount of $9,500 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 08, 2023 was $109,016. This note was converted into Series E preferred shares of CETY.

On November 21, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. pursuant to which the Company issued to Mast Hill a $95,000 Convertible Promissory Note, due November 21, 2023 for a purchase price of $85,500 plus an original issue discount in the amount of $9,500, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 29,686 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $108,703. This note was converted into Series E preferred shares of CETY.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of commons stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 08, 2023 was $138,923. This note was converted into Series E preferred shares of CETY.

On January 19, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 08, 2023 was $209,517. This note was converted into Series E preferred shares of CETY.

On March 8, 2023 we entered into a Securities Purchase Agreement with Mast Hill, L.P. pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 08, 2023 was $807,601. This note was converted into Series E preferred shares of CETY.

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

The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of November 08, 2023 was $581,363. This note was converted into Series E preferred shares of CETY.

Total due to Convertible Notes

	December 31, 2023	December 31, 2022
Total convertible notes	$1,697,757	$3,156,528
Accrued Interest	308,216	262,331
Debt Discount	(71,017)	(326,804)
Total	$1,934,956	$3,092,055

NOTE 10 – DERIVATIVE LIABILITIES

As a result of the convertible notes we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 91.5%, a risk-free interest rate range of 4.5%, an exercise price of $1.00. The derivative liability as of December 31, 2023 was $0 after the Company paid off the two convertible notes payable in the second quarter of 2023.

The remaining derivative liabilities were:

	December 31, 2023	December 31, 2022
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$-	$588,178

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

As of May 1, 2017, our corporate headquarters were located at 2990 Redhill Unit A, Costa Mesa, CA. On March 10, 2017, the Company signed a lease agreement for an 18,200-square foot CTU Industrial Building. Lease term is seven years and two months beginning July 1, 2017. This lease ended as of November 30, 2023. In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease. This lease ended as of December 31, 2023.

We have relocated our corporate to 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023 and expiring on January 31, 2027. On October 16 of 2023, we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending June 30, 2025. We also signed a temporary storage lease and Due to the short termination clause, we are treating this as a month-to-month lease.

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

As of December 31, 2023
Right-of-used assets	$245,974
Lease liabilities – current	$117,606
Lease liabilities – non-current	128,480
Total lease liabilities	$246,086

The weighted-average remaining lease term and the weighted-average discount rate of the above two leases are as follows:

Year Ended December 31, 2023

Weighted average remaining lease term (years)	2.25
Weighted average discount rate	6.5%

The following is a schedule, by year of lease payment for above two leases as of December 31, 2023:

For the 12 months ending	Lease Payment

2024	129,622
2025	90,243
2026	40,642
2027	3,511
Total undiscounted cash flows	264,017
Imputed Interest	(17,932)
Present value of lease liabilities	$246,086

Effective August 5, 2022, Shuya entered a 48-month lease for a natural gas recycle station from Leishen (the 41% shareholder of Shuya), including the operating rights and use rights of all the assets and equipment in the station. The annual rent is approximately $64,290, to be paid each year in advance, however, it has not been paid since the lease commenced. Effective August 5, 2022, Shuya entered another 48-month lease for leasing sewage treatment land from Leishen to operate the natural gas recycling station. The annual rent is approximately $17,137, to be paid each year in advance, which has not been fully paid since the lease commenced.

The components of lease costs, lease term and discount rate with respect of Leishen leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s Leishen operating leases:

As of December 31, 2023
Right-of-used assets	$207,995
Lease liabilities – current	$229,201
Lease liabilities – non-current	81,506
Total lease liabilities	$310,707

The weighted-average remaining lease term and the weighted-average discount rate of Leishen leases are as follows:

	Year Ended December 31
	2023	2022
Weighted average remaining lease term (years)	2.59	3.59
Weighted average discount rate	5%	5%

The following is a schedule, by year of lease payment for Shuya as of December 31, 2023.

For the 12 months ending	Lease Payment

2024	229,201
2025	41,338
2026	48,950
2027	-
Total undiscounted cash flows	319,489
Imputed Interest	(8,782)
Present value of lease liabilities	$310,707

Our lease expense (including both ASC 842 lease and short-term lease) for the years ended December 31, 2023 and 2022 was $401,293 and $349,610 respectively.

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

Common Stock Transactions

On December 27, 2021, we entered into a convertible note payable with Universal Scope Inc. for $650,000 with a maturity date of June 21, 2022 which accrues interest at the rate of 2% per annum. It is convertible at any time after its issuance and has a fixed conversion rate of $2.40 of our common stock. This note and accrued interest equating to $666,250 was converted into 277,604 of our common shares on March 28, 2023.

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

On March 23, 2023 we sold 975,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $4.00 per share. Net proceeds from this offering was $3,094,552.

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

On October 27, 2023 Mast Hill exercised the right to purchase 183,500 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2023 there were 39,152,455 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The following are primary terms of the Series D Preferred Stock. The Series D Preferred holders were initially entitled to be paid a special monthly divided at the rate of 17.5% per annum. Initially, the Series D Preferred Stock was also entitled to be paid special dividends in the event cash dividends were not paid when scheduled. If the Company does not pay the dividend within five (5) business days from the end of the calendar month for which the payment of such dividend to owed, the Company will pay the investor a special dividend of an additional 3.5%. Any unpaid or accrued special dividends will be paid upon a liquidation or redemption. For any other dividends or distributions, the Series D Preferred Stock participates with common stock on an as-converted basis. The Series D Preferred holders may elect to convert the Series D Preferred Stock, in their sole discretion, at any time after a one-year (1) year holding period, by sending the Company a notice to convert. The conversion rate is equal to the greater of $0.08 or a 20% discount to the average of the three (3) lowest closing market prices of the common stock during the ten (10) trading day period prior to conversion. The Series D Preferred Stock is redeemable from funds legally available for distribution at the option of the individual holders of the Series D Preferred Stock commencing any time after the one (1) year period from the offering closing at a price equal to the initial purchase price plus all accrued but unpaid dividends, provided, that if the Company gave notice to the investors that it was not in a financial position to redeem the Series D Preferred, the Company and the Series D Preferred holders are obligated to negotiate in good faith for an extension of the redemption period. The Company timely notified the investors that it was not in a financial position to redeem the Series D Preferred and the Company and the investors have engaged in ongoing negotiations to determine an appropriate extension period. The Company may elect to redeem the Series D Preferred Stock any time at a price equal to initial purchase price plus all accrued but unpaid dividends, subject to the investors’ right to convert, by providing written notice about its intent to redeem. Each investor has the right to convert the Series D Preferred Stock at least ten (10) days prior to such redemption by the Company. As of the date of this filing there are no preferred D outstanding.

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

The Series E Preferred Stock has a stated value of $1.00 (the “Stated Value”) per share. Each holder of the Series E Preferred Stock is entitled to receive dividends payable on the Stated Value of the Series E Preferred Stock at a rate of 15% per annum. The Series E Preferred Stock is convertible at the option of the holder thereof into such number of common stocks of the Company, as is determined by dividing the Stated Value per share plus accrued and unpaid dividends thereon by the conversion price of 80% of the lowestw VWAP over the last 5 trading days, subject to a 4.99% beneficial ownership limitation. Each holder of Series E Preferred Stock also enjoys certain voting rights and preferences upon liquidation.

On November 8, 2023, Clean Energy Technologies, Inc. (the “Company”) entered into an exchange agreement (the “Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (the “Holder”), pursuant to which the Company agreed to issue to the Holder 2,199,387 shares of the newly designated 15% Series E Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series E Preferred Stock”), in exchange for the outstanding balances and accrued interest of $1,955,122, as of November 8, 2023, under the six promissory notes the Company issued to the Holder from November 2022 to July 2023. Based on the analysis performed by an independent agency, the fair value of the stock, as at the valuation date was $3,210,206. Based on the settlement of $1,955,122, the company has recorded a loss of $1,255,084.

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $47,904 of dividend has been accrued but not paid as of December 31, 2023.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual life	Aggregate Intrinsic Value
Outstanding December 31, 2022	325,243	$1.60	3.99	-
Expired	-	-	-	-
Additions	425,438	1.60	4.17	-
Additions	26,701	5.00	3.90	-
Exercised	707,280	1.60
Outstanding December 31, 2023	70,102	2.90	3.71

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

Additionally, Leishen has relationships with the supply side of the NG business and is able to obtain large amounts of NG. As a result, Shuya also has a supplier relationship with Leishen. Our Board of Directors has approved the transactions between Leishen and the Company. During the year ended December 31, 2023 Shuya made a $5,641,069 purchase from Leishen. As of December 31, 2023, we had no accounts receivable from Leishen. However, we had an advance to the supplier of Leishen amounting to $466,914. Additionally, there were accounts payable to Leishen totaling $315,361, which were recorded for inventory purposes but the advance to supplier account was not decreased. Furthermore, there was a due from related party balance of $752,066 and a due to related party balance of $103,939.

Leishen has constructed a CNG refueling station on behalf of Shuya, the loan term is four years. When the CNG refueling station is ready for operation, Shuya will lease the CNG refueling station from Leishen at a price equivalent to the depreciation amount of the station; when the assets are eligible for transfer, Leishen will transfer the assets of CNG refueling station to Shuya at the net asset value.

Effective August 5, 2022, Shuya entered a 48-month lease for a natural gas recycle station from Leishen (the 41% shareholder of Shuya), including the operating rights and use rights of all the assets and equipment in the station. The annual rent is approximately $64,290, to be paid each year in advance, however, it has not been paid since the lease commenced. Effective August 5, 2022, Shuya entered another 48-month lease for leasing sewage treatment land from Leishen to operate the natural gas recycling station. The annual rent is approximately $17,137, to be paid each year in advance, which has not been fully paid since the lease commenced.

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

On June 2, 2023 CETY Renewables executed a turnkey agreement for the design, construction, and delivery of organics to energy plant with Vermont Renewable Gas, LLC. As a result, CETY has invoiced VRG $ in 2023 ($429,999 in total) and $410,486 recorded as related party revenue.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in 2023 was $6,187. Our Board of Directors has approved the transactions between Billet Electronics and the Company. The outstanding balance as of December 31, 2023 was $0.

NOTE 14 - WARRANTY LIABILITY

For the year ended December 31, 2023 and 2022 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of December 31, 2023 and December 31, 2022 was 100,000.

NOTE 15 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture was the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA was located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owned 75% interest and AG owns a 25% interest in Ashfield Renewables Ag Development LLC. The agreement with CETY Renewables Ashfield has been terminated and CETY Renewable Ashfield was dissolved.

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

NOTE 16 – INCOME TAX

CETY Europe

CETY Europe is one of the Company’s subsidiaries in Italy, and is subject to 24% corporate income tax rate.

Hong Kong

CETY HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

CETY HK did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception.

PRC

Under the Enterprise Income Tax (“EIT”) Law of the PRC, domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% EIT rate while preferential tax rates, tax holidays, and even tax exemption may be granted on case-by-case basis. From January 1, 2022 to December 31, 2024, small and low-profit enterprises with annual taxable income exceeding RMB 1 million but not more than RMB 3 million, the actual income to be taxed will be at 25% of annual taxable income, and the corporate income tax is paid at the rate of 20%.

The current PRC EIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by the PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

The provision for income tax consisted of the following:

For the year ended December 31,2023
Current income tax expense	$22,173
Deferred income tax expense (benefit)
Total income tax expense	$22,173

The following table reconciles the statutory tax rate to the Company’s effective tax rate:

For the year ended December 31,2023
Federal statutory tax expense (benefit)	(21)%
State statutory	(6.8)%
Tax rate difference	0.1%
Permanent difference	0.2%
Change in valuation allowance	(28.0)%
Effective tax rate	0.4%

The components of deferred tax assets (liabilities) are as follows:

As of December 31, 2023
Deferred tax:
Allowance for doubtful accounts	$5,686
Net operating loss (“NOL”) carrying forwards	7,021,555
Operating lease liabilities, net of right of use assets	2,479
Advertising expense
Total deferred tax assets, net	7,029,720
Less: valuation allowance	(7,029,720)
Total deferred tax assets, net	—

The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under applicable tax law. As of December 31, 2023, the Company’s PRC operating entities had $0.35 million net operating loss that can be carried forward to offset future taxable income for five years from the year the loss is incurred; the Company’s US parent had $30.08 million net operating loss that can be carried forward, for federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years; the Company’s Italy operating entity had $87,148 net operating loss that can be carried forward indefinitely to offset future taxable income, losses arising in the first three years of activity can be offset with 100% of taxable income, after that, tax losses can only be offset with taxable income for an amount not exceeding 80% of the taxable income. As of December 31, 2023 due to uncertainties surrounding future utilization on these NOLs, the Company recorded valuation allowance of $7.03 million, respectively, against the deferred tax assets based upon management’s assessment as to their realization.

As of December 31, 2023 and 2022, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense if any; however, there were no such interest and penalties as of December 31, 2023 and 2022.

NOTE 17 – THE STATUTORY RESERVES

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

NOTE 18 – SUBSEQUENT EVENTS

On January 3, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $143,750 (the “Note”), which amount is the $125,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024.

As a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the Buyer’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction.

On February 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000 (the “Note”), which amount is the $80,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $10,120. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock.

On March 4, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $280,500 (the “Note”), which amount is the $255,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $25,500. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction.

On March 15, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell up to 2,000,000 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $900,000, or $0.45 per Unit, with each unit consisting of one share of common stock, par value $.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of common stock. The Warrant is exercisable at exercise price of $1.60 per share, expiring one year from the date of issuance.

On January 1, 2024 and effective on the same date., JHJ, SSET and Xiangyueheng entered into the Agreement on the Termination of the Concerted Action Agreement (the “Termination Agreement”), pursuant to which the parties release each other from any and all obligations under the CAA. Due to the Termination Agreement, the Company now holds less than 50% of the voting rights in Shuya. The Company has determined that Shuya no longer constitutes a VIE and the Company will not consolidate Shuya into its consolidated financial statements on or after January 1, 2024.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2023.

●a lack of sufficient in-house qualified accounting staff;

●inadequate controls and segregation of duties due to limited resources and number of employees;

●material purchase price allocation of Shuya transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants.

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2023:

Name	Age	Position
Kambiz Mahdi	58	President, CEO, Director
Calvin Pang	39	CFO, Director
Lauren Morrison	69	Independent Director
Mathew Smith	49	Independent Director
Ted Hsu	65	Independent Director

There are no family relationships among any of the directors or the executive officer.

Biographical Information.

Mr. Kambiz Mahdi, served as President and Chief Executive Officer of the Company from 1996 until December of 2005 and again from July 2009 until present. Mr. Mahdi also started Billet Electronics a global supply chain provider of products, services and solutions in the technology sector in 2007. Mr. Mahdi has a BS degree in Electrical Engineering from California State University of Northridge. Mr. Mahdi has not served on any other boards of public companies in the past five years.

Our Board of Directors selected Mr. Mahdi to serve as a director because he is our Chief Executive Officer and has served in various executive roles with our company for 15 years, with a focus on electrical design & manufacturing, sales and operations and his insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of engineering and manufacturing industry and relationships with chief executives and other senior management at technology companies. Our Board of Directors believes that Mr. Mahdi brings a unique and valuable perspective to our Board of Directors.

Mr. Calvin Pang has served as our Chief Financial Officer since March 9, 2020. Since 2015 Mr. Pang has been the Managing Director of Megawell Capital Limited. From 2007 to 2015, he was a banker at UBS AG managing portfolios of Hong Kong and China based investors. Mr. Pang graduated from the Olin School of Business at Washington University in St. Louis with a bachelor’s degree in business and finance. We believe that Mr. Pang is well qualified to serve as a member of our Board of Directors due to his extensive experience in U.S. and Asian corporate finance and may assist us in developing relationships with financial institutions.

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

Board Diversity Matrix (As of April 15, 2024)

			Did Not
			Disclose
	Female	Male	Gender
Gender Identity
Directors	1	4	0
Demographic Background
Asian	0	2	0
White	1	2	0

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2023. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Clean Energy Technologies, Inc., Board of Directors, 1340 Reynolds Avenue, Irvine, California 92614, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We had a five-member Board of Directors in 2023 of which three members are independent directors.

Committees of our Board of Directors

Audit Committee. Our audit committee will consist of Lauren Morrison and Ted Hsu. Lauren Morrison is the chairperson of the audit committee. We have determined that Lauren Morrison and Ted Hsu each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ted Hsu qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (e) approving related person transactions.

Compensation Committee. Our compensation committee consist of Lauren Morrison and Ted Hsu. Ted Hsu is the chairperson of our compensation committee. We have determined that Lauren Morrison and Ted Hsu are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee will consist of Matthew-Graham Smith, Lauren Morrison and Ted Hsu. Lauren Morrison is the chairperson of our nominating and corporate governance committee. We have determined that each of Matthew-Graham Smith, Lauren Morrison and Ted Hsu qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program.

Term of Office

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

Family Relationships

There are no other family relationships between any of our directors or executive officers. There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company.

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

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

Shareholder Communications to the Board

Shareholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Clean Energy Technologies, Inc., 1340 Reynolds Avenue, Irvine, CA 92614. The Company’s Secretary will forward communications directly to the appropriate Board members. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company’s Secretary will review all communications before forwarding them to the appropriate Board member.

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

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Clean Energy Technologies, Inc., Board of Directors, 1340 Reynolds Avenue, Unit 120, Costa Mesa, California 92614; Attention: Chief Executive Officer.

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

Fiscal years 2022 and 2023 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2022 and 2023.

Fiscal years 2022 and 2023 Equity Compensation

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

For the year ended December 31, 2023, there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal year 2022 or 2023.

Director Summary Compensation in fiscal years 2022 and 2023

None.

Change of Control and Termination Provisions

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2022, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2022, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2022, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements with the exception of MGWI which filed a late Form 4.

Item 11. Executive Compensation.

The following table sets forth the fiscal year 2022 and 2023 compensation for:

●	Kambiz Mahdi, our Chief Executive Officer

The executive officers included in the Summary Compensation Table are referred to in this Form 10K as our named executive officers. A detailed description of the plans and programs under which our named executive officers received the following compensation can be found in the section entitled “Compensation Discussion and Analysis.”

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)(3)	($)(4)	($)	($)	($)	($)	($)
Kambiz Mahdi (1)	2023	$275,000	$137,500	$	$-	$-	$-	$-	$412,500
Chief Executive Officer	2022	$275,000	$137,500	$-	$-	$-	$-	$-	$412,500
Calvin Pang (2) Chief Financial Officer	2023	$150,000	$75,000	$-	$-	$-	$-	$-	$191,858

1)	On October 18, 2018 we entered into an at will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time.

2)	On March 24, 2023 we entered into an at will employment agreement with Mr. Pang, with an annual salary of $150,000. This agreement may be terminated at any time.

3)	Mahdi is entitled to 50% of his salary in cash bonus, this bonus was approved by the board of directors for fiscal year 2022, 2023, and 2024. Mr. Pang is entitled to 50% of his salary in cash bonus, this bonus was approved by the board of directors for 2023, and 2024.

Outstanding Equity Awards at 2023 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2023.

Executive Employment Agreements

On October 18, 2018 we entered into an at-will employment agreement with Mr. Mahdi, with an annual salary of $275,000. This agreement may be terminated at any time. In addition, as part of the agreement Mr. Mahdi was to be issued 500,000 shares of our common stock, as additional compensation.

On March 24, 2023 we entered into an at will employment agreement with Mr. Pang, with an annual salary of $150,000. This agreement may be terminated at any time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of April 15, 2023 the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors and former directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 39,152,455 shares of our common stock outstanding as of December 31, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. Unless otherwise provided, the address of each beneficial owner listed is c/o Clean Energy Technologies, Inc., Board of Directors, 1340 Reynolds Avenue, Unit 120, Irvine, California 92614. We need to footnote how the voting rights are allocated and add them to the number of shares.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
MGW Investments I Limited (1)	24,044,101	56.38

Officers and Directors
Calvin Pang(2)	24,044,101	56.38%
Kambiz Mahdi – Director and CEO (3)	2,317,541	5.43%
All directors and officers as a group	26,361,642	61.82%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a five-member Board of Directors in 2023 of which three members are independent directors. Due to the size of our company and the difficulty in finding directors that have experience in our industry, 2 of our directors can be deemed an “independent directors.”

While our stock is not listed on the NASDAQ Stock Exchange, our independent directors would qualify as independent under the rules of the NASDAQ Stock Exchange.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (Fruci & Associates II, PLLC) for services rendered during the fiscal years ended December 31, 2022 and December 31, 2023 are set forth in the table below:

Services:	2023	2022
Audit Fees (1)	$231,815	$86,844
Audit Related Fees (2)		22,500
Tax Fees (3)		-
All Other fees	-	-
Total	$231,815	$109,344

(1)	Audit fees billed in 2023 and 2022 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

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

Board of Directors Audit Report to Shareholders

Since we do have a standing Audit Committee our full Board of Directors oversees our financial reporting process. Our management has the primary responsibility for our financial statements as well as our financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of our financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2022 and December 31, 2023 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 15 day of April, 2024.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date:April 16, 2024

By:	/s/ Calvin Pang
Calvin Pang
Chief Financial Officer

Date: April 16, 2024

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 16, 2024

/s/ Calvin Pang		Chief Financial Officer
By:	Calvin Pang
Date:	April 16, 2024

/s/ Mr. Ted Hsu		Director
By:	Ted Hsu
Date:	April 16, 2024

/s/ Ms. Lauren Morrison		Director
By:	Lauren Morrison
Date:	April 16, 2024

/s/ Mr. Matthew Graham Smith		Director
By:	Matthew Graham Smith
Date:	April 16, 2024

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference; in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities.

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.15	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136*	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021

10.137*	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000.

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1*	List of Subsidiaries

23.1*	Consent of the Independent Auditor

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

