Form 10-K/A
period 2023-12-31
Clean Energy Technologies, Inc.
filed 2024-04-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of common stock outstanding on April 16, 2024, was 42,665,248 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on April 16, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to include the Report of the Independent Registered Public Accounting Firm, Fruci & Associates II, PLLC as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (the “Audit Report”). No changes have been made to the Original Filing other than to include i) the Audit Report that inadvertently omitted the date of the Audit Report from the Original Filing; ii) updating the number of shares of common stock outstanding on April 16, 2024, from 42,495,453 to 42,665,248 shares; iii) the dilution table on page 25; iv) fixing grammatical errors throughout the Original Filing; and v) filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing other than to include the Audit Report.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,869,198 and a working capital of $1,949,206 and an accumulated deficit of $22,984,163 as of December 31, 2023 and used $4,783,077 in net cash from operating activities for the year ended December 31, 2023. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

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

As of December 31, 2023, we had current liabilities of $4,801,523 and total current asset of 6,750,728.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders:

Convertible Notes - and Approximate common share equivalents	1,293,801
Series E preferred shares	1,857,590
Warrants and Common Stock equivalent’s	70,102
Total Convertible Common Stock equivalents	3,221,493

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

In the second quarter of 2023, the Company issued 213,188 shares and received cash proceed of $341,101.

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

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31,

	2023	2022
Net Cash provided / (Used) In Operating Activities	$(4,783,077)	$(2,244,133)
Cash Flows Used In Investing Activities	(318,602)	(1,437,123)
Cash Flows Provided / (used) By Financing Activities	5,096,483	2,798,885
Net (Decrease) Increase in Cash and Cash Equivalents	$25,580	$(1,043,043)

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

Diamond Bar, California

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clean Energy Technologies, Inc. and Subsidiaries (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2015 to 2023.

Spokane, Washington

April 17, 2023

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets:

Cash	$174,851	$149,272
Accounts receivable - net	1,267,130	1,368,567
Accounts receivable – related party	491,774	-
Lease receivable asset	-	217,584
Advance to Supplier - Prepayment	1,366,187	597,816
Advance to Supplier – related party	463,621	-
Deferred Offering Costs	11,000	204,556
Investment Heze Hongyuan Natural Gas co.	762,273	835,756
Due from related party	752,066	-
Loan Receivables	200,826	116,000
Investment to Guangyuan Shuxin New Energy Co.	286,106	-
Inventory	974,894	500,586
Total Current Assets	6,750,728	3,990,136

Property and Equipment - Net	78,688	14,816
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Intangible Assets Net Shuya	12,914	-
Long Term Investment - Shuya	-	561,656
Long-term financing receivables - net	902,354	684,770
License	354,322	354,322
Patents	91,817	103,693
Right of use asset - long term	453,970	157,359
Other Assets	67,133	30,892
Total Non Current assets	4,177,883	4,109,377
Total Assets	$10,928,611	$8,114,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$548,038	$860,434
Accounts payable – related party	416,007	-
Accrued Expenses	586,372	119,030
Customer Deposits	210,310	80,475
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	-	588,178
Facility Lease Liability - current	346,807	186,436
Line of Credit	626,033	998,820
Convertible Notes Payable (net of discount of $70,056 and $326,805 respectively)	1,934,956	3,092,055
Related Party Notes Payable	-	177,704
Total Current Liabilities	4,801,523	6,236,132
Long-Term Debt:
Facility Lease Liability - long term	209,986	-
Accrued Dividend	47,904	-
Net Long-Term Debt	257,890
Total Liabilities	5,059,413	6,236,132

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 39,152,455 and 37,174,879 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	39,152	37,175
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 2,199,387 shares issued and outstanding and 0 shares issued and outstanding as of December 31, 2023 and 2022	2,199	-
Additional paid-in capital	28,251,621	19,278,230
Accumulated Other Comprehensible Income	(196,827)	(160,673)
Accumulated deficit	(22,984,163)	(17,276,536)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	5,111,982	1,878,196

Non-controlling interest	757,216	-
Total Stockholders’ Equity	5,869,198	1,878,196
Total Liabilities and Stockholders’ Equity	$10,928,611	$8,114,328

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the years ended December 31,

	2023	2022
Sales	$14,702,977	$2,663,212
Sales -related party	410,486	-
Total revenue	15,113,463	2,663,212

Cost of Goods Sold	14,023,209	1,489,016
Gross Profit	1,090,254	1,174,196

General and Administrative
General and Administrative expense	684,893	400,322
Salaries	1,671,071	782,657
Travel	405,334	166,025
Professional Fees	356,785	315,361
Facility lease and Maintenance	401,293	349,610
Consulting	199,594	119,896
Bad Debt Expense	-	-
Depreciation and Amortization	26,692	30,076
Total Expenses	3,745,662	2,163,947
Net Loss from Operations	(2,655,408)	(989,751)

Other Income	81,583	55,403
Change in derivative liability	326,539	(331,495)
Gain / (Loss) on debt settlement and write down	(1,124,654)	2,556,916
Interest and Financing fees	(2,137,649)	(1,125,395)
Net Profit / (Loss) Before Income Taxes	(5,509,589)	165,678
Income Tax Expense	(22,173)	(18,283)
Net Profit / (Loss)	(5,531,762)	147,395

Net loss attributable to non-controlling interest	127,961	-

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(5,659,723)	147,395

Accumulative other comprehensive income
Foreign Currency Translation Loss	$(36,155)	(160,673)
Total Comprehensible Loss	$(5,695,878)	$(13,278)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	38,447,916	27,681,722

Net Profit / (Loss) per common share basic and diluted	$(0.14)	$0.00

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

Selected Financial Data:

	For the years ended December 31,
	2023	2022
Net Sales
Manufacturing and Engineering	$47,091	$203,078
Heat Recovery Solutions	497,584	488,453
LNG Trading	14,138,789	1,890,439
Waste to Energy	429,999	81,242
Total Sales	$15,113,463	$2,663,212

Segment income and reconciliation before tax
Manufacturing and Engineering	(16,199)	124,437
Heat Recovery Solutions	157,179	361,914
LNG Trading	594,041	619,446
Waste to Energy	355,233	68,399
Total Segment income	1,090,254	1,174,196
Less: operating expense	(3,745,662)	(2,163,947)
Less: other income and expenses	(2,854,181)	1,155,429
Net profit/ (loss) before income tax	$(5,509,589)	$165,678

	December 31, 2023	December 31, 2022
Total Assets
CETY & Manufacturing and Engineering	$2,548,630	$5,518,460
Clean Energy HRS	3,099,223	2,556,166
Waste to Energy	523,566	39,703
LNG Trading	5,339,618	-
Total Assets	$11,511,037	$8,114,329

	For the years ended December 31,
	2023	2022
United States	905,057	509,330
China	14,138,789	1,925,950
Other international	69,617	132,316
Total Sales	15,113,463	2,567,596

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

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller. As of the date of the filing the performance contingencies had not been met.

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

On March 10, 2022 the company entered into a promissory note in the amount of $170,600, with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of Dec 6, 2022.

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822.13. The note had an OID of $25,293 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111.30. This note was paid off as of Feb 13, 2023.

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539.50. The note had an OID of $16,447.00 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $87,697.50. This note was paid off as of March 7, 2023.

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633.50 The note had an OID of $11,850.00 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of September 15, 2023.

On December 5,2022 the company entered into a promissory note in the amount of $191,526 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067.80 The note had an OID of $19,760.00 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On February 10, 2023 the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31,2023 was 0.

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

On October 13, 2023 the company entered into a promissory note in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $173,532.

On November 17, 2023 the company entered into a promissory note in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $287,595.

On November 30, 2023 the company entered into a promissory note in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $150,205.

On December 19, 2023 the company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of date of this filing was $101,200.

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

NOTE 10 – DERIVATIVE LIABILITIES

As a result of the convertible notes, we recognized the embedded derivative liability on the date of note issuance. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. We value the derivative liability using a binomial lattice model with an expected volatility range of 91.5%, a risk-free interest rate range of 4.5%, and exercise price of $1.00. The derivative liability as of December 31, 2023 was $0 after the Company paid off the two convertible notes payable in the second quarter of 2023.

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

We have relocated our corporate office to 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023 and expiring on January 31, 2027. On October 16 of 2023, we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending June 30, 2025. We also signed a temporary storage lease and Due to the short termination clause, we are treating this as a month-to-month lease.

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

The Series E Preferred Stock has a stated value of $1.00 (the “Stated Value”) per share. Each holder of the Series E Preferred Stock is entitled to receive dividends payable on the Stated Value of the Series E Preferred Stock at a rate of 15% per annum. The Series E Preferred Stock is convertible at the option of the holder thereof into such number of common stocks of the Company, as is determined by dividing the Stated Value per share plus accrued and unpaid dividends thereon by the conversion price of 80% of the lowest VWAP over the last 5 trading days, subject to a 4.99% beneficial ownership limitation. Each holder of Series E Preferred Stock also enjoys certain voting rights and preferences upon liquidation.

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

While our stock is listed on the NASDAQ Stock Exchange, our independent directors would qualify as independent under the rules of the NASDAQ Stock Exchange.

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

