Form 10-Q
period 2024-03-31
Clean Energy Technologies, Inc.
filed 2024-05-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2024, there were 42,929,748 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2024 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$289,481	$89,625
Accounts receivable - net	1,126,528	1,102,386
Accounts receivable – Related Party	660,464	491,774
Advance to Supplier - Prepayment	905,693	1,048,630
Deferred Offering Costs	22,750	11,000
Investment Heze Honguan Natural Gas Co.	749,821	762,273
Loan Receivables	3,246	200,826
Investment to Guangyuan Shuxin New Energy Co.	281,432	286,106
Inventories, net	656,537	666,413
Total Current Assets	4,695,952	4,659,033
Long-Term Assets:
Property and Equipment - Net	4,204	4,530
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment to Shuya	399,993	-
Long-term financing receivables - net	902,354	902,354
License	354,322	354,322
Patents	88,848	91,817
Right -of - use asset	294,955	245,975
Other assets	71,976	67,133
Total Long-Term Assets	4,333,337	3,882,816

Assets from discontinued operations	-	2,386,762

Total Assets	$9,029,289	$10,928,611

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$880,426	$506,535
Accounts payable – Related Party	-	87,420
Accrued expenses	211,164	451,285
Customer deposits	119,121	165,236
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Facility lease liability - current	172,029	117,606
Line of credit	635,200	626,033
Related party note payable	40,000	-
Convertible notes payable - net	2,180,119	1,934,956
Total Current Liabilities	4,371,059	4,022,071
Long-Term Liability:
Facility lease liability - non-current	125,316	128,480
Accrued dividend	117,928	47,904
Total Long-Term Liability	243,244	176,384

Liabilities from discontinued operations	-	860,958

Total Liabilities	4,614,303	5,059,413

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 42,550,948 and 39,152,455 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	42,551	39,152
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 1,634,209 shares issued and outstanding as of March 31, 2024 and 2,199,387 outstanding as of and December 31, 2023, respectively	1,634	2,199
Additional paid-in capital	29,085,265	28,251,621
Accumulated other comprehensible income	(240,877)	(196,827)
Accumulated deficit	(24,473,587)	(22,984,163)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	4,414,986	5,111,982
Non-controlling interest	-	757,216
Total Stockholders’ Equity	4,414,986	5,869,198
Total Liabilities and Stockholders’ Equity	$9,029,289	$10,928,611

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2024 and 2023 (Unaudited)

	2024	2023
Sales	$1,315,037	$551,869
Sales – related party	197,989	-
Total sales	1,513,026	551,869
Cost of goods sold	1,260,021	532,382
Gross profit	253,005	19,487

Operating expenses:
General and administrative expense	218,658	83,267
Salaries	511,111	158,557
Travel	29,652	71,662
Professional fees legal & accounting	199,053	88,210
Facility lease and maintenance	71,275	122,779
Consulting engineering	41,208	167,683
Depreciation and amortization	2,969	5,949
Total operating expenses	1,073,926	698,107
Operating loss	(820,921)	(678,620)

Other income (expense)	-	79,082
Change in derivative liability	-	326,539
Other loss – deconsolidation of shuya	(303,286)
Interest and financing fees	(295,193)	(837,391)
Total loss	(1,419,400)	(1,110,390)
Income tax expense	-	-
Net (loss) before noncontrolling interest from continuing operations	(1,419,400)	(1,110,390)
Net profit before noncontrolling interest from discontinued operations	-	74,555

Net loss attributable to non-controlling interest from continuing operation	-	-
Net profit attributable to non-controlling interest from discontinued operation	-	(38,023)

Net (loss) attributable to Clean Energy Technologies, Inc. from continuing operation	(1,419,400)	(1,110,390)
Net profit attributable to Clean Energy Technologies, Inc. from discontinued operation	-	(36,532)

Net (loss) attributable to Clean Energy Technologies, Inc.	(1,419,400)	(1,073,858)

Accumulative other comprehensive (loss)
Foreign currency translation (loss)	(44,050)	(9,613)
Total other comprehensive (loss)	$(1,463,450)	(1,064,246)

Basic and diluted weighted average number of common shares outstanding	40,143,893	37,255,674
Net (loss) per common share basic and diluted	$(0.04)	(0.03)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2024 and 2023 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Subscription	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Interest	Income	Deficit	interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,230		(160,673)	(17,276,536)	-	1,878,196
Warrants issued in conjunction for debt						609,619					609,619
Warrants issued for services						76,100					76,100
Shares issued for S1	975,000	975				3,899,025					3,900,000
Offering costs						(753,781)					(753,781)
Shares issued for rounding	3,745	4				(4)					-
Shares for Pacific Pier and Firstfire conversion	64,225	64				(68)					(4)
Shares issued for Universal Scope Conversion	277,604	278				665,972					666,250
Currency translation adjustments								9,613			9,613
Non controlling interest ownership										650,951	650,951
Net Loss									(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,496	-	-	-	23,775,093		(151,060)	(18,350,396)	688,974	6,001,109

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2023	39,152,455	39,152	2,199,387	2,199	-	28,251,621	(196,827)	(22,984,163)	757,216	5,869,198
Shares issued for stock compensation	15,000	15	-	-	-	9,435	-	-	-	9,450
Shares issued for debt inducement	50,000	50	-	-	-	45,447	-	-	-	45,497
Shares issued for subscription	2,000,001	2,000	-	-	-	898,000	-	-	-	900,000
Shares issued for series E preferred conversion	1,333,492	1,334	(565,178)	(565)	-	(768)	-	-	-	-
Currency translation adjustments	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Non controlling interest ownership	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,419,400)	-	(1,419,400)
March 31, 2024	42,550,948	42,551	1,634,209	1,634	-	29,085,265	(240,877)	(24,473,587)	-	4,414,986

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2024 and 2023 (Unaudited)

	2024	2023
Cash Flows from Operating Activities:
Net Loss from continuing operation	$(1,419,400)	$(1,110,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,222	10,339
Other loss from deconsolidation of shuya	303,286	-
Stock compensation expense	9,450	-
Stock issued for stock inducement	45,497	-
Amortization of debt discount	23,352	470,038
Attributable income per equity method - Shuya	(38,378)	-
Warrant issued		76,100
Financing fees	-	67,111
Change in derivative liability	-	(326,539)
Changes in operating assets and liabilities:
Right – of - use asset	(49,324)	62,502
Lease liabilities	51,585	(61,546)
Accounts receivable	(24,142)	442,088
Accounts receivable – related party	(168,691)	-
Interest receivable	-	-
Prepaid expenses	212,296	147,054
Other assets	32,933	230,577
Decrease in inventory	(109,028)	(244,972)
Accounts payable	346,348	(277,082)
Accrued interest	64,638	33,953
Accrued expenses	(85,262)	(482,559)
Customer deposits	(70,018)	334,891
Net cash used in continuing operations	(871,636)	(628,435)
Net cash used in discontinued operations	-	(12,657)

Net cash used in operating activities	(871,636)	(641,092)

Cash flows from investing activities
Investment in Heze Hongyuan	-	(76,203)
Loan receivables	83,460	116,000
Net cash provided by continuing operations	83,460	39,797
Net cash provided by discontinued operations	-	-

Net cash flows provided by investing activities	83,460	39,797

Cash flows from financing activities
Proceeds from notes payable and lines of credit	556,250	926,920
Payments on notes payable and line of credit	(349,908)	(970,724)
Stock issued for cash	781,529	3,145,244
Net cash provided by continuing operations	987,871	3,101,440
Net cash provided by discontinued operations	-	146,100

Net cash flows provided by financing activities	987,871	3,247,540

Effect of currency exchange rate changes on cash	161	63,313

Net increase in cash and cash equivalents	199,856	2,709,557
Cash and cash equivalents at beginning of period	89,625	149,272
Cash and cash equivalents at end of period	$289,481	$2,858,829

Supplemental cashflow information:
Interest paid	$-	$837,391
Taxes paid	$-	$-

Supplemental non-cash disclosure
Discount on new notes	$-	$184,200
Shares issued for preferred conversions	$1,333	$-
Dividend accrued	$70,023	$-
Warrants issued in conjunction for convertible notes payable	$-	$609,617
Universal convertible note issuance	$-	$666,038

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2024, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2023 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Our principal executive offices are located at 1340 Reynolds Avenue, Irvine, CA 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the Nasdaq Capital Market under the symbol “CETY.”

Our internet website address is www.cetyinc.com. The information contained on our website is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS (HRS) & CETY Europe, CETY Renewables waste to energy, and engineering & manufacturing services, and CETY HK NG trading.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $4,414,986 and a working capital of $324,893 as of March 31, 2024. The company also had an accumulated deficit of $24,473,587 as of March 31, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

CETY is a rising leader in the zero-emission revolution by providing eco-friendly energy solutions, clean energy fuels, and alternative electric power for small to mid-sized projects across North America, Europe, and Asia. The company harnesses the power of heat and biomass to produce electricity with zero emissions and minimal cost. Additionally, the company offers Waste to Energy Solutions, converting waste materials from manufacturing, agriculture, and wastewater treatment plants into electricity and BioChar. Clean Energy Technologies also provides Engineering, Consulting, and Project Management Solutions, leveraging its expertise to develop clean energy projects for both municipal and industrial customers, as well as Engineering, Procurement, and Construction (EPC) companies.

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

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to the market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at JP Morgan Chase bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For the purpose of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2024, and December 31, 2023, we had a reserve for potentially un-collectable accounts receivable of $95,000. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2024, and December 31, 2023, we had a reserve for potentially un-collectable long-term financing receivables of $247,500.

Eight customers accounted for approximately 98% of accounts receivable on March 31, 2024. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2024 we had a reserve of $934,344 as compared to a reserve of $934,344 as of December 31, 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended March 31, 2024 and 2023.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2023 and March 31,2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31,2024, and December 31, 2023 and, we had outstanding customer deposits of $119,121 and $165,236 respectively.

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

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. Therefore, the Company should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period per

On January 1, 2024, and effective on the same date, JHJ, SSET and Xiangyueheng entered into the Agreement on the Termination of the Concerted Action Agreement (the “Termination Agreement”), pursuant to which the parties released each other from any and all obligations under the CAA. Due to the Termination Agreement, the Company now holds less than 50% of the voting rights in Shuya. The Company analyzed whether Shuya should be consolidated under ASC 810 and determined Shuya is no longer required to be consolidated on January 1, 2024 after the execution of the Termination Agreement. Accordingly, the Company will not consolidate Shuya into its consolidated financial statements on or after January 1, 2024.

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2024, we had outstanding common shares of 40,143,893. Basic Weighted average common shares and equivalents for the three months ended March 31, 2024, and March 31, 2023 were 42,550,948 and 37,255,674 respectively. As of March 31, 2024, we had convertible notes, convertible into approximately 2,659,288 of additional common shares and outstanding warrants of 2,099,352 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2024, and March 31, 2023 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the three months ended March 31, 2024, and 2023.

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

Selected Financial Data:

	For the three months ended March 31,
	2024	2023
Net Sales
Manufacturing and Engineering	$9,341	$-
Heat Recovery Solutions	72,488	10,942
NG Trading	1,219,629	540,927
Waste to Energy	211,568	-
Discontinued operations	-	2,345,138
Total Sales	$1,513,026	$2,897,007

Segment income and reconciliation before tax
Manufacturing and Engineering	7,806	-
Heat Recovery Solutions	51,599	5,127
LNG Trading	9,852	14,360
Waste to Energy	183,748	-
Total Segment income	253,005	19,487
Less: operating expense	(1,073,926)	(698,107)
Less: other income and expenses	(295,193)	(431,770)
Net (loss) before income tax	$(1,116,114)	$(1,110,390)

	March 31, 2024	December 31, 2023
Total Assets
Manufacturing and Engineering	$2,528,055	$2,544,786
Heat Recovery Solutions	3,167,896	3,099,223
Waste to Energy	690,435	486,572
NG Trading	2,946,189	4,798,030
Total Assets	$9,332,575	$10,928,611

	For the three months ended March 31,
	2024	2023
United States	286,311	5,194
China	1,219,629	540,927
Other international	7,086	5,748
Total Sales	1,513,026	551,869

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

Leases

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

As of December 31, 2023, we had a net operating loss carry-forward of approximately $(8,275,877) and a deferred tax asset of $2,482,763 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(2,482,763). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On March 31, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

Recently Issued Accounting Standards

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the quarter ended March 31, 2024 no stock issuance costs were capitalized.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2024	December 31, 2023
Accounts Receivable	$1,221,528	1,197,386
Accounts Receivable Related Party	660,464	491,774
Less reserve for uncollectable accounts	(95,000)	(95,000)
Total	$1,786,992	1,594,160

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2024	December 31, 2023
Long-term financing receivables	$1,149,854	$1,149,854
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$902,354	$902,354

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2024 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	March 31, 2024	December 31, 2023
Inventory	$1,590,881	1,600,757
Less reserve for uncollectable accounts	(934,344)	(934,344)
Total	$656,537	666,413

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2024	December 31, 2023
Property and Equipment	$1,434,792	1,430,076
Accumulated Depreciation	(1,430,588)	(1,425,546)
Net Fixed Assets	$4,204	4,530

Our Depreciation Expense for the three months ended March 31, 2024, and 2023 was zero and $5,949 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2024	December 31, 2023
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Intangible assets - Shuya	-	12,914
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(101,941)	(98,972)
Net Intangible Assets	$2,659,855	2,675,738

Our Amortization Expense for the three months ended March 31, 2024 and 2023 was $2,969 and 2,969 respectively.

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

If LWL reach USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller. The performance contingencies were not met.

NOTE 7 – INVESTMENT – HEZE HONGGUAN NATURAL GAS CO. CONVERTIBLE NOTE RECEIVABLE

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

NOTE 8 – ACCRUED EXPENSES

	March 31, 2024	December 31, 2023
Accrued Wages	$78,255	$94,955
Sales tax payable	34,813	34,405
Accrued Taxes and other	98,096	321,925
Total accrued expenses	$211,164	$451,285

NOTE 9 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2024, the outstanding balance was $635,200 compared to $626,033 at December 31, 2023.

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

On March 10, 2022 the company entered into a promissory note in the amount of $170,600, with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 10, 2023 and has mandatory monthly payments of $18,766. The note had an OID of $17,060 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of December 6, 2022.

On June 30, 2022 the company entered into a promissory note in the amount of $252,928.44 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on June 30, 2023 and has mandatory monthly payments of $27,822. The note had an OID of $25,293 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $139,111. This note was paid off as of February 13, 2023.

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539. The note had an OID of $16,447 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2022 was $87,697. This note was paid off as of March 7, 2023.

On October 25, 2022 the company entered into a promissory note in the amount of $114,850 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 25, 2023 and has mandatory monthly payments of $12,633 The note had an OID of $11,850 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of September 15, 2023.

On December 5,2022 the company entered into a promissory note in the amount of $191,526 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067 The note had an OID of $19,760 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On February 10, 2023 the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was 0.

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

On October 13, 2023 the company entered into a promissory note in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2024 was $108,459.

On November 17, 2023 the company entered into a promissory note in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2024 was $201,317.

On November 30, 2023 the company entered into a promissory note in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2024 was $105,144.

On December 19, 2023 the company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of March 31, 2024 was $80,960.

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

On February 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000 (the “Note”), which amount is the $80,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $10,120. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The balance on this note as March 31, 2024 was $91,080.

As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock.

On March 4, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $280,500 (the “Note”), which amount is the $255,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $25,500. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The balance on this note as of date of this filing was $308,550.

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

Convertible notes

On May 5, 2017, we entered into a nine-month convertible note payable for $78,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of sixty one percent (61%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $116,600 by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 21st of 2018 and is currently in default. As of March 31, 2023, the outstanding balance due was $159,894. As of April 3, 2023, this note was settled and paid off.

On May 24, 2017, we entered into a nine-month convertible note payable for $32,000, which accrues interest at the rate of 12% per annum. It is not convertible until three months after its issuance and has a conversion rate of fifty-five eight percent (58%) of the lowest closing bid price (as reported by Bloomberg LP) of our common stock for the fifteen (15) Trading Days immediately preceding the date of conversion. On November 6, 2017, this note was assumed and paid in full at a premium for a total of $95,685, by Cybernaut Zfounder Ventures. An amended term was added to the original note with the interest rate of 14%. This note matured on February 26th, 2018, and is currently in default. As of March 31, 2023, the outstanding balance due was $163,979. As of April 3, 2023, this note was settled and paid off.

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of March 31, 2024 was $963,459. This note is in default; however the lender has not issued a notice of default.

On August 5, 2022, we entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC (Jefferson) pursuant to which the Company issued to Jefferson a $138,888 Convertible Promissory Note, due August 5, 2023 (the “Note”) for a purchase price of $125,000.00 plus an original issue discount in the amount of $13,888.88, and an interest rate of fifteen percent (15%) per annum. Jefferson is entitled to purchase 43,403 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Jefferson as well as providing Jefferson with registration rights. This note was paid off as of March 9, 2023, for the payoff amount of $187,451.

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

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. The principal balance and accrued interest of this as of March 31, 2024, was $369,041. This note is in default; however the lender has not issued a notice of default.

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

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 (the “Note”) for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $209,517. This note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024 (the “Note”) for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. This note was converted into Series E preferred shares of CETY.

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

The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of November 8, 2023 was $581,363. This note was converted into Series E preferred shares of CETY.

Total due to Convertible Notes

	March 31, 2024	December 31, 2023
Total convertible notes	$1,864,098	1,697,757
Accrued Interest	363,685	308,216
Debt Discount	(47,664)	(71,017)
Total	$2,180,119	1,934,956

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

On January 30, 2024, JHJ entered into a lease for the office in Chengdu City (“Chengdu lease”), China from January 30, 2024 to February 28, 2026 and has a monthly rent or RMB 28,200 without value added tax (“VAT”) (or $3,930). The lease required a security deposit of RMB 77,120 (or $10,727). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease.

The components of lease costs, lease term and discount rate with respect of these three leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

As of March 31, 2024
Right-of-used assets	$294,955
Lease liabilities – current	$172,029
Lease liabilities – non-current	125,316
Total lease liabilities	$297,345

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Three Months Ended March 31, 2024
Weighted average remaining lease term (years)	2.00
Weighted average discount rate	4.5%–6.5%

The following is a schedule, by year of lease payment for above three leases as of March 31, 2024:

For the 12 months ending	Lease Payment

March 31, 2025	182,023
March 31, 2026	98,562
March 31, 2027	34,026
Total undiscounted cash flows	314,611
Imputed Interest	(17,266)
Present value of lease liabilities	$297,345

Our lease expense for the three months ended March 31, 2024 and 2023 was $41,081 and $86,774 respectively.

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

On January 3, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), As a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares (the “Commitment Shares”) of Common Stock.

On February 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock.

On February 24, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a consulting agreement (the “Agreement”) with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued to the consultant 15,000 shares of Common Stock.

On March 4, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock.

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

In the first quarter of 2024, the Company issued 1,333,492 shares for conversion of 565,178 Series E Preferred share.

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

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $117,928 of dividend has been accrued but not paid as of March 31, 2024.

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

Mast Hill exercised this not in full.

On February 13, 2023, we issued 26,700 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April, 2022 at the exercise price of $5.00.

On March 2023, the company issued Craft Capital Management, L.L.C. and R.F. Lafferty & Co. Inc. a 5-year warrant (the “Underwriter Warrants”) to purchase 29,250 shares of common stock in conjunction with a public offering (the “Underwriting Offering”) pursuant to a registration statement on Form S-1.

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

On March 15,2024 we issued 2,000,000 warrant shares in connection with the issuance of subscription agreement in the amount of 900,000 at the exercise price of per share of $1.60.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Aggregate Intrinsic Value
Outstanding December 31, 2023	99,352	$3.00	298,056	$-
Expired
Additions	2,000,000	1.60	3,200,000	-
Outstanding March 31, 2024	2,099,352	$1.67	3,458,413	$-

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

On June 2, 2023 CETY Renewables executed a turnkey agreement for the design, construction, and delivery of organics to energy plant with Vermont Renewable Gas, LLC. As a result, CETY has recognized revenue from VRG of $197,989 for the three months ended March 31, 2024 and recorded as related party revenue.

Kambiz Mahdi, our Chief Executive Officer, owns Billet Electronics, which is distributor of electronic components. From time to time, we purchase parts from Billet Electronics. In addition, Billet was a supplier of parts and had dealings with current and former customers of the Company prior to joining the company. The amount of parts purchases in 2024 was $0. Our Board of Directors has approved the transactions between Billet Electronics and the Company. The outstanding balance as of March 31, 2024 was $0.

Note 14 - WARRANTY LIABILITY

For the quarter ended March 31, 2024, and for the year ended December 31, 2023, there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

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

NOTE 16 – DECONSOLIDATION OF SUBSIDIARY

On January 1, 2024 and effective on the same date., JHJ, SSET and Xiangyueheng entered into the Agreement on the Termination of the Concerted Action Agreement (the “Termination Agreement”), pursuant to which the parties release each other from any and all obligations under the CAA. Due to the Termination Agreement, the Company now holds less than 50% of the voting rights in Shuya. The Company has determined that Shuya no longer constitutes a VIE and the Company will not consolidate Shuya into its consolidated financial statements on or after January 1, 2024. Accordingly, started from January 1, 2024, the Company deconsolidated Shuya. Under ASC 810-10-40-5, deconsolidation of a VIE generally results in recognition of a gain or loss in the income statement. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The consideration for deconsolidating of Shuya is $0, the Company used discounted cash flow method to evaluate the fair value of Shuya, and determined the fair value of retained equity interest for Shuya and NCI approximate its carry value; therefore, no gain or loss was recognized from deconsolidation of Shuya.

The Company recalculated the fair value of Shuya investment as of January 1, 2024 using the income approach at $399,993 and recorded a loss of $303,286 from deconsolidation of Shuya for the three months ended March 31, 2024.

The following table summarizes the carrying value of the assets and liabilities of Shuya at December 31, 2023.

Cash	$85,226
Accounts receivable	164,744
Advance to Supplier-Prepayment	317,557
Advance to Supplier-Related Party	463,621
Due from related party	752,066
Inventory	308,481
Total current assets	2,091,695
Fixed assets, net	74,158
Intangible assets, net	12,914
Right of use asset	207,995
Total non-current assets	295,067
Total assets	2,386,762

Accounts payable	$41,503
Accounts payable-related party	328,587
Customer Deposits	45,074
Accrued Expense	135,087
Facility Lease liability-current	229,201
Total current liabilities	779,452
Facility Lease liability-long term	81,506

Total liabilities	860,958

The following table shows the results of operations relating to discontinued operations Shuya for the three months ended March 31, 2024 and 2023, respectively.

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenues	$-	$2,345,138
Cost of goods sold	-	2,204,056

Gross profit	-	141,082

Operating expenses
Selling	-	59,680
General and administrative	-	5,624

Total operating expenses	-	65,304

Income from operations	-	75,778
	-	-
Other income	-	72

Income before income tax	-	75,850

Income tax	-	(1,295)

Income before noncontrolling interest	-	74,555

Less: income attributable to noncontrolling interest	-	38,023

Net gain to the Company	$-	$36,532

NOTE 17 – SUBSEQUENT EVENTS

As of the day of May 20, 2024, the Company issued 378,800 shares for conversion of Series E Preferred share valued at $400,521.

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

Our principal executive offices are located at 1340 Reynolds Avenue, Irvine, CA 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the NASDAQ Markets under the symbol “CETY.”

Our internet website address is www.cetyinc.com the information contained on our websites are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

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

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. We have 24 full-time employees.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China:(i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. Natural Gas is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to the market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts.

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

Summary of Operating Results the three months Ended March 31, 2024 Compared to the same period in 2023

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $4,414,986 and a working capital of $324,893 as of March 31, 2024, The company also had an accumulated deficit of $24,473,587 as of March 31, 2024 and used $871,636 in net cash from operating activities for the three months ended March 31, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the quarter ended March 31, 2024, our total revenue was $1,513,026 compared to $551,869 for the same period in 2023. Our first quarter 2024 total revenue was higher than the same period in 2023 due to deconsolidation of our Shuya entity.

For the quarter ended March 31, 2024, our gross profit was $253,005 compared to $19,487 for the same period in 2023. The higher gross profit margins were a result of increased revenue from CETY’s non-NG business in China.

For the three months ended March 31, 2024, our operating expense was $1,073,926 compared to $698,107 for the same period in 2023. The increase in expenses contributed to salaries expenses and professional fees for legal & accounting.

For the quarter ended March 31, 2024, we had a net loss of $1,419,400 compared to $1,110,390 for the same period in 2023 due to increased in salaries expense contributed to CETY Renewables new engineers and operational and technology directors, fees and marketing campaign expenses attributed to CETY’s expansion plans and loss from deconsolidation of Shuya.

For the quarter ended March 31, 2024, stockholder’s equity was $4,414,986, compared to $5,869,198 as of December 31, 2023. This decrease of $1,454,212 in stockholder’s equity can be attributed to net loss for the quarter.

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering Procurement and Consulting (EPC), and CETY HK (NG trading and acquisitions). First quarter revenue was mainly contributed by NG trading. The revenue in this segment is expected to continue to stay stable which will help establish CETY as a player in the China market and allows cross-selling of CETY products and solutions and transfer of advanced clean energy with lower cost technologies. CETY expects larger revenue contribution from Waste-to-Energy, Heat Recovery, and EPC in the latter of this year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with updates coming soon. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the year ended 2024 vs. 2023 was a result of this strategy. CETY believes that it will continue to deliver growth on all segments this year due to our belief that there is an optimistic industry macro backdrop. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. This is evidenced by the Paris Agreement and COP26. The Inflation Reduction Act passed by Congress in August 2022 had specific provisions that can take advantage of CETY’s products and solutions. Another catalyst that will potentially help our Company, is a continuously improving global supply chain. The European energy crisis has given rise to the opportunity for CETY to sell more of its products and solutions as customers are in search of self-generation capabilities in renewable energy.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2024, Compared to the three ended March 31, 2023

Net Sales

For the quarter ended March 31, 2024, our total revenue was $1,513,026 compared to $551,869 for the same period in 2023. The higher revenue was contributed to the deconsolidation of Shya’s business.

Segment breakdown

The three months ended March 31, 2024, our revenue from Engineering and Manufacturing was $9,342 compared to zero for the same period in 2023. Our engineering team is in transition to establish the innovation center in Europe and has executed a master services agreement with RPG to support its fortune 500 customers with its sustainability goals. Additionally, our engineering team will be commencing work on the Vermont project starting in the second quarter of 2023.

For the three months ended March 31, 2024, our revenue from HRS was $72,488 compared to $10,942 for the same period in 2023. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as we increasingly move towards Independent Power Producer models.

For the three months ending March 31, 2024, our revenue from our natural gas (NG) business amounted to $1,219,629, down from $540,927 for the corresponding period in 2023. This increase can be attributed to the deconsolidation of Shuya’s revenue and our strategic decision to prioritize non-Chinese markets over expansion into the ASEAN region.

Gross Profit

In the three months ending March 31, 2024, our gross profits totaled $253,004, marking an favorable increase compared to $160,569 recorded for the corresponding period in 2023. This uptick in gross profit can be attributed to elevated margins stemming from the increase from our non-Chinese NG business, alongside the successful launch of our waste-to-energy plant in Vermont.

Segment breakdown

For the three months ending March 31, 2024, our gross profit from Engineering and Manufacturing amounted to $7,806, compared for the same period in 2023. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end integrated solutions.

For the three months ended March 31, 2024, our gross profit from HRS was $51,598, in compared to $5,128 for the corresponding period in 2023. This increase in margins primarily stemmed from increased service activities, which did not include equipment sales.

During the three months ended March 31, 2024, our gross profit from our wholly owned subsidiary, JHJ, was $9,852, a decrease from $12,959 recorded for the corresponding period in 2023. This decline was primarily attributed to the deconsolidation of the Shuya business unit. It’s worth noting that our NG business typically operates on slim margins. Looking ahead, we intend to leverage our presence in China to foster synergistic partnerships and facilitate technology transfers, particularly in the growing EV charging sector. Additionally, we aim to explore cross-selling opportunities for our waste heat recovery and waste-to-energy products within the Chinese market.

Selling, General and Administrative (SG&A) Expenses.

For the three-month period ending March 31, 2024, our SG&A expenses totaled $218,658, an increase from $88,891 for the same period in 2023. This increase can be attributed to increased spending in IT, insurance expenditures particularly the D&O policy, and increased spending on repairs and maintenance, largely driven by the recent relocation of our HRS operations.

Salaries Expense

During the three months ended March 31, 2024, our Salaries expense totaled $511,111, marking a significant increase from $158,557 recorded during the same period in 2023. This surge in expenses for the quarter ending March 31, 2024, can be attributed to the inclusion of key personnel such as our CFO, director of operations, director of technology, and the recruitment of four additional engineers. Our strategy involves fortifying our team from the ground up to establish a robust foundation for scalable growth, reinforced by cutting-edge technology and streamlined systems. We hold strong conviction in the capabilities of our assembled team, envisioning their collective efforts leading us to a position of leadership within the clean energy sector.

Travel Expense

The three months ended March 31, 2024; our travel expense was $29,652 compared to $71,662 for the same period in 2023. The decrease was due to lower travel expenses related to China NG business development.

Professional fees legal and accounting

For the quarterly period ended March 31, 2024, our Professional Fees expense totaled $126,105, marking an increase from $88,210 in the corresponding period of 2023. This rise in accounting fees can be attributed directly to engaging a new audit firm, which incurred higher costs.

Facility Lease and Maintenance Expense

For the three months ended March 31, 2024, our Facility Lease and maintenance expenses totaled $71,275, marking a significant decrease from the $122,779 incurred during the same period in 2023. This reduction in cost can be attributed to the strategic relocation and separation of our corporate offices from our HRS operations, resulting in a cost-saving measure.

Depreciation and Amortization Expense

The three months ended March 31, 2024, our depreciation and amortization expense was 2,969 compared to $5,949 for the same period in 2023.

Change in Derivative Liability

The three months ended March 31, 2024; we had no derivative liability compared to a gain of $326,539 for the same period in 2023. The gain in derivative liability was from a favorable derivative calculation from several convertible notes in the three months ended March 31, 2023.

Interest and Finance Fees

During the three months ending on March 31, 2024, interest and finance fees amounted to $295,193, as opposed to $837,391 for the corresponding period in 2023. The decrease in interest and fees for the March 31, 2024 period can be attributed to less number of notes and bridge financing aimed at facilitating the uplisting to Nasdaq. Despite the decrease in interest and fees for the March 31, 2024 period, we believe that the cost of capital for CETY remains elevated. The delay in securing affordable financing for our Vermont project resulted in our reliance on high-cost financing options. We are working diligently to finalize our financing in the second quarter of 2024.

Net Loss

For the three months ending March 31, 2024, our loss amounted to $1,419,400, representing an increase from the loss of $1,110,390 incurred during the corresponding period in 2023. This increase is attributed to expenditures in salaries, IT, relocation, and legal and professional fees.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31,

(unaudited)

	2024	2023
Net cash (used in) operating activities	$(871,636)	$(641,093)
Net cash provided by investing activities	83,460	39,797
Net cash provided by financing activities	987,871	3,247,540
Foreign Currency Transaction	161	63,313
Net increase in cash and cash equivalents	$289,481	$2,709,557

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

On January 1, 2024, and effective on the same date, JHJ, SSET and Xiangyueheng entered into the Agreement on the Termination of the Concerted Action Agreement (the “Termination Agreement”), pursuant to which the parties released each other from any and all obligations under the CAA. Due to the Termination Agreement, the Company now holds less than 50% of the voting rights in Shuya. The Company analyzed whether Shuya should be consolidated under ASC 810 and determined Shuya is no longer required to be consolidated on January 1, 2024 after the execution of the Termination Agreement. Accordingly, the Company will not consolidate Shuya into its consolidated financial statements on or after January 1, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2024, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Item 2. Unregistered Sales of Equity Securities

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

In the second quarter of 2023, the Company issued 220,314 shares and received cash proceed of $352,502.

In the third quarter of 2023, the Company issued 213,188 shares and received cash proceed of $341,101.

In the fourth quarter of 2023, the Company issued 183,500 shares and received cash proceeds of $293,600.

In the first quarter of 2024, the Company issued 1,333,600 shares for conversion of Series E Preferred share valued at $565,178.

On January 3, 2024, the company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares of Common Stock.

On February 2, 2024, the company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock.

On February 24, 2024, the company entered into a consulting agreement as a condition to the agreement, the Company issued to the consultant 15,000 shares of Common Stock.

On March 4, 2024, the company entered into a securities purchase agreement. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock.

On March 15, 2024, Clean Energy Technologies, Inc., a Nevada corporation, entered into a subscription agreement pursuant to which the Company agreed to sell up to 2,000,000 units to the Subscribers for an aggregate purchase price of $900,000.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2024 on Form 10-Q are included, or incorporated by reference, in this three months ended March 31, 2023 Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the twentieth day May, 2024

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	May 20, 2024

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	May 20, 2024

/s/ Ted Hsu
By:	Ted Hsu
Director

Date:	May 20, 2024

/s/ Lauren Morrison
By:	Lauren Morrison
Director

Date:	May 20, 2024

/s/ Xiaotian Xiao
By:	Xiaotian Xiao
Director

Date:	May 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date:	May 20, 2024

