Form 10-K/A
period 2022-12-31
Clean Energy Technologies, Inc.
filed 2024-06-20
CIK 1329606

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

Securities registered pursuant to Section 12(g) of the Act:

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

Clean Energy Technologies, Inc. (the “Company”) is filing this Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”). The purpose of this Amendment No. 1 is to provide disclosures about the legal and operational risks associated with the Company’s business operations in China in response to comments received from the SEC staff. Accordingly, the Company hereby (i) adds a section titled “Disclosures Relating to Our Chinese Operations” before Part I of the Form 10-K/A; (ii) amends and replaces in its entirety the section titled “Note about Forward-Looking Statements” before Part I of the Form 10-K/A; and (iii) amends and replaces in its entirety Item 1 and Item 1A of its Form 10-K/A.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is also including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002).

Except as described above, this Amendment No.1 does not amend any other information set forth in the Original Filing. The Amendment No. 1 continues to speak as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the date of the Original Filing. The Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the Original Filing.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

Forward-looking statements include, but are not limited to, statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	Our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;

●	the effects of future regulation;

●	our ability to protect or monetize our intellectual property;

●	changes in United States and China trade policies and relations, as well as relations with other countries, and/or changes in regulations and/or sanctions;

●	actions the Chinese government may take to intervene in or influence our operations;

●	uncertainties in the Chinese legal system, such as Chinese regulations regarding acquisitions of companies based in mainland China by foreign investors and the ability of our Chinese subsidiaries to make payments to us; and

●	approval, filing, or procedural requirements imposed by the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law.

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

Disclosures Relating to Our Chinese Operations

Clean Energy Technologies Inc. is a company incorporated in the State of Nevada with operations in North America, Europe, and Asia, including in China. Our PRC Subsidiaries operate our natural gas trading operations in China to source and supply natural gas to industries and municipalities located in China. Throughout this Annual Report, unless the context requires otherwise, (i) “the Company,” “we,” “us” and “our” refer to Clean Energy Technologies, Inc. on a consolidated basis with its wholly-owned subsidiaries, and (ii) “the PRC Subsidiaries” refers specifically to those wholly-owned subsidiaries of ours located in the People’s Republic of China (including Hong Kong), which include Clean Energy Technologies (H.K.) Limited, Meishan Clean Energy Technologies, Inc., Hainan Clean Energy Technologies, Inc., Element Capital International Limited (H.K.), Sichuan Hunya Jieneng New Energy Co. LTD, and Jiangsu Huanya Jieneng New Energy Co., Ltd.

We face various legal and operational risks and uncertainties due to our operations in China. Our PRC Subsidiaries could be adversely affected by uncertainties with respect to the Chinese legal system. Rules and regulations in China can change quickly with little advance notice. The interpretation and enforcement of Chinese laws and regulations involve additional uncertainties. Since administrative and court authorities in China have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. In addition, the Chinese government exercises significant oversight and discretion over the conduct of the business of our PRC Subsidiaries and may intervene in or influence their operations as the government deems appropriate to further regulatory, political and societal goals, which could result in a material change in their operations in China and/or the value of the securities we are registering for sale, including causing the value of such securities to significantly decline or become worthless. Furthermore, the Chinese government has recently exerted more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies. Any such actions, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Related to Doing Business in China – The PRC government exerts substantial influence over the manner in which we conduct our business operations. It may influence or intervene in our operations at any time as part of its efforts to enforce PRC law, which could result in a material adverse change in our operations and the value of the securities we are offering”; and “— The approval or record filing of the CSRC, CAC, or other PRC government authorities may be required in connection with our future capital raising activities under the PRC laws.”

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that we or our PRC Subsidiaries are directly subject to these regulatory actions or statements; however, because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative rule making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on the daily business operations or ability to accept foreign investments of our PRC Subsidiaries. On December 24, 2021, nine government agencies jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws. Our PRC Subsidiaries do not hold a dominant market position in their product markets and they have not entered into any monopolistic agreement. Neither have they received any inquiry from the relevant governmental authorities. The Cyberspace Administration of China (“CAC”), together with 12 other Chinese regulatory authorities, released the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, in December 2021, which took effect on February 15, 2022. Pursuant to the Revised Cybersecurity Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the relevant Cyberspace Administration of the PRC. We do not believe that our PRC Subsidiaries are “online platform operators” within the meaning of the Revised Cybersecurity Measures, and our PRC Subsidiaries do not currently possess over one million Chinese users’ personal information and do not anticipate that they will be collecting over one million Chinese users’ personal information in the foreseeable future. In addition, our PRC Subsidiaries will not be subject to Security Administration Draft if the Security Administration Draft is enacted as proposed, since they currently do not collect data that affects or may affect national security and we do not anticipate that our PRC Subsidiaries will be collecting data that affects or may affect national security in the foreseeable future.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and the relevant five guidelines, which became effective on March 31, 2023. The Trial Measures comprehensively reformed the existing regulatory regime for overseas offering and listing of PRC domestic companies’ securities and will regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. Pursuant to the Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Trial Measures provides that if the issuer meets both of the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (ii) the principal parts of the issuer’s business activities are conducted in mainland China, or its principal place(s) of business are located in mainland China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. If we ever are required by the CSRC to submit and complete the filing procedures for our future offerings of our securities, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. Any failure by us to comply with such filing requirements under the Trial Measures may result in rectification, warnings, and a fine between RMB 1 million and RMB 10 million on our PRC Subsidiaries, which could adversely and materially affect our business operations and financial outlook and could cause the value of our common stock to significantly decline or, in extreme cases, become worthless.

As of the date of this Annual Report, these new laws and guidelines have not impacted the ability of our PRC Subsidiaries to conduct business and accept foreign investments; however, if (i) we inadvertently conclude that permissions or approvals are not required from applicable PRC authorities or (ii) applicable laws, regulations, or interpretations change, and we are required to obtain such permissions or approvals in the future, our ability to conduct our business in China may be materially impacted, the interest of the investors may be materially and adversely affected and our common stock may significantly decrease in value.

In addition, we face risks associated with the Holding Foreign Companies Accountable Act, or HFCAA. Trading in our securities on U.S. markets, including Nasdaq, may be prohibited under the HFCAA if the Public Company Accounting Oversight Board, or PCAOB, determines that it is unable to inspect or investigate completely our auditor for two consecutive years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by the authorities in those jurisdictions. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol Agreement with the CSRC and the Ministry of Finance (the “MOF”) of the PRC governing inspections and investigations of audit firms based in China or Hong Kong. On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. Both our current auditor, TAAD LLP, and our former auditor, Fruci & Associates II, PLLC, are headquartered in the United States and, as PCAOB-registered public accounting firms, they are required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD LLP and Fruci & Associates II, PLLC have been subject to PCAOB inspections and are not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination of having been unable to inspect or investigate completely. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate, which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA and our securities may be delisted by an exchange. See “Risk Factors — Risks Related to Doing Business in China – Recent joint statement by the SEC and the PCAOB, rule changes by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with operations in emerging markets upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our continued listing or future offerings of our securities in the U.S.”

Cash may be transferred within our organization in the following manners: (i) Clean Energy Technologies Inc. may transfer funds to the PRC Subsidiaries by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise, as investments or lendings, and (ii) the PRC Subsidiaries may make dividends or other distributions to Clean Energy Technologies Inc. through intermediate holding companies or otherwise. Our abilities to use cash held in PRC or in a PRC entity to fund operations or for other purposes outside of the PRC are subject to restrictions and limitations imposed by the PRC government. Current PRC regulations only permit a wholly foreign-owned enterprise, or WFOE, to pay dividends to its offshore parent company out of their retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the majority of the revenues of our PRC Subsidiaries are collected in RMB. Thus, foreign exchange shortages and foreign exchange control may also limit their ability to pay dividends or make other payments or otherwise meet our obligations denominated in foreign currencies. Furthermore, we may lose our ability to fund operations or for other uses outside of Hong Kong using cash in Hong Kong or a Hong Kong entity if, in the future, the scope of the current restrictions and limitations applicable to PRC entities were to expand to include Hong Kong or entities based in Hong Kong. Therefore, our ability to transfer cash between PRC entities and entities outside of PRC may be restricted. See “Risk Factors – Risks Related to Doing Business in China – Our PRC Subsidiary are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements in the future” and “– PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries” for details.

PART I

Item 1. Business

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

Due to our operations in China, we are subject to additional regulations that apply to companies doing business in mainland China. See “Disclosures Relating to Our Chinese Operations” for more information.

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

RISKS RELATED TO OUR BUSINESS

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

RISKS RELATD TO DOING BUSINESS IN CHINA

Due to our operations in China, we face various legal and operational risks and uncertainties related to being based in and having significant operations in China, and therefore are subject to risks associated with doing business in China generally. Risks and uncertainties related to doing business in China could result in a material adverse change in our operations in China and/or the value of the securities we are registering for sale, and may significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Such risks and uncertainties include the following:

THERE ARE UNCERTAINTIES REGARDING THE INTERPRETATION AND ENFORCEMENT OF PRC LAWS, RULES AND REGULATIONS.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to various degrees of interpretation and discretion by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and are not always uniform and predictable. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have different degrees of discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

THE PRC GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE CONDUCT OUR BUSINESS OPERATIONS. IT MAY INFLUENCE OR INTERVENE IN OUR OPERATIONS AT ANY TIME AS PART OF ITS EFFORTS TO ENFORCE PRC LAW, WHICH COULD RESULT IN A MATERIAL ADVERSE CHANGE IN OUR OPERATIONS AND THE VALUE OF THE SECURITIES WE ARE OFFERING.

A portion of our business is conducted in the PRC, and are governed by PRC laws, rules and regulations. The PRC government exerts substantial influence over the manner in which we conduct our business, and may intervene in or influence our operations at any time. The PRC government has recently published new policies that substantially affected certain industries. We cannot rule out the possibility that it will in the future release regulations or policies that directly or indirectly affect our industry or require us to seek additional permission to continue our operations, which could result in a material adverse change in our operation in China and/or the value of our securities. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.

The Chinese government has exerted more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For more details, see “— The approval or record filing of the CSRC, CAC, or other PRC government authorities may be required in connection with our future capital raising activities under the PRC laws.”

A RECENT JOINT STATEMENT BY THE SEC AND THE PCAOB, RULE CHANGES BY NASDAQ, AND THE HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT ALL CALL FOR ADDITIONAL AND MORE STRINGENT CRITERIA TO BE APPLIED TO COMPANIES WITH OPERATIONS IN EMERGING MARKETS UPON ASSESSING THE QUALIFICATION OF THEIR AUDITORS, ESPECIALLY THE NON-U.S. AUDITORS WHO ARE NOT INSPECTED BY THE PCAOB. THESE DEVELOPMENTS COULD ADD UNCERTAINTIES TO OUR CONTINUED LISTING OR FUTURE OFFERINGS OF OUR SECURITIES IN THE U.S.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced the adoption of interim final amendments to implement the submission and disclosure requirements of the Holding Foreign Companies Accountable Act. In the announcement, the SEC clarified that before any issuer will have to comply with the interim final amendments, the SEC must implement a process for identifying covered issuers. The announcement also stated that the SEC staff was actively assessing how best to implement the other requirements of the Holding Foreign Companies Accountable Act, including the identification process and the trading prohibition requirements.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to HFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments were effective on January 10, 2022. The SEC began to identify and list Commission-Identified Issuers on its website shortly after registrants began filing their annual reports for 2021.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong.

On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary.

Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of PRC that are subject to the PCAOB inspections, which could cause investors and potential investors in our Common stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Both our current auditor, TAAD LLP, and our former auditor, Fruci & Associates II, PLLC, are headquartered in the United States and, as PCAOB-registered public accounting firms, they are required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD LLP and Fruci & Associates II, PLLC have been subject to PCAOB inspections and are not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to the PCAOB’s determination of having been unable to inspect or investigate completely. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, our common stock may be delisted from or prohibited from trading on a national securities exchange.

The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us. Furthermore, the Consolidated Appropriations Act reduces the period for foreign companies to comply with PCAOB audits to two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading, and this ultimately could result in our common stock being delisted by an exchange.

THE APPROVAL OR RECORD FILING OF THE CSRC, CAC, OR OTHER PRC GOVERNMENT AUTHORITIES MAY BE REQUIRED IN CONNECTION WITH OUR FUTURE CAPITAL RAISING ACTIVITIES UNDER THE PRC LAWS.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in PRC based issuers. The PRC has recently promulgated new rules that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over PRC-based internet giants. The Measures for Cybersecurity Review (2021 version) was promulgated on December 28, 2021 and became effective on February 15, 2022. These measures specify that any “online platform operators” controlling the personal information of more than one million users which seek to list on a foreign stock exchange are subject to prior cybersecurity review.

On November 14, 2021, the Cyberspace Administration of China (the “CAC”) published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators shall apply for a cybersecurity review by the relevant Cyberspace Administration of the PRC under certain circumstances, such as (i) mergers, restructurings, and divisions of Internet platform operators that hold large amount of data relating to national security, economic development, or public interest which affects or may affect the national security, (ii) overseas listings of data processors that process personal data for more than one million individuals, (iii) Hong Kong listings of data processors that affect or may affect national security, and (iv) other data processing activities that affect or may affect the national security. The deadline for public comments on the Security Administration Draft was December 13, 2021.

The PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress (the “SCNPC”) on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the People’s Republic of China, or the Personal Information Protection Law, which integrates the scattered rules with respect to personal information rights and privacy protection and took effect on November 1, 2021.

Our business in China does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC . As of the date of this Annual Report, we have not received any notice from any authorities identifying the operating entities as CIIOs or requiring us to go through cybersecurity review or network data security review by the CAC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CAC could significantly limit our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

On February 17, 2023, the CSRC released Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies with five interpretive guidelines (the “Trial Measures”), which came into effect on March 31, 2023. Pursuant to the Trial Measures, a PRC domestic company that seeks to offer and list securities in overseas markets, either in direct or indirect overseas offering, shall fulfill the filing procedure with the CSRC and report relevant information to the CSRC. Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by a joint-stock company incorporated domestically. Any overseas offering and listing made by an issuer that meets both the following conditions will be deemed an indirect offering and listing in an overseas market and, therefore, be subject to filing requirement: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in the Mainland China, or its main places of business are located in the Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in the Mainland China. The determination as to whether or not an overseas offering and listing by domestic companies is indirect shall be made on substance over form basis. If we ever are required by the CSRC to submit and complete the filing procedures for our future offerings of our securities, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. Any failure by us to comply with such filing requirements under the Trial Measures may result in rectification, warnings, and a fine between RMB 1 million and RMB 10 million on our PRC Subsidiaries or Shuya, which could adversely and materially affect our business operations and financial outlook and could cause the value of our common stock to significantly decline or, in extreme cases, become worthless.

On February 24, 2023, the CSRC, together with other PRC government authorities, released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Administration Provisions”), which come into effect on March 31, 2023. The Confidentiality and Archives Administration Provisions require, among others, that PRC domestic enterprises seeking to offer and list securities in overseas markets, either directly or indirectly, shall establish the confidentiality and archives system, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of PRC government agencies to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting files or copies of important preservation value to the state and society shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this Annual Report, we are not subject to the approval to the competent authorities since we do not possess any documents or materials involving state secrets and work secrets of PRC government agencies.

We have been closely monitoring regulatory developments in the PRC regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments, or continue to list on a U.S. or other foreign exchange.

CHINA’S ANTI-MONOPOLY LAW, M&A RULES AND CERTAIN OTHER PRC LAWS AND REGULATIONS ALSO ESTABLISH COMPLEX PROCEDURES FOR ACQUISITIONS CONDUCTED BY FOREIGN INVESTORS THAT COULD MAKE IT MORE DIFFICULT FOR US TO GROW THROUGH ACQUISITIONS IN CHINA.

A number of regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the M&A rules require that the Ministry of Commerce, or the MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand.

The approval from the MOFCOM shall be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly authority under the State Council when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, or the Prior Notification Rules, issued by the State Council in August 2008 and amended in September 2018, is triggered. In addition, the Rules of the Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the Security Review Rule issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

Furthermore, on December 19, 2020, the National Development and Reform Commission, or the NDRC, and MOFCOM promulgated the Measures for Security Review of Foreign Investment, or the Foreign Investment Security Review Measures, which took effect on January 18, 2021. Under the Foreign Investment Security Review Measures, investment in certain key areas which results in acquiring the actual control of the assets is required to obtain approval from designated governmental authorities in advance. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, the State Administration for Industry and Commerce and other governmental authorities, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in China may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

OUR PRC SUBSIDIARIES AND SHUYA ARE SUBJECT TO RESTRICTIONS ON PAYING DIVIDENDS OR MAKING OTHER PAYMENTS TO US, WHICH MAY RESTRICT OUR ABILITY TO SATISFY OUR LIQUIDITY REQUIREMENTS IN THE FUTURE.

We may need dividends and other distributions on equity from our PRC Subsidiaries or Shuya to satisfy our liquidity requirements. Current PRC regulations permit our PRC Subsidiaries and Shuya to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, such companies are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Our PRC Subsidiaries or Shuya may also, at the respective subsidiary’s discretion, allocate a portion of its after-tax profits based on its articles of association and PRC accounting standards to certain reserve funds. These reserves are not distributable as cash dividends. Furthermore, if our PRC Subsidiaries or Shuya incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC Subsidiaries or Shuya to distribute dividends or to make payments to us may restrict our ability to satisfy our future liquidity requirements.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by PRC companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our subsidiaries in mainland China to our Hong Kong subsidiary, Clean Energy Technologies (H.K.) Limited.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

PRC REGULATION OF LOANS TO AND DIRECT INVESTMENT IN PRC ENTITIES BY OFFSHORE HOLDING COMPANIES AND GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY DELAY OR PREVENT US FROM MAKING LOANS OR ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR PRC SUBSIDIARIES OR SHUYA.

We are a U.S. based company conducting a portion of our operations in China. We may make loans to our PRC subsidiaries or Shuya subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our subsidiaries in China and Hong Kong. Any loans to our wholly foreign-owned subsidiaries in mainland China, which are treated as foreign-invested enterprises under PRC law, are subject to foreign exchange loan registrations. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries and Shuya or with respect to future capital contributions by us to our PRC Subsidiaries and Shuya. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from securities offering and to capitalize or otherwise fund our Chinese operations may be negatively affected.

FLUCTUATIONS IN EXCHANGE RATES COULD HAVE AN EFFECT ON THE RESULTS OF OPERATIONS OF OUR PRC SUBSIDIARIES AND SHUYA.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the twentieth day of June, 2024.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date:June 20, 2024

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	June 20, 2024

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	June 20, 2024

/s/ Jun Wang		Director
By:	Jun Wang
Date:	June 20, 2024

/s/ Yongsheng Lyu		Director
By:	Yongsheng Lyu
Date:	June 20, 2024

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.13	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.14	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021 (included as exhibit 10.136 to the annual report on Form 10-K filed on April 17, 2023).

10.137	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterpirse Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the annual report on Form 10-K filed on April 17, 2023).

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of Subsidiaries (included as exhibit 21.1 to the annual report on Form 10-K filed on April 17, 2023).

23.1	Consent of the Independent Auditor (included as exhibit 23.1 to the annual report on Form 10-K filed on April 17, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

