Form 10-K/A
period 2023-12-31
Clean Energy Technologies, Inc.
filed 2024-06-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of common stock outstanding on April 16, 2024 was 42,665,248 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”) and later amended by the Amendment No. 1 on Form 10-K/A filed on April 19, 2024 (the “Amendment No. 1”). The purpose of this Amendment No. 2 is to provide disclosures about the legal and operational risks associated with the Company’s business operations in China in response to comments received from the SEC staff. Accordingly, the Company hereby (i) adds a section titled “Disclosures Relating to Our Chinese Operations” before Part I of the Form 10-K/A; (ii) amends and replaces in its entirety the section titled “Note about Forward-Looking Statements” before Part I of the Form 10-K/A; and (iii) amends and replaces in its entirety Item 1 and Item 1A of its Form 10-K/A.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is also including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002).

Except as described above, this Amendment No.2 does not amend any other information set forth in the Original Filing or the Amendment No. 1. The Amendment No. 2 continues to speak as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the date of the Original Filing. The Amendment No. 2 should be read in conjunction with the Original Filing, the Amendment No. 1, and with the Company’s other filings with the SEC subsequent to the Form 10-K.

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

Disclosures Relating to Our Chinese Operations

Clean Energy Technologies Inc. is a company incorporated in the State of Nevada with operations in North America, Europe, and Asia, including in China. Our PRC Subsidiaries and Shuya, an entity in which we own a 49% equity interest, operate our natural gas trading operations in China to source and supply natural gas to industries and municipalities located in China. Throughout this Annual Report, unless the context requires otherwise, (i) “the Company,” “we,” “us” and “our” refer to Clean Energy Technologies, Inc. on a consolidated basis with its wholly-owned subsidiaries; (ii) “the PRC Subsidiaries” refers specifically to those wholly-owned subsidiaries of ours located in the People’s Republic of China (including Hong Kong), which include Clean Energy Technologies (H.K.) Limited, Meishan Clean Energy Technologies, Inc., Hainan Clean Energy Technologies, Inc., Element Capital International Limited (H.K.), Sichuan Hunya Jieneng New Energy Co. LTD, and Jiangsu Huanya Jieneng New Energy Co., Ltd.; and (iii) “Shuya” refers to Sichuan Hongzuo Shuya Energy Limited.

We face various legal and operational risks and uncertainties due to our operations in China. Our PRC Subsidiaries and Shuya could be adversely affected by uncertainties with respect to the Chinese legal system. Rules and regulations in China can change quickly with little advance notice. The interpretation and enforcement of Chinese laws and regulations involve additional uncertainties. Since administrative and court authorities in China have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. In addition, the Chinese government exercises significant oversight and discretion over the conduct of the business of our PRC Subsidiaries and Shuya and may intervene in or influence their operations as the government deems appropriate to further regulatory, political and societal goals, which could result in a material change in their operations in China and/or the value of the securities we are registering for sale, including causing the value of such securities to significantly decline or become worthless. Furthermore, the Chinese government has recently exerted more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies. Any such actions, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. See “Risk Factors — Risks Related to Doing Business in China – The PRC government exerts substantial influence over the manner in which we conduct our business operations. It may influence or intervene in our operations at any time as part of its efforts to enforce PRC law, which could result in a material adverse change in our operations and the value of the securities we are offering”; and “— The approval or record filing of the CSRC, CAC, or other PRC government authorities may be required in connection with our future capital raising activities under the PRC laws.”

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that we, our PRC Subsidiaries or Shuya are directly subject to these regulatory actions or statements; however, because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative rule making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on the daily business operations or ability to accept foreign investments of our PRC Subsidiaries and Shuya. On December 24, 2021, nine government agencies jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws. Neither our PRC Subsidiaries nor Shuya hold a dominant market position in their product markets and they have not entered into any monopolistic agreement. Neither have they received any inquiry from the relevant governmental authorities. The Cyberspace Administration of China (“CAC”), together with 12 other Chinese regulatory authorities, released the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, in December 2021, which took effect on February 15, 2022. Pursuant to the Revised Cybersecurity Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the relevant Cyberspace Administration of the PRC. We do not believe that our PRC Subsidiaries or Shuya are “online platform operators” within the meaning of the Revised Cybersecurity Measures, and neither our PRC Subsidiaries nor Shuya currently possess over one million Chinese users’ personal information and do not anticipate that they will be collecting over one million Chinese users’ personal information in the foreseeable future. In addition, neither our PRC Subsidiaries nor Shuya will be subject to Security Administration Draft if the Security Administration Draft is enacted as proposed, since they currently do not collect data that affects or may affect national security and we do not anticipate that our PRC Subsidiaries or Shuya will be collecting data that affects or may affect national security in the foreseeable future.

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

As of the date of this Annual Report, these new laws and guidelines have not impacted the ability of our PRC Subsidiaries and Shuya to conduct business and accept foreign investments; however, if (i) we inadvertently conclude that permissions or approvals are not required from applicable PRC authorities or (ii) applicable laws, regulations, or interpretations change, and we are required to obtain such permissions or approvals in the future, our ability to conduct our business in China may be materially impacted, the interest of the investors may be materially and adversely affected and our common stock may significantly decrease in value.

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

Cash may be transferred within our organization in the following manners: (i) Clean Energy Technologies Inc. may transfer funds to the PRC Subsidiaries and Shuya by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise, as investments or lendings, (ii) the PRC Subsidiaries may make dividends or other distributions to Clean Energy Technologies Inc. through intermediate holding companies or otherwise, and (iii) Shuya may make dividends or other distributions to Clean Energy Technologies Inc., which indirectly owns a 49% equity interest in Shuya, through intermediate holding companies or otherwise. Our abilities to use cash held in PRC or in a PRC entity to fund operations or for other purposes outside of the PRC are subject to restrictions and limitations imposed by the PRC government. Current PRC regulations only permit a wholly foreign-owned enterprise, or WFOE, to pay dividends to its offshore parent company out of their retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the majority of the revenues of our PRC Subsidiaries and Shuya are collected in RMB. Thus, foreign exchange shortages and foreign exchange control may also limit their ability to pay dividends or make other payments or otherwise meet our obligations denominated in foreign currencies. Furthermore, we may lose our ability to fund operations or for other uses outside of Hong Kong using cash in Hong Kong or a Hong Kong entity if, in the future, the scope of the current restrictions and limitations applicable to PRC entities were to expand to include Hong Kong or entities based in Hong Kong. Therefore, our ability to transfer cash between PRC entities and entities outside of PRC may be restricted. See “Risk Factors – Risks Related to Doing Business in China – Our PRC Subsidiary are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements in the future” and “– PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries” for details. As of the date of this Annual Report, (i) we have transferred $2,671,700 in total to our PRC Subsidiaries, and (ii) JHJ, our wholly-owned subsidiary in the PRC, has transferred $701,836 in total to Shuya as a capital contribution for the formation of Shuya. No other cash flows or transfers of other assets have occurred between us, our PRC Subsidiaries, and Shuya. As of the date of this Annual Report, neither any of our PRC Subsidiaries nor Shuya has declared any dividends or made any other distributions to the Company, and no such dividends or distributions are anticipated in the near future.

PART I

Item 1. Business

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements.

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

RISKS RELATD TO OUR BUSINESS

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

Date: June 20, 2024

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

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	June 20, 2024

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	June 20, 2024

/s/ Mr. Ted Hsu		Director
By:	Ted Hsu
Date:	June 20, 2024

/s/ Ms. Lauren Morrison		Director
By:	Lauren Morrison
Date:	June 20, 2024

/s/ Mr. Matthew Graham Smith		Director
By:	Matthew Graham Smith
Date:	June 20, 2024

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005 ).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005 ).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14, ).

4.13	Description of Securities (included as exhibit 4.13 to the Annual Report on Form 10-K filed on May 28, 2020).

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.15	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005 ).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005 ).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005 ).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006 ).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021 (included as exhibit 10.136 to the annual report on Form 10-K/A filed on April 19, 2024).

10.137	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the annual report on Form 10-K/A filed on April 19, 2024).

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of Subsidiaries (included as exhibit 21.1 to the annual report on Form 10-K/A filed on April 19, 2024).

23.1	Consent of the Independent Auditor (included as exhibit 23.1 to the annual report on Form 10-K/A filed on April 19, 2024).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

