Form 10-Q
period 2024-06-30
Clean Energy Technologies, Inc.
filed 2024-08-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, there were 44,576,381 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

SPECIAL NOTES REGARDING THE COMPANY

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

Forward-looking statements include, but are not limited to, statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	Our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;

●	the effects of future regulation;

●	our ability to protect or monetize our intellectual property;

●	changes in United States and China trade policies and relations, as well as relations with other countries, and/or changes in regulations and/or sanctions;

●	the impact on us from the actions the Chinese government may take to intervene in or influence our operations;

●	the impact on us from the uncertainties in the Chinese legal system, such as Chinese regulations regarding acquisitions of companies based in mainland China by foreign investors and the ability of our Chinese subsidiaries to make payments to us; and

●	approval, filing, or procedural requirements imposed by the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities in connection with issuing securities to foreign investors under Chinese law.

You should read any other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

Disclosures Relating to Our Chinese Operations

Clean Energy Technologies Inc. is a company incorporated in the State of Nevada with operations in North America, Europe, and Asia, including in China. Our PRC Subsidiaries and Shuya, an entity in which we own a 49% equity interest, operate our natural gas trading operations in China to source and supply natural gas to industries and municipalities located in China. Throughout this report, unless the context requires otherwise, (i) “the Company,” “we,” “us” and “our” refer to Clean Energy Technologies, Inc. on a consolidated basis with its wholly-owned subsidiaries; (ii) “the PRC Subsidiaries” refers specifically to those wholly-owned subsidiaries of ours located in the People’s Republic of China (including Hong Kong), which include Clean Energy Technologies (H.K.) Limited, Meishan Clean Energy Technologies, Inc., Hainan Clean Energy Technologies, Inc., Element Capital International Limited (H.K.), Sichuan Hunya Jieneng New Energy Co. LTD, and Jiangsu Huanya Jieneng New Energy Co., Ltd.; and (iii) “Shuya” refers to Sichuan Hongzuo Shuya Energy Limited.

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

As of the date of this report, these new laws and guidelines have not impacted the ability of our PRC Subsidiaries and Shuya to conduct business and accept foreign investments; however, if (i) we inadvertently conclude that permissions or approvals are not required from applicable PRC authorities or (ii) applicable laws, regulations, or interpretations change, and we are required to obtain such permissions or approvals in the future, our ability to conduct our business in China may be materially impacted, the interest of the investors may be materially and adversely affected and our common stock may significantly decrease in value.

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

Cash may be transferred within our organization in the following manners: (i) Clean Energy Technologies Inc. may transfer funds to the PRC Subsidiaries and Shuya by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise, as investments or lendings, (ii) the PRC Subsidiaries may make dividends or other distributions to Clean Energy Technologies Inc. through intermediate holding companies or otherwise, and (iii) Shuya may make dividends or other distributions to Clean Energy Technologies Inc., which indirectly owns a 49% equity interest in Shuya, through intermediate holding companies or otherwise. Our abilities to use cash held in PRC or in a PRC entity to fund operations or for other purposes outside of the PRC are subject to restrictions and limitations imposed by the PRC government. Current PRC regulations only permit a wholly foreign-owned enterprise, or WFOE, to pay dividends to its offshore parent company out of their retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the majority of the revenues of our PRC Subsidiaries and Shuya are collected in RMB. Thus, foreign exchange shortages and foreign exchange control may also limit their ability to pay dividends or make other payments or otherwise meet our obligations denominated in foreign currencies. Furthermore, we may lose our ability to fund operations or for other uses outside of Hong Kong using cash in Hong Kong or a Hong Kong entity if, in the future, the scope of the current restrictions and limitations applicable to PRC entities were to expand to include Hong Kong or entities based in Hong Kong. Therefore, our ability to transfer cash between PRC entities and entities outside of PRC may be restricted. As of the date of this report, (i) we have transferred $2,671,700 in total to our PRC Subsidiaries, and (ii) JHJ, our wholly-owned subsidiary in the PRC, has transferred $701,836 in total to Shuya as a capital contribution for the formation of Shuya. No other cash flows or transfers of other assets have occurred between us, our PRC Subsidiaries, and Shuya. As of the date of this report, neither any of our PRC Subsidiaries nor Shuya has declared any dividends or made any other distributions to the Company, and no such dividends or distributions are anticipated in the near future.

5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2024 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current Assets:
Cash	$387,943	$89,625
Accounts receivable - net	1,094,582	1,102,386
Accounts receivable – Related Party	851,080	491,774
Advance to Supplier - Prepayment	523,002	1,048,630
Deferred Offering Costs	22,750	11,000
Investment Heze Honguan Natural Gas Co.	683,028	762,273
Due from related party	103,252	-
Loan Receivables	172,621	200,826
Investment to Guangyuan Shuxin New Energy Co.	279,603	286,106
Inventories, net	719,268	666,413
Total Current Assets	4,837,129	4,659,033
Long-Term Assets:
Property and Equipment - Net	3,676	4,530
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment in Shuya	547,399	-
Long-term financing receivables - net	902,354	902,354
License	354,322	354,322
Patents	85,879	91,817
Right -of - use asset	253,316	245,975
Other assets	112,151	67,133
Total Long-Term Assets	4,475,782	3,882,816

Assets from discontinued operations	-	2,386,762

Total Assets	$9,312,911	$10,928,611

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$954,322	$506,535
Accounts payable – Related Party	-	87,420
Accrued expenses	529,666	451,285
Customer deposits	41,462	165,236
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Facility lease liability - current	183,319	117,606
Line of credit	644,267	626,033
Related party note payable	150,001	-
Convertible notes payable - net	1,901,021	1,934,956
Total Current Liabilities	4,537,058	4,022,071
Long-Term Liability:
Facility lease liability - non-current	72,568	128,480
Accrued dividend	123,559	47,904
Total Long-Term Liability	196,127	176,384

Liabilities from discontinued operations	-	860,958

Total Liabilities	4,733,185	5,059,413

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 44,576,381 and 39,152,455 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	44,576	39,152
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 877,774 shares issued and outstanding as of June 30, 2024 and 2,199,387 outstanding as of and December 31, 2023, respectively	878	2,199
Additional paid-in capital	30,219,796	28,251,621
Accumulated other comprehensive loss	(256,231)	(196,827)
Accumulated deficit	(25,429,293)	(22,984,163)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	4,579,726	5,111,982
Non-controlling interest	-	757,216
Total Stockholders’ Equity	4,579,726	5,869,198
Total Liabilities and Stockholders’ Equity	$9,312,911	$10,928,611

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2024 and 2023 (Unaudited)

	2024 Three Months	2023 Three Months	2024 Six Months	2023 Six Months
Sales	$48,387	2,309,450	$1,363,423	$2,861,319
Sales from related party	147,739	412,682	345,728	412,682
Total Sales, net	196,126	2,722,132	1,709,151	3,274,001
Cost of goods sold	20,095	2,298,251	1,280,116	2,829,983
Gross profit	176,031	423,881	429,035	444,018

Operating expenses:
General and administrative expense	270,614	210,509	487,391	267,062
Salaries	455,732	339,255	966,843	535,237
Travel	51,572	129,319	81,224	200,139
Professional fees legal & accounting	226,960	89,227	353,065	177,437
Facility lease and maintenance	79,609	12,978	150,883	126,766
Consulting	62,490	17,924	176,646	185,607
Depreciation and amortization	2,969	1,351	5,938	6,454
Total operating expenses	1,149,946	800,563	2,221,990	1,498,702
Net loss from operations	(973,915)	(376,682)	(1,792,955)	(1,054,684)

Other income (expenses)	-	-	-	79,082
Change in derivative liability	-	-	-	326,539
Investment income (loss) from Shuya	(6,388)	-	31,990	-
Gain on debt settlement and write down	276,094	130,430	(65,570)	130,430
Interest and financing fees	(127,669)	(512,203)	(424,743)	(1,349,594)
Total other income (expenses):	142,037	(381,773)	(458,323)	(813,479)
Net loss before income taxes	(831,878)	(757,742)	(2,251,278)	(1,868,163)
Income tax expense		-		-
Net loss before non-controlling interest from continuing operations	(831,878)	(757,742)	(2,251,278)	(1,868,163)

Net income before non-controlling interest from discontinued operations		224	-	74,779
Non-controlling interest	-	(114)	-	(38,137)

Net loss attributable to Clean Energy Technologies, Inc.	(831,878)	(757,632)	(2,251,278)	(1,831,521)

Other comprehensive item
Foreign currency translation loss	15,354	(106,674)	59,404	(97,061)
Total comprehensive loss	$(816,524)	(864,306)	$(2,191,874)	$(1,928,582)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	43,086,707	38,616,144	41,618,349	37,939,667

Net loss per common share basic and diluted	$(0.02)	(0.02)	$(0.06)	$(0.05)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

June 30, 2024 and 2023 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock Holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals
December 31, 2023	39,152,455	39,152	2,199,387	2,199	-	28,251,621	(196,827)	(22,984,163)	757,216	5,869,198

Shares issued for stock compensation	15,000	15				9,435				9,450
Shares issued for debt inducement	50,000	50				45,447				45,497
Shares issued for subscription	2,000,001	2,000				898,000				900,000

Shares issued for series E preferred conversion	1,333,492	1,334	(565,178)	(565)		(768)				-

Currency translation adjustments							(44,050)			(44,050)
Deconsolidation of Shuya								(118,197)	(757,216)	(875,413)

Accrued Series E preferred dividend								(70,024)		(70,024)
Subscriotion receivable						(118,470)				(118,470)
Net loss								(1,419,400)		(1,419,400)
March 31, 2024	42,550,948	42,551	1,634,209	1,634	-	29,085,265	(240,877)	(24,591,784)		4,296,788
Shares issued for stock compensation	40,000	40				52,760				52,800
Shares issued for subscription	1,203,333	1,203				1,081,797				1,083,000
Shares issued for series E preferred conversion	782,100	782	(756,435)	(756)		(26)				-

Currency translation adjustments							(15,354)			(15,354)
Accrued Series E preferred dividend								(5,631)		(5,631)
Net loss								(831,878)		(831,878)
June 30, 2024	44,576,381	44,576	877,774	878		30,219,796	(256,231)	(25,429,293)		4,579,726

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock Holders’ (Deficit)/Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	Interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196

Warrants issued in conjunction for debt		-	-	-	-	609,718		-	-	609,718
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(753,781)				(753,781)

Shares issued for rounding	3,745	3	-	-	-	(3)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	9,613	-	-	9,613
Noncontrolling interest ownership									650,951	650,951
Net loss			-	-	-	-		(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,495	-	-	-	23,775,096	(151,060)	(18,350,395)	688,974	6,001,109
Warrants issued in Conjunction For cash	220,314	220				352,282				352,503
Reclassification of derivative liabilities due to note repayment						261,639				261,639
Offering costs						(51,667)				(51,667)

Shares based compensation	40,000	40				71,960				72,000
Accumulated Comprehensive							(106,674)		(35,993)	(142,667)
Net loss								(757,632)	114	(757,518)
June 30, 2023	38,755,767	38,755				24,409,310	(257,734)	(19,108,027)	653,095	5,735,399

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30, 2024 and 2023 (Unaudited)

	2024	2023
Cash Flows from Operating Activities:
Net loss from continuing operation	$(2,251,278)	$(1,868,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,694	6,454
Loss from deconsolidation of Shuya	27,139	-
Stock compensation expense	62,250	148,100
Stock issued for debt inducement	45,497	-
Amortization of debt discount	46,704	765,149
Attributable income per equity method - Shuya	(31,990)	-
Warrant issued
Gain on debt settlement	-	(130,430)
Change in derivative liability	-	(326,539)
Changes in operating assets and liabilities:
Right – of - use asset	(7,841)	85,832
Lease liabilities	10,268	(79,845)
Accounts receivable	(35,073)	(214,882)
Accounts receivable – related party	(316,429)	-
Tax receivable	(42,488)	-
Prepaid expenses	559,790	(1,030,401)
Other assets	113,813	901,964
Inventory	(185,015)	(27,472)
Accounts payable	441,603	(423,517)
Accrued interest	82,114	(22,487)
Accrued expenses	9,590	(103,142)
Other payable-related party	-	(604,975)
Customer deposits	(147,382)	511,793
Net cash used in continuing operations	(1,612,034)	(2,412,560)
Net cash used in discontinued operations	-	(208,249)

Net cash used in operating activities	(1,612,034)	(2,620,809)

Cash Flows from Investing Activities
Purchase of intangible assets	-	(92)
Loan receivables	83,160	-
Net cash provided by (used in) continuing operations	83,160	(92)
Net cash provided by discontinued operations	-	14,411

Net cash flows provided by investing activities	83,160	14,319

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	590,516	848,899
Proceeds from warrant exercise		352,503
Payments on notes payable and line of credit	(585,033)	(1,332,988)
Loan to Rongjun	(41,632)	(72,150)
Stock issued for cash	1,864,529	3,093,577
Net cash provided by continuing operations	1,828,380	2,889,841
Net cash provided by discontinued operations	-	269,483

Net cash flows provided by financing activities	1,828,380	3,159,324

Effect of currency exchange rate changes on cash	(1,188)	31,065

Net increase in cash and cash equivalents	298,318	583,899
Cash and cash equivalents at beginning of period	89,625	149,272
Cash and cash equivalents at end of period	$387,943	$733,171

Supplemental cashflow information:
Interest paid	$66,781	$194,955
Taxes paid	$-	$-

Supplemental non-cash disclosure
Discounts on new notes	$-	$184,200
Shares issued for preferred conversions	$2,115	$-
Reclass of derivative to additional paid in capital	-	$261,639
Dividend accrued	$75,655	$-
Warrants issued in conjunction for convertible notes payable	$-	$609,617
Universal convertible note issuance	$-	$666,250

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2024, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year end December 31, 2023, filed with the SEC on June 20, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Our principal executive offices are located at 1340 Reynolds Avenue, Irvine, CA 92614. Our telephone number is (949) 273-4990. Our common stock, par value $0.001 per share, is listed on the Nasdaq Capital Market under the symbol “CETY.”

Our internet website address is www.cetyinc.com. The information contained on our website is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy Heat Recovery Solutions (HRS) & CETY Europe, CETY Renewables waste to energy, engineering & manufacturing services, and CETY HK NG trading.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $4,579,726 and a working capital of $300,071 as of June 30, 2024. The company also had an accumulated deficit of $25,429,293 as of June 30, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Clean Energy Technologies (H.K.) Limited (“CETY HK”) – our natural gas (“NG”) trading operations source and supply NG to industries and municipalities in mainland China. NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to the market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2024 and December 31, 2023, we had a reserve for potentially un-collectable accounts receivable of $95,000 and $95,000, respectively. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2024 and December 31, 2023, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500, respectively.

8 customers accounted for approximately 90% of accounts receivable on June 30, 2024. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or net relizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2024 we had a reserve of $934,344 as compared to a reserve of $934,344 as of December 31, 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the six months ended June 30, 2024 and December 31, 2023.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2024 and December 31, 2023, we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30,2024, and December 31, 2023, we had outstanding customer deposits of $41,462 and $165,236 respectively.

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

As the Consistent Action Agreement did not quantify any considerations to gain the control, the deemed consideration paid is the fair value of 51% non-controlling interest as of January 1, 2023. The following table summarizes the fair value of the consideration paid and the fair value of assets acquired, and liabilities assumed on January 1, 2023, the acquisition date.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of June 30, 2024, we had outstanding common shares of 44,576,381. Basic and diluted weighted average common shares and equivalents for the six months ended June 30, 2024, and June 30, 2023, were 41,618,349 and 37,939,667 respectively. As of June 30, 2024, we had convertible notes convertible into approximately 2,811,390 of additional common shares and additional 5,423,389 common shares underlying our outstanding warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the six months ended June 30, 2024 and June 30, 2023 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the six months ended June 30, 2024 and June, 30, 2023.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Clean Energy Heat Recovery Solutions (HRS) & CETY Europe, CETY renewables waste to energy, engineering & manufacturing services, and CETY HK NG trading. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	For the six months ended June 30,
	2024	2023
Net Sales
Manufacturing and Engineering	$9341	$36,332
Heat Recovery Solutions	120,874	28,338
NG Trading	1,219,629	2,796,649
Waste to Energy	359,307	412,682
Discontinued operations		4,422,400
Total Sales	$1,709,151	$7,696,401

Segment income and reconciliation before tax
Manufacturing and Engineering	7,806	18,355
Heat Recovery Solutions	79,889	30
LNG Trading	9,853	40,293
Waste to Energy	331,487	385,404
Total Segment income	429,035	444,082
Less: operating expense	(2,221,990)	(1,498,702)
Less: other income and expenses	(458,323)	(813,543)
Net (loss) before income tax	$(2,251,278)	$(1,868,163)

	June 30, 2024	December 31, 2023
Total Assets
Manufacturing and Engineering	$2,801,567	$2,544,786
Heat Recovery Solutions	3,222,939	3,099,223
Waste to Energy	830,956	486,572
LNG Trading	2,457,449	4,798,030
Total Assets	$9,312,911	$10,928,611

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the six months ended June 30,
	2024	2023
United States	482,435	449,014
China (include discontinued operation: $4,422,400)	1,219,629	7,219,049
Other international	7,087	28,338
Total Sales	1,709,151	7,696,401

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the six months ended June 30, 2024 and June 30, 2023 we had $62,250 and $148,100 in share-based expense, respectively. As of June 30, 2024 we had no further non-vested expense to be recognized.

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

As of December 31, 2023, we had a net operating loss carry-forward of approximately $(15,737,415) and a deferred tax asset of $4,727,224 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(2,482,763). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 30, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2024	December 31, 2023
Accounts Receivable	$1,189,582	1,197,386
Accounts Receivable Related Party	851,080	491,774
Less reserve for uncollectable accounts	(95,000)	(95,000)
Total	$1,945,662	1,594,160

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2024	December 31, 2023
Long-term financing receivables	$1,149,854	$1,149,854
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$902,354	$902,354

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2024 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract-by-contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long-term financing receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	June 30, 2024	December 31, 2023
Inventory	$1,653,612	1,600,757
Less reserve for uncollectable accounts	(934,344)	(934,344)
Total	$719,268	666,413

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2024	December 31, 2023
Property and Equipment	$1,430,075	1,430,076
Accumulated Depreciation	(1,426,399)	(1,425,546)
Net Fixed Assets	$3,676	4,530

Our Depreciation Expense for the six months ended June 30, 2024, and 2023 was 2,969 and $3,254 (include depreciation expense of $2,075 from discontinued operation) respectively.

Our property and equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2024	December 31, 2023
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Intangible assets - Shuya	-	12,914
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(104,910)	(98,972)
Net Intangible Assets	$2,656,886	2,675,738

Our Amortization Expense for the six months ended June 30, 2024 and 2023 was $5,938 and $2,969 (include amortization expense of $674 from discontinued operation) respectively.

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

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	22,035
Other receivable	20,000
Trading Contracts	146,035
Shenzhen Gas Relationship	1,314,313
Total assets acquired	1,508,539

Liabilities assumed:
Advance Receipts	$(8,539)
Net Assets Acquired:	$1,500,000

If LWL reaches USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there would be an issuance of 500,000 shares of CETY to the Seller. The performance contingencies were not met.

NOTE 7 – INVESTMENT – HEZE HONGYUAN NATURAL GAS CO. CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (the “Note Holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or the “Borrower”) with maturity on January 10, 2025. Under this convertible note, JHJ lent RMB 5,000,000 ($0.78 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding equity interest. Rongjun owns 90% of Heze. During the year end December 31, 2023, JHJ recorded $58,273 interest income accrued from 2022 from this note, the accrual of interest income ceased in October 2022.

NOTE 8 – ACCRUED EXPENSES

	June 30, 2024	December 31, 2023
Accrued wages	$78,255	$94,955
Sales tax payable	34,219	34,405
Accrued taxes and other	417,192	321,925
Total accrued expenses	$529,666	$451,285

NOTE 9 – LINE OF CREDIT

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.0% per the initial 30 days followed by 1% each 15 day increment thereafter (24% annually). It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2024, the outstanding balance was $644,267 compared to $626,033 at December 31, 2023.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

On March 30, 2023 amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc in which Nations Interbanc lowered the accrual rate to 1.25% per 30 days (15% annually). We are currently in default of this note.

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

Convertible Notes Payable, Net

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

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of June 30, 2024 was $991,336. This note is in default; however the lender has not issued a notice of default.

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

On July 13, 2022 the company entered into a promissory note in the amount of $159,450 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on July 13, 2023 and has mandatory monthly payments of $17,539. The note had an OID of $16,447 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This is note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. This note was paid off as of March 7, 2023.

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

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. The principal balance and accrued interest of this as of June 30, 2024, was $380,137. This note is in default; however the lender has not issued a notice of default.

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

On December 5,2022, the company entered into a promissory note in the amount of $191,526 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067 The note had an OID of $19,760 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

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

On February 10, 2023, the company entered into a promissory note in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On March 6, 2023, the company entered into a promissory note in the amount of $135,005 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

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

On October 13, 2023 the company entered into a promissory note in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2024 was $43,384.

On November 17, 2023 the company entered into a promissory note in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2024 was $115,038.

On November 30, 2023 the company entered into a promissory note in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2024 was $60,082.

On December 19, 2023 the company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of June 30, 2024 was $50,600.

On January 3, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $143,750 (the “Note”), which amount is the $125,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the Buyer’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of June 30, 2024 was $0.

On February 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000 (the “Note”), which amount is the $80,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $10,120. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The balance on this note as of June 30, 2024 was $60,720.

On March 4, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $280,500 (the “Note”), which amount is the $255,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $25,500. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of June 30, 2024 was $224,400.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement (the “Loan Agreement”) with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company (the “Corporate Guarantee”) pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right.

Total Due to Convertible Notes

	June 30, 2024	December 31, 2023
Total convertible notes	$1,553,239	1,697,757
Accrued Interest	372,095	308,216
Debt Discount	(24,313)	(71,017)
Total	$1,901,021	1,934,956

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On January 30, 2024, JHJ entered into a lease for the office in Chengdu City (“Chengdu lease”), China from January 30, 2024 to February 28, 2026 and has a monthly rent of RMB 28,200 without value added tax (“VAT”) (or $3,930). The lease required a security deposit of RMB 77,120 (or $10,727). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease.

The components of lease costs, lease term and discount rate with respect of these three leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

As of June 30, 2024
Right-of-used assets	$253,316
Lease liabilities – current	$183,319
Lease liabilities – non-current	72,568
Total lease liabilities	$255,887

The weighted-average remaining lease term and the weighted-average discount rate of the above leases are as follows:

Six Months Ended June 30, 2024
Weighted average remaining lease term (years)	1.73
Weighted average discount rate	4.5%-6.5%

The following is a schedule, by year of lease payment for the above leases as of June 30, 2024:

For the 12 months ending	Lease Payment

June 30, 2025	$183,319
June 30, 2026	62,111
June 30, 2027	23,899
Total undiscounted cash flows	269,329
Imputed Interest	(13,442)
Present value of lease liabilities	$255,887

Our lease expense for the six months ended June 30, 2024 and 2023 was $133,264 and $82,185, respectively.

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

On June 18, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 1,203,333 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $1,083,000, or $0.90 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of Common Stock. The Warrant is exercisable at the price of $2.00 per share, expiring one year from the date of issuance.

During the six months and three months ended June 30, 2024 and March 30, 2024, the Company issued 2,115,592 shares of common stock for conversion of 782 Series E Preferred share and 1,333,492 of common stock for conversion of 1,333 Series E Preferred share.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2024 there were 44,576,381 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $123,559 of dividend has been accrued but not paid as of June 30, 2024.

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

On March 15, 2024, we issued 2,000,000 warrant shares in connection with the issuance of subscription agreement in the amount of 900,000 at the warrant exercise price of per share of $1.00.

On June 18, 2024, we issued 1,203,333 warrant shares in connection with the issuance of subscription agreement in the amount of 1,083,000 at the warrant exercise price of per share of $1.60.

	Warrants - Common Share Equivalents	Weighted Average Exercise price		Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding December 31, 2023	99,352		$3.00	3.49		$-
Expired
Exercised
Additions	3,203,333		1.60	0.88
Outstanding June 30, 2024	3,302,685	$		0.95	$

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

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement (the “Loan Agreement”) with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company (the “Corporate Guarantee”) pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right.

The Lender is currently in default and has been served notice of default. The Lender has failed to disburse the first and second Tranche as outlined in the Milestone Schedule of the Agreement. While the Lender has communicated that they are working to cure this default, the company retains the right to amend the agreement once the cure is completed.

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

Note 13 - WARRANTY LIABILITY

For the six months ended June 30, 2024, and for the year ended December 31, 2023, there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

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

NOTE 15 – DECONSOLIDATION OF SUBSIDIARY

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

The Company recalculated the fair value of Shuya as of January 1, 2024 using the income approach at $1,387,213 and recorded a loss of $27,139 from deconsolidation of Shuya for the six months ended June 30, 2024.

The following table summarizes the carrying value of the assets and liabilities of Shuya at December 31, 2023.

Cash	$85,226
Accounts receivable	164,744
Advance to supplier-prepayment	317,557
Advance to supplier-related party	466,914
Due from related party	752,066
Inventory	308,481
Total current assets	2,094,988
Fixed assets, net	74,158
Intangible assets, net	12,914
Right of use assets	207,995
Total non-current assets	295,067
Total assets	2,390,055

Accounts payable	$41,503
Accounts payable-related party	315,361
Tax payable	13,225
Due to related party-existing companies	103,939
Customer deposits	45,074
Accrued expense	135,087
Facility lease liability-current	229,201
Total current liabilities	883,390
Facility lease liability-long term	81,506

Total liabilities	964,896

The following table shows the results of operations relating to discontinued operations Shuya for the six months ended June 30, 2024 and 2023, respectively.

	SIX MONTHS ENDED JUNE 30,
	2024	2023

Revenues	$-	$4,422,400
Cost of goods sold	-	4,192,172

Gross profit	-	230,228

Operating expenses
Selling	-	137,606
General and administrative	-	17,433

Total operating expenses	-	155,039

Income from operations	-	75,189
	-
Other income	-	2,329

Income before income tax	-	77,518

Income tax	-	2,739

Income before noncontrolling interest	-	74,779

Less: income attributable to noncontrolling interest	-	38,137

Net gain to the Company	$-	$36,642

NOTE 16 – SUBSEQUENT EVENTS

No subsequent event to report.

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

Clean Energy Technologies (H.K.) Limited (“CETY HK”) – our natural gas (“NG”) trading operations source and supply NG to industries and municipalities in mainland China. NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to the market. We sell the NG to our customers at fixed prices or prevailing daily spot prices for the duration of the contracts.

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

Summary of Operating Results for the Six Months Ended June 30, 2024 Compared to the Same Period in 2023

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a working capital of $300,071 as of June 30, 2024, The company also had an accumulated deficit of $25,429,293 as of June 30, 2024 and used $1,612,034 in net cash from operating activities for the six months ended June 30, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the six months ended June 30, 2024, our total revenue was $1,709,151 compared to $3,274,001 for the same period in 2023. Our first half of 2024’s total revenue was lower than the same period in 2023 due to deconsolidation of our Shuya entity and substantially lower revenue from our NG business in general due to slow down of economy in China.

For the six months ended June 30, 2024, our gross profit was $429,035 compared to $444,018 for the same period in 2023. The increase in gross profit margin was due to higher-margin business from non-NG operations.

For the six months ended June 30, 2024, our operating expense was $2,221,990 compared to $1,498,702 for the same period in 2023. The increase in expenses contributed to salaries expenses and professional fees for legal & accounting.

For the six months ended June 30, 2024, we had a net loss of $2,251,278 compared to net loss of $1,868,163 for the same period in 2023 due to increased in salaries expense contributed to CETY Renewables new engineers and operational and technology directors, fees and marketing campaign expenses attributed to CETY’s expansion plans and loss from deconsolidation of Shuya.

For the quarter ended June 30, 2024, stockholder’s equity was $4,579,726, compared to $5,869,198 as of December 31, 2023. This decrease in stockholder’s equity can be attributed to net loss for the year-to-date results.

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering and manufacturing services, and CETY HK (NG trading and acquisitions). Revenue for the six months ended June 30, 2024 was mainly contributed by NG trading and waste to energy project. The revenue in this segment is expected to continue to stay stable which will help establish CETY as a player in the China market and allows cross-selling of CETY products and solutions and transfer of advanced clean energy with lower cost technologies. CETY expects larger revenue contribution from Waste-to-Energy, Heat Recovery, and EPC in the latter of this year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with updates coming soon. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the year ended in 2023 was a result of this strategy. CETY believes that it will continue to deliver growth on all segments this year due to our belief that there is an optimistic industry macro backdrop. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. This is evidenced by the Paris Agreement and COP26. The Inflation Reduction Act passed by Congress in August 2022 had specific provisions that can take advantage of CETY’s products and solutions. Another catalyst that will potentially help our Company, is a continuously improving global supply chain. The European energy crisis has given rise to the opportunity for CETY to sell more of its products and solutions as customers are in search of self-generation capabilities in renewable energy.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Net Sales

For the six months ended June 30, 2024, our total revenue was $1,709,151 compared to $3,274,001 for the same period in 2023. The decrease in revenue was primarily due to the lower revenue form the NG business and delays in funding for the Vermont Renewable Gas project, which supports the $12 million backlog.

Segment breakdown

For the six months ended June 30, 2024, our revenue from Engineering and Manufacturing was $9,341 compared to $36,332 for the same period in 2023. Our engineering team is in transition to establish the innovation center in Europe and has executed a master services agreement with RPG to support its fortune 500 customers with its sustainability goals. Additionally, our engineering team will be commencing work on the Vermont project starting in the second quarter of 2023. Additionally, some of our engineering revenue is rolled up into our waste heat to power and waste to energy contracts.

For the six months ended June 30, 2024, our revenue from HRS was $120,874 compared to $28,338 for the same period in 2023. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as we increasingly move towards Independent Power Producer models.

For the six months ended June 30, 2024, our revenue from our waste to energy segment was $331,487 compared to $385,404 for the same period in 2023. We have a large $12M contract with Vermont Renewable Gas in this segment and are currently finalizing the engineering and design, and permitting to start the construction. We anticipate exponentially higher revenue driven from this segment.

For the six months ended June 30, 2024, our revenue from our natural gas (NG) business amounted to $1,219,629, down from $2,796,649 for the corresponding period in 2023. This decrease can be attributed to the deconsolidation of Shuya’s revenue, overall substantial lower revenue from China operations due to slow down in economy and our strategic decision to prioritize non-Chinese markets over expansion into the ASEAN region.

Gross Profit

For the six months ended June 30, 2024, our gross profits totaled $429,035, marking higher margins compared to $444,018 recorded for the corresponding period in 2023. This higher gross profit can be attributed to higher revenue and margins from none Chinese NG business.

Segment breakdown

For the six months ended June 30, 2024, our gross profit from Engineering and Manufacturing amounted to $7,806, compared to $18,355for the same period in 2023. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end integrated solutions.

For the six months ended June 30, 2024, our gross profit from HRS was $79,889, compared to $18,355 for the corresponding period in 2023. This increase in margins primarily stemmed from increased service activities, which did not include equipment sales.

For the six months ended June 30, 2024, our gross profit from waste to energyt was $331,487, compared to $385,404 for the corresponding period in 2023. Our waste to energy segment will be driving higher margins that our other segments.

During the six months ended June 30, 2024, our gross profit from our wholly owned subsidiary, JHJ, was $9,853, a decrease from $385,404 recorded for the corresponding period in 2023. It’s worth noting that our NG business typically operates on slim margins. Looking ahead, we intend to leverage our presence in China to foster synergistic partnerships and facilitate technology transfers, particularly in the growing EV charging sector. Additionally, we aim to explore cross-selling opportunities for our waste heat recovery and waste-to-energy products within the Chinese market.

Selling, General and Administrative (SG&A) Expenses.

For the six months ended June 30, 2024, our SG&A expenses totaled $487,391, an increase from $267,062 for the same period in 2023. This increase can be attributed to increased spending in one-time JHJ misc. expense, IT, insurance expenditures particularly the D&O policy, and increased spending on repairs and maintenance, largely driven by the recent relocation of our HRS operations.

Salaries Expense

For the six months ended June 30, 2024, our Salaries expense totaled $966,843, marking a significant increase from $535,237 recorded during the same period in 2023. This surge in expenses can be attributed to the inclusion of key personnel such as our CFO, director of operations, director of technology, and the recruitment of four additional engineers, and increased in work force in our NG operations. Our strategy involves fortifying our team from the ground up to establish a robust foundation for scalable growth, reinforced by cutting-edge technology and streamlined systems. We hold strong conviction in the capabilities of our assembled team, envisioning their collective efforts leading us to a position of leadership within the clean energy sector.

Travel Expense

For the six months ended June 30, 2024, our travel expense was $81,224 compared to $200,139 for the same period in 2023. The decrease was due to lower travel expenses related to China NG business development.

Professional fees legal and accounting

For the six months ended June 30, 2024, our Professional Fees expense totaled $353,065, marking an increase from $177,437 in the corresponding period of 2023. This rise in accounting fees can be attributed directly to engaging a new audit firm, which incurred higher costs.

Facility Lease and Maintenance Expense

For the six months ended June 30, 2024, our Facility Lease and maintenance expenses totaled $150,883, marking a significant decrease from the $126,766 incurred during the same period in 2023. This increase in cost can be attributed to the NG operations increased in rent.

Depreciation and Amortization Expense

For the six months ended June 30, 2024, our depreciation and amortization expense was $5,938 compared to $6,454 for the same period in 2023.

Change in Derivative Liability

For the six months ended June 30, 2024, we had [no] derivative liability compared to a gain of $326,539 for the same period in 2023. The gain in derivative liability was from a favorable derivative calculation from several convertible notes in the three months ended March 31, 2023.

Interest and Finance Fees

For the six months ended June 30, 2024, interest and finance fees amounted to $422,863, as opposed to $1,349,594 for the corresponding period in 2023. The decrease in interest and fees can be attributed to less number of notes and bridge financing aimed at facilitating the uplisting to Nasdaq. Despite the decrease in interest and fees for the June 30, 2024 period, we believe that the cost of capital for CETY remains elevated. The delay in securing affordable financing for our Vermont project resulted in our reliance on high-cost financing options. We are working diligently to finalize our financing in the third quarter of 2024.

Net Loss

For the six months ended June 30, 2024, our loss amounted to $2,251,278, representing an increase from the loss of $1,868,163 incurred during the corresponding period in 2023. This increase is attributed to expenditures in salaries, IT, relocation, and legal and professional fees.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30,

(unaudited)

	2024	2023
Net cash (used in) operating activities	$(1,612,034)	$(2,620,809)
Net cash provided by investing activities	83,160	14,319
Net cash provided by financing activities	1,828,380	3,159,324
Foreign Currency Transaction	(1,188)	-
Net increase in cash and cash equivalents	$298,318	$583,899

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2024 and December 31, 2023, we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30,2024, and December 31, 2023, we had outstanding customer deposits of $41,462 and $210,310 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our annual report on Form 10-K as filed with the SEC on April 17, 2024, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes during the six months ended June 30, 2024 in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on June 20, 2024.

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

On March 15, 2024, the Company entered into a subscription agreement pursuant to which the Company agreed to sell up to 2,000,000 units to the Subscribers for an aggregate purchase price of $900,000.

On June 18, 2024, the Company and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 1,203,333 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $1,083,000, or $0.90 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of Common Stock. The Warrant is exercisable at the price of $2.00 per share, expiring one year from the date of issuance.

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	August 19, 2024

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	August 19, 2024

/s/ Ted Hsu
By:	Ted Hsu
Director

Date:	August 19, 2024

/s/ Lauren Morrison
By:	Lauren Morrison
Director

Date:	August 19, 2024

/s/ Xiaotian Xiao
By:	Xiaotian Xiao
Director

Date:	August 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date:	August 19, 2024

