Form 10-Q
period 2024-09-30
Clean Energy Technologies, Inc.
filed 2024-11-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 19, 2024, there were 44,981,381 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Cash may be transferred within our organization in the following manners: (i) Clean Energy Technologies Inc. may transfer funds to the PRC Subsidiaries and Shuya by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise, as investments or lendings, (ii) the PRC Subsidiaries may make dividends or other distributions to Clean Energy Technologies Inc. through intermediate holding companies or otherwise, and (iii) Shuya may make dividends or other distributions to Clean Energy Technologies Inc., which indirectly owns a 49% equity interest in Shuya, through intermediate holding companies or otherwise. Our abilities to use cash held in PRC or in a PRC entity to fund operations or for other purposes outside of the PRC are subject to restrictions and limitations imposed by the PRC government. Current PRC regulations only permit a wholly foreign-owned enterprise, or WFOE, to pay dividends to its offshore parent company out of their retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the majority of the revenues of our PRC Subsidiaries and Shuya are collected in RMB. Thus, foreign exchange shortages and foreign exchange control may also limit their ability to pay dividends or make other payments or otherwise meet our obligations denominated in foreign currencies. Furthermore, we may lose our ability to fund operations or for other uses outside of Hong Kong using cash in Hong Kong or a Hong Kong entity if, in the future, the scope of the current restrictions and limitations applicable to PRC entities were to expand to include Hong Kong or entities based in Hong Kong. Therefore, our ability to transfer cash between PRC entities and entities outside of PRC may be restricted. As of the date of this report, (i) we have transferred $2,671,700 in total to our PRC Subsidiaries, and (ii) JHJ, our wholly-owned subsidiary in the PRC, has transferred $701,836 in total to Shuya as a capital contribution for the formation of Shuya. No other cash flows or transfers of other assets have occurred between us, our PRC Subsidiaries, and Shuya . As of the date of this report, neither any of our PRC Subsidiaries nor Shuya has declared any dividends or made any other distributions to the Company, and no such dividends or distributions are anticipated in the near future.

5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2024 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash	44,149	$89,625
Accounts receivable - net	968,737	1,102,386
Accounts receivable - Related Party	1,082,759	491,774
Advance to supplier - prepayment	605,626	1,048,630
Deferred offering costs	22,750	11,000
Investment Heze Hongyuan Natural Gas Co.	771,476	762,273
Due from related party	106,929	-
Loan receivables	187,851	200,826
Investment to Guangyuan Shuxin New Energy Co.	289,560	286,106
Inventory, net	768,454	666,413
Total Current Assets	4,848,291	4,659,033
Non-Current Assets
Property & equipment - Net	3,419	4,530
Goodwill	747,976	747,976
Investment LWL	1,468,709	1,468,709
Long Term investment - Shuya	597,564	-
Long-term financing receivables - net	1,002,354	902,354
License	354,322	354,322
Patents	82,910	91,817
Right of use asset - long term	209,919	245,975
Other assets	113,647	67,133
Total Non-Current Assets	4,580,820	3,882,816

Assets from discontinued operations		2,386,762

Total Assets	9,429,111	$10,928,611

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	1,054,800	506,535
Accounts payable - related party	-	$87,420
Accrued expenses	689,826	451,285
Customer deposits	53,026	165,236
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Derivative liability	-	-
Facility lease liability - Current	150,041	117,606
Line of credit	653,536	626,033
Notes payable - GE	-	-
Convertible notes payable, Net	2,535,788	1,934,956
Related party notes payable	356,740	-
Total Current Liabilities	5,626,755	4,022,071
Long-Term Debt
Facility lease liability - non-current	62,164	128,480
Accrued dividend	156,746	47,904
Total Long-Term Debt	218,910	176,384

Liabilities from discontinued operations		860,958

Total Liabilities	5,845,665	5,059,413

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 44,591,381 and 39,152,455 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	44,591	39,152
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 877,774 shares issued and outstanding as of September 30, 2024 and 2,199,387 outstanding as of and December 31, 2023, respectively	878	2,199
Additional paid-in capital	30,355,801	28,251,621
Accumulated other comprehensive loss	(174,153)	(196,827)
Accumulated deficit	(26,643,673)	(22,984,163)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	3,583,444	5,111,982
Non-controlling interest	-	757,216
Total Stockholders’ Equity	3,583,444	5,869,198
Total Liabilities & Stockholders’ Equity	9,429,111	$10,928,611

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statement of Operations

for the three and nine months ended September 30, 2024

(Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Sales	3,504	$1,637,164	1,366,927	$4,498,483
Sales - Related Party	231,679	367,038	577,406	779,720
Total Sales	235,183	2,004,202	1,944,333	5,278,203

Cost of goods sold	22,642	1,455,277	1,302,758	4,285,260

Gross Profit	212,541	548,925	641,575	992,943

Operating expense:
General and administrative Expense	170,073	144,871	655,832	411,933
Salaries	514,473	422,522	1,481,316	957,759
Travel	54,740	126,768	135,964	326,905
Professional fees - Legal & Accounting	130,725	82,039	484,990	259,476
Facility lease and maintenance	79,915	126,274	230,798	253,041
Consulting	18,994	58,933	195,640	244,540
Depreciation and amortization	2,969	2,982	8,907	9,436
Total operating expense	971,889	964,389	3,193,447	2,463,090

Net loss from operations	(759,348)	(415,464)	(2,551,872)	(1,470,147)

Other Income (Expense)
Other income	-	33	(2,312)	79,210
Change in derivative liability	-	-	-	326,539
Investment income (loss) from Shuya	25,304	-	57,294	-
Gain / (loss) on debt settlement	(86,207)	-	(151,777)	130,430
Interest and financing fees	(479,140)	(358,095)	(902,002)	(1,707,690)
Net loss before income taxes	(1,299,391)	(773,526)	(3,550,669)	(2,641,658)

Income tax expense	-	-	-	-
Net loss before non-controlling interest from continuing operations	(1,299,391)	(773,526)	(3,550,669)	(2,641,658)
Net income before non-controlling interest from discontinued operation	-	106,390	-	181,169

Net loss before non-controlling interest from continuing operations	(1,299,391)	(667,136)	(3,550,669)	(2,460,489)

Net income attributable to non-controlling interest	-	54,259	-	92,396

Net loss attributable to the Company	(1,299,391)	(721,395)	(3,550,669)	(2,552,885)

Net loss	(1,299,391)	(667,136)	(3,550,669)	(2,460,489)
Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	82,078	(20,313)	22,674	(153,367)
Foreign currency translation gain (loss) attributable to noncontrolling interest	-	5,200	-	41,193
Total Comprehensive loss	(1,217,313)	(682,249)	(3,527,995)	(2,572,663)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	44,580,946	38,795,160	42,613,090	38,227,965

Net loss per common share basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.07)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statement of Stockholders Equity

September 30, 2024

(Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Deficit/equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196

Warrants issued in conjunction for debt		-	-	-	-	609,718		-	-	609,718
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(753,781)				(753,781)

Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Comprehensive			-	-	-	-	9,613	-	-	9,613
Noncontrolling interest ownership									650,951	650,951
Net loss			-	-	-	-		(1,073,858)	38,023	(1,035,835)
March 31, 2023	38,495,453	38,495	-	-	-	23,775,096	(151,060)	(18,350,395)	688,974	6,001,109
Warrants issued in Conjunction For cash	220,314	220	-	-	-	352,282	-	-	-	352,503
Reclassification of derivative liabilities due to note repayment	-	-	-	-	-	261,639	-	-	-	261,639
Offering costs	-	-	-	-	-	(51,667)	-	-	-	(51,667)

Shares based compensation	40,000	40	-	-	-	71,960	-	-	-	72,000
Accumulated Comprehensive	-	-	-	-	-	-	(106,674)	-	(35,993)	(142,667)
Net loss	-	-	-	-	-	-	-	(757,632)	114	(757,518)
June 30, 2023	38,755,767	38,755	-		-	24,409,310	(257,734)	(19,108,027)	653,095	5,735,399
Shares issued for warrant conversion	213,188	213	-	-	-	340,888	-	-	-	341,101
Accumulated Comprehensive	-	-	-				(15,113)		(5,200)	(20,313)
Net loss	-	-	-	-	-	-	-	(721,395)	54,259	(667,136)
September 30, 2023	38,968,955	38,968	-	-	-	24,750,198	(272,847)	(19,829,422)	702,154	5,389,051

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Total Stockholders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2023	39,152,455	39,152	2,199,387	2,199	-	28,251,621	(196,827)	(22,984,163)	757,216	5,869,198

Shares issued for stock compensation	15,000	15	-	-	-	9,435	-	-	-	9,450
Shares issued for debt inducement	50,000	50	-	-	-	45,447	-	-	-	45,497
Shares issued for subscription	2,000,001	2,000	-	-	-	898,000	-	-	-	900,000
Shares issued for series E preferred conversion	1,333,492	1,333	(565,178)	(565)	-	(768)	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,419,400)	-	(1,419,400)
March 31, 2024	42,550,948	42,551	1,634,209	1,634	-	29,085,265	(240,877)	(24,473,587)	(0)	4,414,986
Shares issued for stock compensation	40,000	40	-	-	-	52,760	-	-	-	52,800
Shares issued for debt inducement	-	-	-	-	-	-	-	-	-	-
Shares issued for subscription	1,203,333	1,203	-	-	-	1,081,797	-	-	-	1,083,000
Shares issued for series E preferred conversion	782,100	782	(756,435)	(756)	-	(26)	-	-	-	(0)
Accumulated Comprehensive	-	-	-	-	-	-	(15,354)	-	-	(15,354)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(5,631)	-	(5,631)
Net Loss	-	-	-	-	-	-	-	(831,878)	-	(831,878)
June 30, 2024	44,576,381	44,576	877,774	878	-	30,219,796	(256,231)	(25,311,096)	(0)	4,697,923
Shares issued for debt inducement	15,000	15	-	-	-	17,535	-	-	-	17,550
Accumulated Comprehensive	-	-	-	-	-	-	82,078	-	-	82,078
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(33,187)	-	(33,187)
Subscription receivable						118,470
Net Loss	-	-	-	-	-	-	-	(1,299,391)	-	(1,299,391)
September 30, 2024	44,591,381	44,591	877,774	878	-	30,355,801	(174,153)	(26,643,673)	(0)	3,583,444

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30, 2024

(Unaudited)

	2024	2023
Cash Flows from Operating Activities:
Net loss from continuing operation	$(3,550,669)	$(2,641,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,043	13,895
Stock compensation expense	62,250	148,100
Non cash investment income from Shuya	(57,980)	-
Loss on deconsolidation of Shuya	145,677	-
Gain on debt settlement	-	(130,430)
Amortization of debt discount	133,053	918,640
Change in derivative liability	-	(326,539)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	37,591	128,748
(Decrease) increase in lease liability	(35,289)	(142,711)
(Increase) decrease in accounts receivable	(9,228)	(538,040)
(Increase) decrease in accounts receivable - related party	(548,108)	-
(Increase) decrease in prepayments	491,500	(1,245,320)
(Increase) decrease in equity method investment	-	-
(Increase) decrease in other assets	111,952	695,777
(Increase) decrease in inventory	(231,760)	(49,214)
(Increase) decrease in tax receivable	(43,639)	-
(Decrease) increase in accounts payable	540,614	(404,734)
Other (Decrease) increase in accrued expenses	145,116	(230,545)
Other (Decrease) increase in accrued interest	133,756	104,694
Other (Decrease) increase in other payables - related party	-	(705,560)
Other (Decrease) increase in customer deposits	(123,489)	647,633
Net cash used in continuing operations	(2,788,608)	(3,757,264)
Net cash used in discontinued operations		(84,968)
Net Cash Used In Operating Activities	(2,788,608)	(3,842,232)

Cash Flows from Investing Activities
Loan receivable	83,340	-
Purchase of intangible assets	-	(90)
Net cash provided by/(used in) continuing operations	83,340	(90)
Net cash provided by discontinued operations		14,201
Net Cash Provided by Investing Activities	83,340	14,111

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	1,425,520	1,310,538
Payments on notes payables and lines of credit	(644,257)	(1,463,049)
Proceeds from warrants exercised	-	693,603
Loan receivable	(104,227)	(14,220)
Stock issued for cash	1,983,000	3,145,244
Net cash provided by continuing operations	2,660,036	3,672,116
Net cash provided by discontinued operations		234,382
Net Cash Provided By Financing Activities	2,660,036	3,906,498

Foreign currency translation	(245)	36,165

Net Increase (Decrease) in Cash and Cash Equivalents	(45,477)	114,542
Cash and Cash Equivalents at Beginning of Period	89,625	149,272
Cash and Cash Equivalents at End of Period	$44,149	$263,814

Supplemental Cash flow Information:
Interest Paid	$99,214	$263,053
Taxes Paid	$-	$-

Supplemental non-cash disclosure
Shares issued for preferred conversions	$2,115	$-
Dividend accrued	$108,842	$-
Discounts on new notes	$-	$239,800
Universal convertible note principal and accrued interest conversion	$-	$666,250
Warrants issued in conjunction for convertible notes payable	$-	$609,617
Shares issued for warrants	$-	$261,639
Shares issued for debt conversion conversions	-	-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2024, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year end December 31, 2023, filed with the SEC on June 20, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $3,583,444 and a working capital deficit of $778,464 as of September 30, 2024. The company also had an accumulated deficit of $26,643,673 as of September 30, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2024 and December 31, 2023, we had a reserve for potentially un-collectable accounts receivable of $95,322 and $95,322, respectively. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of September 30, 2024 and December 31, 2023, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500, respectively.

5 customers accounted for 100% of accounts receivable on September 30, 2024. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2024 we had a reserve of $934,344 as compared to a reserve of $934,344 as of December 31, 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the nine months ended September 30, 2024 and 2023.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2024 and December 31, 2023, we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2024.

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2024, and December 31, 2023, we had outstanding customer deposits of $53,026 and $165,236 respectively.

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

However, effective January 1, 2023, JHJ, SSET and Chengdu Xiangyueheng Enterprise Management Co., Ltd (“Xiangyueheng), who is the 10% shareholder of Shuya, entered a Three-Parties Consistent Action Agreement, wherein these three shareholders (or three parties) will guarantee that the voting rights will be expressed in the same way at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agree that within the validity period of this agreement, before the party intends to propose the motions to the shareholders or the board of directors on the major matters related to the voting rights of the shareholders or the board of directors, the three parties internally will discuss, negotiate and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As of September 30, 2024, we had outstanding common shares of 44,591,381. Basic and diluted weighted average common shares and equivalents for the nine months ended September 30, 2024 and 2023 were 42,613,090 and 38,227,965, respectively. As of September 30, 2024, we had convertible notes convertible into approximately 2,536,750 of additional common shares and additional 5,125,331 common shares underlying our outstanding warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the nine months ended September 30, 2024 and 2023 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the nine months ended September 30, 2024 and 2023.

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

Selected Financial Data:

	For the nine months ended September 30,
	2024	2023
Net Sales
Manufacturing and Engineering	$9,341	$59,877
Heat Recovery Solutions	158,830	399,136
NG Trading	1,185,178	4,039,470
Waste to Energy	590,985	779,720
Discontinued operations	-	6,422,915
Total Sales	$1,944,334	$11,701,118

Segment income and reconciliation before tax
Manufacturing and Engineering	-	16,528
Heat Recovery Solutions	96,960	148,706
LNG Trading	(12,575)	89,466
Waste to Energy	549,946	738,243
Total Segment income	634,331	992,943
Less: operating expense	3,193,447	2,463,090
Less: other income and expenses	998,797	1,171,511
Net (loss) before income tax	$(3,557,913)	$(2,641,658)

	September 30, 2024	December 31, 2023
Total Assets
Manufacturing and Engineering	$-	$2,544,786
Heat Recovery Solutions	3,237,319	3,099,223
Waste to Energy	1,063,067	486,572
LNG Trading	2,681,271	4,798,030
Total Assets	$6,981,657	$10,928,611

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the nine months ended September 30,
	2024	2023
United States	752,069	1,207,760
China include discontinued operation: $6,422,915	1,185,178	10,462,385
Other international	7,087	30,973
Total Sales	1,944,334	11,701,118

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended September 30, 2024 and 2023 we had $62,250 and $148,100 in share-based expense, respectively. As of September 30, 2024 we had no further non-vested expense to be recognized.

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

As of December 31, 2023, we had a net operating loss carry-forward of approximately $(15,737,415) and a deferred tax asset of $4,727,224 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(2,482,763). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 30, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2024	December 31, 2023
Accounts Receivable	$1,064,059	1,197,386
Accounts Receivable Related Party	1,082,759	491,774
Less reserve for uncollectable accounts	(95,322)	(95,000)
Total	$2,051,496	1,594,160

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2024	December 31, 2023
Long-term financing receivables	$1,249,854	$1,149,854
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$1,002,354	$902,354

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2024 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract-by-contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long-term financing receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	September 30, 2024	December 31, 2023
Inventory	$1,702,798	1,600,757
Less reserve for uncollectable accounts	(934,344)	(934,344)
Total	$768,454	666,413

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2024	December 31, 2023
Property and Equipment	$1,434,923	1,430,076
Accumulated Depreciation	(1,431,504)	(1,425,546)
Net Fixed Assets	$3,419	4,530

Our depreciation expense for the nine months ended September 30, 2024 and 2023 was $5,958 and $13,805 (include depreciation expense of $3,342 from discontinued operation) respectively.

Our property and equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2024	December 31, 2023
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment - Shuya	597,564	12,914
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(107,878)	(98,972)
Net Intangible Assets	$3,251,482	2,675,738

Our Amortization Expense for the nine months ended September 30, 2024 and 2023 was $8,906 and $13,805 (include amortization expense of $3,342 from discontinued operation) respectively.

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

NOTE 8 – ACCRUED EXPENSES

	September 30, 2024	December 31, 2023
Accrued wages	$78,255	$94,955
Sales tax payable	28,869	34,405
Other accrued expenses	582,702	321,925
Total accrued expenses	$689,826	$451,285

NOTE 9 – LINE OF CREDIT

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.0% per the initial 30 days followed by 1% each 15 day increment thereafter (24% annually). It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2024, the outstanding balance was $653,536 compared to $626,033 at December 31, 2023.

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

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 (the “Note”) for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of September 30, 2024 was $1,019,384.

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

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 (the “Note”) for a purchase price of $270,000.00 plus an original issue discount in the amount of $30,000.00, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of September 30, 2024, was $391,356.

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

On December 5, 2022, the company entered into a promissory note with 1800 Diagonal in the amount of $191,526 with interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on December 5, 2023 and has mandatory monthly payments of $21,067 The note had an OID of $19,760 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which have occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

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

On February 10, 2023, the company entered into a promissory note with 1800 Diagonal in the amount of $258,521 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on February 10, 2024, and has mandatory monthly payments of $28,437. The note had an OID of $27,698 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

On March 6, 2023, the company entered into a promissory note with 1800 Diagonal in the amount of $135,005 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on March 6, 2024, and has mandatory monthly payments of $13,500. The note had an OID of $14,465 and was recorded as a finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2023 was $0.

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

On October 13, 2023, the company entered into a promissory note with 1800 Diagonal in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2024 was zero.

On November 17, 2023, the company entered into a promissory note with 1800 Diagonal in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2024 was zero.

On November 30, 2023, the company entered into a promissory note with 1800 Diagonal in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2024 was $15,021.

On December 19, 2023, the company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of September 30, 2024 was $20,240.

On January 3, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $143,750 (the “Note”), which amount is the $125,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the Buyer’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of September 30, 2024 was $0.

On February 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000 (the “Note”), which amount is the $80,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. The balance on this note as of September 30, 2024 was $30,360.

On March 4, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $280,500 (the “Note”), which amount is the $255,000 actual amount of the purchase price (the “Purchase Price”) plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares (the “Commitment Shares”) of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of September 30, 2024 was $140,250.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement (the “Loan Agreement”) with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company (the “Corporate Guarantee”) pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. There was no balance owed as of September 30, 2024.

On August 22, 2024, Clean Energy Technology, Inc., a Nevada corporation (the “Company”) entered into a securities purchase agreement (the “Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 (the “Note”) for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, This note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share (“Common Stock”), at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note.

On September 2, 2024, Clean Energy Technology, Inc., a Nevada corporation (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 (the “Note”) for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 15,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share (“Common Stock”), at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note.

On September 10, 2024, Clean Energy Technology, Inc., a Nevada corporation (the “Company”), and Mast Hill Fund, L.P., a Delaware limited partnership (“Mast”), entered into (i) an amendment to the promissory note that was issued by the Company to Mast on May 6, 2022, in the original principal amount of $750,000; and (ii) an amendment to the promissory note that was issued by the Company to Mast on September 16, 2022, in the original principal amount of $300,000 (collectively, the “Amendments”). Pursuant to the Amendments, the maturity date of both of the original promissory notes shall be extended to December 31, 2025 and the Company shall pay an extension fee of $300,000 in total to Mast at closing. This amount was recorded in the statements of operations as interest expenses, as it was calculated using the applicable default interest rate.

On September 10, 2024, the Company entered into a securities purchase agreement (the “Agreement”) with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 (the “Note”) for a purchase price of $612,000. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share (“Common Stock”), at the conversion price of $2.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate.

On September 30, 2024, Clean Energy Technology, Inc., a Nevada corporation (the “Company”) entered into a securities purchase agreement (the “Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 (the “Note”) for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,914.89 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share (“Common Stock”), at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note.

Total Due to Convertible Notes

	September 30, 2024	December 31, 2023
Total convertible notes	$2,122,280	1,697,757
Accrued Interest	414,469	308,216
Debt Discount	(961)	(71,017)
Total	$2,535,788	1,934,956

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

On January 30, 2024, JHJ entered into a lease for the office in Chengdu City (“Chengdu lease”), China from January 30, 2024 to February 28, 2026 and has a monthly rent of RMB 28,200 including the VAT. The lease required a security deposit of RMB 77,120 (or $10,727). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease.

The components of lease costs, lease term and discount rate with respect of these three leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

As of September 30, 2024
Right-of-used assets	$209,919
Lease liabilities – current	$150,041
Lease liabilities – non-current	62,164
Total lease liabilities	$212,205

The weighted-average remaining lease term and the weighted-average discount rate of the above leases are as follows:

Nine Months Ended September 30, 2024
Weighted average remaining lease term (years)	1.48
Weighted average discount rate	4.5%-10.0%

The following is a schedule, by year of lease payment for the above leases as of September 30, 2024:

For the 12 months ending	Lease Payment

September 30, 2025	$160,797
September 30, 2026	51,770
September 30, 2027	13,773
Total undiscounted cash flows	226,340
Imputed Interest	14,135
Present value of lease liabilities	$212,205

Our lease expenses for the nine months ended September 30, 2024 and 2023 were $131,283 and $347,529, respectively.

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

During the nine months ended September 30, 2024, the Company issued 2,115,592 shares of common stock for conversion of 1,322 Series E Preferred share and zero of common stock for conversion of zero Series E Preferred share.

On September 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 15,000 shares (the “Commitment Shares”) of Common Stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2024 there were 44,591,381 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $156,746 of dividend has been accrued but not paid as of September 30, 2024.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding December 31, 2023	99,352	$3.00	3.49		$-
Expired
Exercised
Additions	2,000,000	1.60	0.50
Additions	1,203,333	1.60	0.75
Outstanding September 30, 2024	3,302,685	$1.64	0.67	$

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

Note 13 - WARRANTY LIABILITY

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty.

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

The Company recalculated the fair value of Shuya as of January 1, 2024 using the income approach at $543,788 and recorded a loss of $27,139 from deconsolidation of Shuya for the nine months ended September 30, 2024.

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

The following table shows the results of operations relating to discontinued operations Shuya for the nine months ended September 30, 2024 and 2023, respectively.

	NINE MONTHS ENDED September 30,
	2024	2023

Revenues	$-	$6,422,915
Cost of goods sold	-	5,988,229

Gross profit	-	434,686

Operating expenses
Selling	-	182,728
General and administrative	-	64,145

Total operating expenses	-	246,873

Income from operations	-	187,813
	-
Other income	-	2,329

Income before income tax	-	190,142

Income tax	-	8,973

Income before noncontrolling interest	-	181,169

Less: income attributable to noncontrolling interest	-	92,396

Net gain to the Company	$-	$88,773

NOTE 16 – SUBSEQUENT EVENTS

As of the day of November 19, 2024, the Company issued 300,000 shares for conversion of Series E Preferred share and dividend valued at $170,464.

On October 15, 2024, Clean Energy Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 (the “Note”) for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share (“Common Stock”), at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note.

On November 5, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter only pertains to the Company’s stock price, and there are no other deficiencies related to the Company’s ongoing listing on The Nasdaq Capital Market. The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “CETY” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until May 5, 2025, to regain compliance with Rule 5550(a)(2). If at any time before May 5, 2025 the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with Rule 5550(a)(2) by May 5, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period.

On November 8, 2024, Clean Energy Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 (the “Note”) for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share (“Common Stock”), as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note.

On November 18, 2024, Clean Energy Technology, Inc. and Mast Hill Fund, L.P., a Delaware limited partnership (“Mast”), entered into an amendment (the “Amendment”) to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000.00 (the “Note”). Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast.

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

Summary of Operating Results for the Nine Months Ended September 30, 2024 Compared to the Same Period in 2023

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a negative working capital of $778,464 as of September 30, 2024, The company also had an accumulated deficit of $26,643,673 as of September 30, 2024 and used $2,788,608 in net cash from operating activities for the nine months ended September 30, 2024. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the nine months ended September 30, 2024, our total revenue was $1,944,333 compared to $5,278,203 for the same period in 2023. Our revenue for the nine months ended September 30, 2024 was lower than the same period in 2023 due to deconsolidation of the China operations.

For the nine months ended September 30, 2024, our gross profit was $641,575 compared to $992,943 for the same period in 2023. The decrease in gross profit margin was due to lower revenue from China operations.

For the nine months ended September 30, 2024, our operating expense was $3,193,447 compared to $2,463,090 for the same period in 2023. The increase in expenses was due to higher salaries expenses, professional fees for legal & accounting, for stock compensation for loan inducements.

For the nine months ended September 30, 2024, we had a net loss of $3,550,669 compared to net loss of $2,460,489 for the same period in 2023 due to increase in salaries fir the CETY Renewable engineering Team, professional fees for legal, accounting, IR, and stock compensation.

For the quarter ended September 30, 2024, stockholder’s equity was $3,583,444, compared to $5,869,198 as of September 30, 2023. This decrease in stockholder’s equity can be attributed to loss of revenue from China operations and lower profits,

CETY has successfully repositioned itself and created 4 different business segments to create a larger, more stable, and more diversified revenue stream that could scale up. The 4 segments are Clean Energy HRS (Heat Recovery), Waste-to-Energy (Pyrolysis Plant), Engineering and manufacturing services, and CETY HK (NG trading and acquisitions). Revenue for the nine months ended September 30, 2024 was mainly contributed by NG trading and waste to energy project. CETY expects larger revenue contribution from Waste-to-Energy, Heat Recovery, and EPC next year which are higher gross margin segments. Our pilot Waste-to-Energy plant in Vermont which integrates all of CETY’s technologies and expertise into a single solution, is progressing steadily with delays related to permitting. There is a growing market for Heat Recovery in the U.S. and Europe, and CETY HK has begun cross-selling Heat Recovery products in China. CETY is also gearing up for the EPC segment to implement holistic self-generation solutions globally.

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the year ended in 2023 was a result of this strategy. CETY believes that it will continue to deliver growth on all segments due to our belief that there is an optimistic industry macro backdrop. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. This is evidenced by the Paris Agreement and COP26. The Inflation Reduction Act passed by Congress in August 2022 had specific provisions that can take advantage of CETY’s products and solutions. Another catalyst that will potentially help our Company, is a continuously improving global supply chain. The European energy crisis has given rise to the opportunity for CETY to sell more of its products and solutions as customers are in search of self-generation capabilities in renewable energy.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results of the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

Net Sales

For the nine months ended September 30, 2024, our total revenue was $1,944,333 compared to $5,278,203 for the same period in 2023. The decrease in revenue was primarily due to deconsolidation of our China subsidiary.

Segment breakdown

For the nine months ended September 30, 2024, our revenue from Engineering and Manufacturing was $0 compared to $59,877 for the same period in 2023. Our engineering team has been working on the Vermont project, additionally, some of our engineering revenue is rolled up into our waste heat to power.

For the nine months ended September 30, 2024, our revenue from HRS was $158,830 compared to $399,136 for the same period in 2023. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as we increasingly move towards Independent Power Producer models.

For the nine months ended September 30, 2024, our revenue from our waste to energy segment was $231,679 compared to $779,720 for the same period in 2023. We have a large $12M contract with Vermont Renewable Gas in this segment and are currently finalizing the certificate of public good permitting to start the construction. We anticipate exponentially higher revenue driven from this segment.

For the nine months ended September 30, 2024, our revenue from our natural gas (NG) business amounted to $1,185,178, down from $10,462,385 for the corresponding period in 2023. This decrease can be attributed to the deconsolidation of Shuya’s revenue, overall substantial lower revenue from China operations due to slow down in economy and our strategic decision to prioritize non-Chinese markets over expansion into the ASEAN region.

Gross Profit

For the nine months ended September 30, 2024, our gross profits totaled $641,575, marking higher margins compared to $992,943 recorded for the corresponding period in 2023. This lower gross profit can be attributed to higher revenue and margins from non-Chinese NG business.

Segment breakdown

For the nine months ended September 30, 2024, our gross profit from Engineering and Manufacturing amounted to $0, compared to $16,528 for the same period in 2023. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end integrated solutions.

For the nine months ended September 30, 2024, our gross profit from HRS was $96,961 compared to $148,706 for the corresponding period in 2023. This increase in margins primarily stemmed from increased service activities, which did not include equipment sales.

For the nine months ended September 30, 2024, our gross profit from waste to energy was $549,947, compared to $738,243 for the corresponding period in 2023. Our waste to energy segment will be driving higher margins than our other segments.

For the nine months ended September 30, 2024, our gross profit from our wholly owned subsidiary, JHJ, was $0, a decrease from $524,152 recorded for the corresponding period in 2023. It’s worth noting that our NG business typically operates on slim margins. Looking ahead, we intend to leverage our presence in China to foster synergistic partnerships and facilitate technology transfers, particularly in the growing EV charging sector. Additionally, we aim to explore cross-selling opportunities for our waste heat recovery and waste-to-energy products within the Chinese market.

Selling, General and Administrative (SG&A) Expenses

For the nine months ended September 30, 2024, our SG&A expenses totaled $3,193,447, an increase from $2,463,090 for the same period in 2023. This increase can be attributed to higher expenses from higher salaries from our Newley formed CETY Renewables, professional fees legal & accounting, and stock compensation for loan inducement.

Salaries Expense

For the nine months ended September 30, 2024, our Salaries expense totaled $1,481,316, marking an increase from $957,759 recorded during the same period in 2023. This increase in expenses can be attributed to the inclusion of key personnel such as our CFO, director of operations, director of technology, and the recruitment of four additional engineers for CETY Renewables, and increased in work force in our NG operations. Our strategy involves fortifying our team from the ground up to establish a robust foundation for scalable growth, reinforced by cutting-edge technology and streamlined systems. We hold strong conviction in the capabilities of our assembled team, envisioning their collective efforts leading us to a position of leadership within the clean energy sector.

Travel Expense

For the nine months ended September 30, 2024, our travel expense was $135,964 compared to $326,905 for the same period in 2023. The decrease was due to less business travels in our China subsidiaries.

Professional fees legal and accounting

For the nine months ended September 30, 2024, our Professional Fees expense totaled $484,990, marking an increase from $259,476 in the corresponding period of 2023. This rise in accounting fees can be attributed directly to engaging a new audit firm, which incurred higher costs.

Facility Lease and Maintenance Expense

For the nine months ended September 30, 2024, our facility lease and maintenance expenses totaled $230,798, marking a significant decrease from the $253,041 incurred during the same period in 2023. This decrease in cost can be attributed to relocating our Heat Recovery Solutions and headquarters to a lower cost facility.

Consulting

For the nine months ended September 30, 2024, our consulting expense was $195,640 compared to $  244,540 for the same period in 2023. The decrease was due to less market awareness and IR activities.

Depreciation and Amortization Expense

For the nine months ended September 30, 2024, our depreciation and amortization expense was $8,907 compared to $9,436 for the same period in 2023.

Change in Derivative Liability

For the nine months ended September 30, 2024, we had 0 derivative liability compared to a gain of $326,539 for the same period in 2023. The gain in derivative liability was from a favorable derivative calculation from several convertible notes in the three months ended March 31, 2023.

Interest and Finance Fees

For the nine months ended September 30, 2024, interest and finance fees amounted to $902,002, as opposed to $1,707,690 for the corresponding period in 2023. The decrease in interest and fees can be attributed to lower amount of borrowing. Despite the decrease in interest and fees for the nine months ended September 30, 2024, we believe that the cost of capital for CETY remains elevated. The delay in securing affordable financing for our Vermont project resulted in our reliance on high-cost financing options. We are working diligently to finalize our financing in the fourth quarter of 2024.

Net Loss

For the nine months ended September 30, 2024, our loss amounted to $3,550,669, representing an increase from the loss of $2,460,489 incurred during the corresponding period in 2023. This increase is attributed to lower revenues and higher SG&A expenses.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For nine months ended September 30,

(unaudited)

	2024	2023
Net cash (used in) operating activities	$(2,788,608)	$(3,842,232)
Net cash provided by investing activities	83,340	14,111
Net cash provided by financing activities	2,660,036	3,906,498
Foreign Currency Transaction	241	36,165
Net increase in cash and cash equivalents	$(45,477)	$114,542

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

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30,2024, and December 31, 2023, we had outstanding customer deposits of $41,462 and $210,310 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our annual report on Form 10-K as filed with the SEC on April 17, 2024, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes during the nine months ended September 30, 2024 in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 18, 2024, Clean Energy Technology, Inc. and Mast Hill Fund, L.P., a Delaware limited partnership (“Mast”), entered into an amendment (the “Amendment”) to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000.00 (the “Note”). Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on the 19th day November, 2024

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	November 19, 2024

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	November 19, 2024

/s/ Ted Hsu
By:	Ted Hsu
Director

Date:	November 19, 2024

/s/ Lauren Morrison
By:	Lauren Morrison
Director

Date:	November 19, 2024

/s/ Xiaotian Xiao
By:	Xiaotian Xiao
Director

Date:	November 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

	/s/ Kambiz Mahdi	Chief Executive Officer and Director
By:	Kambiz Mahdi	(Principal executive officer)

Date:	November 19, 2024

