Form 10-K
period 2024-12-31
Clean Energy Technologies, Inc.
filed 2025-04-14
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

(949) 273-4990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CETY	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, was $24,361,641, based upon 18,214,740 shares held by non-affiliates and the closing price of $1.32 per share on the last trading day (June 28, 2024) prior to such date. Accordingly, effective as of June 28, 2024, the registrant’s aggregate market value was less than $75 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

The number of shares of common stock outstanding on April 13, 2025, was 47,523,434 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Disclosures Relating to Our Chinese Operations

Clean Energy Technologies Inc. is a company incorporated in the State of Nevada with operations in North America, Europe, and Asia, including in the People’s Republic of China (the “PRC” or “China”). Our PRC Subsidiaries and Shuya, an entity in which we own a 49% equity interest, operate our natural gas trading operations in China to source and supply natural gas to industries and municipalities located in China. Throughout this Annual Report, unless the context requires otherwise, (i) the “Company,” “we,” “us” and “our” refer to Clean Energy Technologies, Inc. on a consolidated basis with its wholly-owned subsidiaries; (ii) “the PRC Subsidiaries” refers specifically to those wholly-owned subsidiaries of ours located in the People’s Republic of China (including Hong Kong), which include Clean Energy Technologies (H.K.) Limited, Meishan Clean Energy Technologies, Inc., Hainan Clean Energy Technologies, Inc., Element Capital International Limited (H.K.), Sichuan Hunya Jieneng New Energy Co. LTD, and Jiangsu Huanya Jieneng New Energy Co., Ltd.; and (iii) “Shuya” refers to Sichuan Hongzuo Shuya Energy Limited.

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

The PRC government has initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that we, our PRC Subsidiaries or Shuya are directly subject to these regulatory actions or statements; however, because these statements and regulatory actions are relatively new, it is highly uncertain how soon legislative or administrative rule making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on the daily business operations or ability to accept foreign investments of our PRC Subsidiaries and Shuya. On December 24, 2021, nine government agencies jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws. Neither our PRC Subsidiaries nor Shuya hold a dominant market position in their product markets, and they have not entered into any monopolistic agreement. Neither have they received any inquiry from the relevant governmental authorities. The Cyberspace Administration of China (“CAC”), together with 12 other Chinese regulatory authorities, released the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, in December 2021, which took effect on February 15, 2022. Pursuant to the Revised Cybersecurity Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the relevant Cyberspace Administration of the PRC. We do not believe that our PRC Subsidiaries or Shuya are “online platform operators” within the meaning of the Revised Cybersecurity Measures, and neither our PRC Subsidiaries nor Shuya currently possess over one million Chinese users’ personal information and do not anticipate that they will be collecting over one million Chinese users’ personal information in the foreseeable future. In addition, neither our PRC Subsidiaries nor Shuya will be subject to Security Administration Draft if the Security Administration Draft is enacted as proposed, since they currently do not collect data that affects or may affect national security and we do not anticipate that our PRC Subsidiaries or Shuya will be collecting data that affects or may affect national security in the foreseeable future.

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

In addition, we face risks associated with the Holding Foreign Companies Accountable Act, or HFCAA. Trading in our securities on U.S. markets, including The Nasdaq Stock Market LLC (the “Nasdaq”), may be prohibited under the HFCAA if the Public Company Accounting Oversight Board, or PCAOB, determines that it is unable to inspect or investigate completely our auditor for two consecutive years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by the authorities in those jurisdictions. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol Agreement with the CSRC and the Ministry of Finance (the “MOF”) of the PRC governing inspections and investigations of audit firms based in China or Hong Kong. On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. Our current auditor, TAAD LLP, is headquartered in the United States, and, as a PCAOB-registered public accounting firm, it is required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD LLP has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination of having been unable to inspect or investigate completely. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate, which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA and our securities may be delisted by an exchange. See “Risk Factors — Risks Related to Doing Business in China – Recent joint statement by the SEC and the PCAOB, rule changes by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with operations in emerging markets upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our continued listing or future offerings of our securities in the U.S.”

Cash may be transferred within our organization in the following manners: (i) Clean Energy Technologies Inc. may transfer funds to the PRC Subsidiaries and Shuya by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise, as investments or lendings, (ii) the PRC Subsidiaries may make dividends or other distributions to Clean Energy Technologies Inc. through intermediate holding companies or otherwise, and (iii) Shuya may make dividends or other distributions to Clean Energy Technologies Inc., which indirectly owns a 49% equity interest in Shuya, through intermediate holding companies or otherwise. Our abilities to use cash held in PRC or in a PRC entity to fund operations or for other purposes outside of the PRC are subject to restrictions and limitations imposed by the PRC government. Current PRC regulations only permit a wholly foreign-owned enterprise, or WFOE, to pay dividends to its offshore parent company out of their retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the majority of the revenues of our PRC Subsidiaries and Shuya are collected in RMB. Thus, foreign exchange shortages and foreign exchange control may also limit their ability to pay dividends or make other payments or otherwise meet our obligations denominated in foreign currencies. Furthermore, we may lose our ability to fund operations or for other uses outside of Hong Kong using cash in Hong Kong or a Hong Kong entity if, in the future, the scope of the current restrictions and limitations applicable to PRC entities were to expand to include Hong Kong or entities based in Hong Kong. Therefore, our ability to transfer cash between PRC entities and entities outside of PRC may be restricted. See “Risk Factors – Risks Related to Doing Business in China – Our PRC Subsidiary are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements in the future” and “– PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries” for details. As of the date of this Annual Report, (i) we have transferred $2,671,700 in total to our PRC Subsidiaries, and (ii) Jiangsu Huanya Jieneng (“JHJ”), our wholly-owned subsidiary in the PRC, has transferred $730,932 in total to Shuya as a capital contribution for the formation of Shuya. No other cash flows or transfers of other assets have occurred between us, our PRC Subsidiaries, and Shuya. As of the date of this Annual Report, neither any of our PRC Subsidiaries nor Shuya has declared any dividends or made any other distributions to the Company, and no such dividends or distributions are anticipated in the near future.

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

Who We Are

We develop renewable energy products and solutions and establish partnerships in renewable energy that make environmental and economic sense. Our mission is to be a segment leader in the Zero Emission Revolution by offering turnkey energy solutions leveraging advanced technologies by delivering eco-friendly green energy solutions, clean energy fuels and alternative electric power for small and mid-sized projects in North America, Europe, and Asia. We target sustainable energy solutions that are profitable for us, profitable for our customers and represent the future of global energy production.

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

Engineering, Consulting and Project Management Solutions – We provide power generation, waste to energy, and heat recovery Engineering, Procurement and Construction (EPC) services to to municipal and industrial customers and to design and incorporate clean energy solutions in their projects.

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro economic factors have improved before commencement of the Shenzhen Gas joint venture.

Our Business Strategy

Our strategy is focused on further developing our existing Waste Heat Recovery business while expanding into the rapidly growing markets for Waste to Energy Solutions and power generation and integrated clean energy engineering, and project management services.

Our strategy focuses on three main elements:

●	Expanding our Waste Heat Recovery product line to include waste heat recovery ORC systems producing over 1 MW of power so we can qualify for midsized and large heat recovery projects in the United States, Europe, and Asia.

●	Establishing a Waste to Energy business by selling our ablative thermal processing products based on proprietary HTAP technology and building small and mid-sized waste to energy power plants producing electricity and RNG for the grid and methane, hydrogen and biochar.

●	Leveraging our engineering, procurement and manufacturing experience to assist our customers with turnkey energy solutions leveraging advanced technologies.

We intend to implement this strategy through:

○	We have added a new ORC system manufactured by Exergy for Heat Recovery applications that will enable us to implement projects in the markets producing between 1 MW and 10 MW of electricity.

○	To support the growing energy demands of data centers, we have added power generation capabilities to provide immediate and reliable power.

○	Taking advantage of Inflation Reduction act of 2022 federal investment tax credits and state incentives that now include waste heat recover as a recognized clean energy source making our Clean Cycle Generator and ORC systems more profitable to install. On August 2022, Congress passed the Inflation Reduction act offering 30% Investment Tax Credit and technology neutral tax credits offering clean electricity production credit and investment credit. CETY’s products directly benefit from these tax credits.

○	Benefiting from lack of energy capacity from the grid and higher energy costs which provide higher returns on our Power Generation, Waste Heat Recovery, and Waste to Energy products and projects.

○	Improving our balance sheet and capital position to permit us to invest in more products and projects.

○	We are establishing a reliable network of global and domestic supply chain partners to drive scalability and cost efficiency in our solutions.

○	Leveraging our existing marketing channels to sell HTAP Waste to Energy products to industrial companies and government agencies.

○	We are collaborating with clean energy project development and finance companies to offer solutions that generate RNG, hydrogen, methane, and biochar from biomass, municipal waste, timber waste, and other organic materials.

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

Pyrolysis systems decompose waste without the use of oxygen under varying pressurized conditions and at temperatures ranging from 300 degrees Celsius and 1,300 degrees Celsius. The major advantage of pyrolysis is that it is a cost-effective technology and helps curb environmental pollution. Pyrolysis systems are gradually replacing traditional incineration and gaining momentum in the waste to energy processing market addresses many of the pre-treatment issues and, when using high temperature and high-pressure, substantially reduce or eliminates pollutant. (Source: “Life Cycle Assessment of Waste-to-Bioenergy Processes: a Review” Pooja Ghosh,... Arunaditya Sahay, in Bioreactors, 2020)

Pyrolysis systems can produce hydrogen, renewable natural gas, bio-diesel oil, charcoal, and biochar which are used to power hydrogen, diesel, and natural gas engines or electrical turbines which can be sold and often are eligible for substantial tax and pricing benefits. When compared with the conventional incineration plant that runs in the capacity of kilotons per day, the scale of the pyrolysis plant is more flexible, and the output of pyrolysis can be integrated with other downstream technologies for product upgrading. (Source: Influential Aspects in Waste Management Practices Karthik Rajendran PhD,. Jerry D. Murphy PhD, in Sustainable Resource Recovery and Zero Waste Approaches, 2019) In addition, BioChar stores and reduces atmospheric CO2 and can be used as a soil conditioner, an organic component of animal feeds, construction materials, wastewater treatment and in textiles. (Source: https://www.bioenergyconsult.com/applications-of-biochar/)

The ablative pyrolysis system is a waste to energy process that largely eliminates pre-treatment and the harmful pollutants and storage waste produced when using standard incineration and other pyrolysis technologies. It uses high pressure to generate fast pyrolysis and is designed so that the heat transferred from a hot reactor wall softens the feedstock under pressure and permits larger feedstock particles to be processed without pre-treatment. These systems create high relative motion between the reactor wall and the feedstock. The process avoids the need of inert gas and hence the processing equipment is small and the reaction system is more intense. (Source: http://biofuelsacademy.org/index.html%3Fp=608.html)

CETY has licensed proprietary patented ablative pyrolysis system for commercial use that has been installed in 7 sites for use in waste to energy creating applications processing including peat, coal, flax waste, sawdust and wood scrap, straw, buckwheat husks, and cardboard, tapes, films and paper machine sludge. The technology has been implemented over 1,500 onsite power generation projects in Russia working with major energy production companies such as Gazprom, Rosneft, Lukoil and Rostelecom as well as completing several projects for customers in the European Union, Middle East and United States. Due to the conflict in the Ukraine, ENEX is redomiciling and relocating key personnel to Turkey where it will complete an existing project and is expected to wind down its operations. CETY will develop additional ablative technology and expects to manufacture units in the United States. Sales and European distribution will be run out of a CETY office that has been established in Turkey.

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

Our Clean Energy Initiatives in China

Natural gas is China’s fastest-growing primary fuel with demand quadrupling in the past decade. Developing the natural gas sector is a critical aspect China’s effort to reduce reliance on coal. According to the International Energy Agency, China is the world’s sixth-largest natural gas producer, the third-largest consumer, and the second-largest importer. In 2050, the U.S. Energy Information Administration (EIA) expects China to consume nearly three times as much natural gas as it did in 2018, which was 280.30 b/cm. China’s natural gas consumption accounted for 8.3% of its total energy mix in 2019. China anticipates boosting the share of natural gas as part of total energy consumption to 14% by 2030. Before COVID 19, China was expected to account for a third of global demand growth through 2022, thanks in part to the country’s “Blue Skies” policy and the strong drive to improve air quality. China’s relatively strong economic recovery from the COVID 19 crisis will probably increase that share. Natural gas is imported either through pipelines or as liquefied natural gas (LNG) on ships. https://www.axios.com/2018/06/26/china-largest-natural-gas-importer?utm_source=chatgpt.com

Liquid Natural Gas in the Chinese energy market produces half as much carbon dioxide, less than a third as much nitrogen oxides, and 1 percent as much sulfur oxides at the power plant compared to the average air emissions from coal-fired generation. In addition to reduced air emissions, natural gas has other environmental benefits that make it a smart fuel choice. Natural gas-fired power plants use about 60 percent less water than coal plants and 75 percent less water than nuclear power plants for the same electricity output. (Source: Conoco Phillips)

In 2021, we acquired through our subsidiary, CETY Hong Kong, a liquefied natural gas trading operation called Jiangsu Huanya Jieneng (“JHJ”) which sources LNG from large LNG producers and distributors and sells it to non-state-owned industries and downstream customers in mainland China.

CETY also plans to sell its waste heat recovery and waste to energy products in China as well as provide consulting services relating to the same to projects in China.

The JHJ team has more than 10 years of experience in the natural gas and clean energy industry and has maintained relationships and partners with many natural gas enterprises in China.

CETY HK

NG Trading Operations

JHJ’s principal service is to source and supply NG to industries and municipalities located in the southern part of Sichuan Province and portions of Yunnan Province. The NG is principally used for heavy truck refueling stations and urban or industrial users in areas that do not have a connection to local NG pipeline systems. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts.

Either our sources or customers arrange for delivery of the NG. Our profitability depends on our ability to purchase NG at volume discounts at the beginning of a season and sell it at a delivered price that is higher than the price we pay.

JHJ traders are experienced NG traders, familiar with the spot and future markets and have relationships with the major users of NG in the areas that we serve. Our customers may be local or may be as far as 700km from each depot.

We compete with other NG trading based on availability and price. We target our discount with our sources to partially hedge against falling spot prices and give us a gross profit targeted at substantially higher rate than our competitors which are approximately 20-30 percent margins compared against what we believe are 1-5 percent margins by our competitors. So long as there are no major fluctuations in the spot market, we can offer more competitive prices due to the discounts we receive from the large volumes purchased and the prepayments for the NG. JHJ has currently established a supply of approximately 8,000 tons of NG for distribution.

We are able to purchase NG at a significant discount from our suppliers because our prepayments offer suppliers more certainty with respect to the sales of their inventory, address their cash flow issues, and allow them to better plan for production. We believe our downstream customers get better prices from us because of our bulk buying power, ease of inventory management and cash flow.

Both our suppliers and customers can reduce costs by using JHJ as a centralized procurement center and establishing professional logistics distribution based on stable supply and downstream demand.

Our convertible note investment in Heze Hongyuan Natural Gas co. is subject to dilution by additional equity investment into HHNG by third parties. We do not expect the project to require additional investment from us, JHJ or HHNG. The project has constructed a portion of the pipelines in the Heze area that links the local industrial users to the national gas pipeline. Certain parts of the pipeline construction has been delayed due to the permitting process. The project is expected to generate cash flow by the end of 2025. We do not expect to make further direct minority investments in other pipeline operators.

Engineering, Consulting and Project Management Services

Engineering. Our global engineering team supports the design, build, installation, and maintenance of our solutions and supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle. These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services will provide our customers with a complete end to end solution.

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

Increasing government regulations regarding the waste to energy in various countries is one of the major factors driving the growth of global waste to energy market. For instance, according to Federal Power Act 2019, this act gives federal authority over electric utilities in U.S. Also the acts like Public Utility Regulatory Policy Act (PURPA) and Energy Policy Act are applied by the government to increase the waste to energy and decrease the CO2 emission by fossil fuels. In addition, escalating investments in R&D by different countries is also fostering the growth of global waste to energy market. (Source : https://www.epa.gov/laws-regulations/summary-energy-policy-act)

Alternative thermal technologies like pyrolysis, gasification and plasma arc gasification are expected to lower carbon emissions and witness the growth in demand. Moreover, a shift in trend towards replacing conventional energy generating from fossil fuels with renewable energy to ensure energy security and reduce carbon emissions are potential factors to drive industry growth. The global waste to energy market size was valued at $35.1 billion in 2019, and is projected to reach $50.1 billion by 2027, growing at a CAGR of 4.6% from 2020 to 2027. https://www.alliedmarketresearch.com/waste-to-energy-market

Waste Heat Recovery

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

Waste heat recovery systems in the United States now qualify for beneficial investment tax credits of up to 26% on the investment driving additional companies to install ORC industrial waste heat to power units. Owners of waste energy recovery property can claim a 26% ITC if construction of such property begins during 2021 or 2022, and a 22% ITC if construction begins during 2023, provided in each case that the property is placed in service by the end of 2025. (Source: https://enervex.com/insights/new-26-federal-investment-tax-credit-promotes-waste-heat-recovery-technology?utm_source=chatgpt.com)

A Renewable Portfolio Standard (RPS) is a state incentive program that requires a certain percentage of electricity sold by utilities in the state to come from renewable resources. It diversifies the energy portfolio of the state while encouraging economic development. By establishing an RPS a state creates a market for Renewable Energy Credits (RECs). Each utility must obtain and retire a certain number of RECs annually. Several states including Colorado, Wisconsin, Illinois and California among others have now list waste heat to power as an eligible resource in their RPS program.

LNG Trading and Joint Venture

Since 2012, the National Development and Reform Commission has stressed that “natural gas vehicles, including urban buses, taxis, logistics distribution vehicles, trucks and other natural gas-fueled transportation vehicles” are the most important users of natural gas and require a consistent supply chain. As a result, regions and provinces in the PRC have accelerated the construction of a network of LNG refueling stations and encouraged the expansion of fleets of delivery vehicles. Due to China’s “carbon peak, carbon neutral” goal commitment, China’s environmental protection policies are gradually being tightened resulting in increased utilization rates of natural gas as a clean energy alternative is getting higher and higher. (Source China 13th Renewable Energy Development Five Year Plan https://www.iea.org/policies/6277-china-13th-renewable-energy-development-five-year-plan-2016-2020)

By 2027, analysts forecast spot trade in NG will be $20 billion, more than double its 2020 value. Last year, China’s imports soared by 18% to a record 79 million tons, overtaking Japan as the world’s largest NG buyer. China’s economic recovery from the COVID-19 pandemic was one factor, but the other was a pipeline reform that allowed more firms to become importers. (Source: Reuters U.S. supplies give China muscle to become major force in global NG trade https://www.reuters.com/business/energy/us-supplies-give-china-muscle-become-major-force-global-lng-trade-2022-02-11/)

Aligning with many policy goals, natural gas will remain a growth engine for energy supply in the 14th FYP period. The policy direction on air pollution reduction, carbon emission control, and gas supply and midstream infrastructure development indicates continued support for higher penetration of gas in the growing energy mix. On the other hand, the focus on supply security and cost reduction from market reforms indicate an expectation of decelerating gas demand growth in the 14th FYP period compared with that in the previous five years. In the current IHS Markit outlook, China’s gas demand will grow 6% compound annual average during 2021-25—compared with the 11% growth in the previous five year—to reach 429 Bcm in 2025. (Source S& P Global. China’s Five Yar Plan’s Review and Expectation: Natural Gas Tick the Box for Many Policy Goals. https://global.chinadaily.com.cn/a/202203/23/WS623a8e24a310fd2b29e52c21.html)

We believe that Southwest China is rich in natural gas resources providing us with a stable source of supply and is an important major natural gas producing area in the country. We estimate that there are 16 LNG production plants with a capacity of more than 300,000 cubic meters per day in Southwest China, with a total design capacity of 11.7 million cubic meters per day. We believe the supply is mainly to satisfy LNG refueling stations and LNG vehicles which are among our primary downstream customers.

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

In order to help achieve the goal of “carbon peaking and carbon neutrality”, accelerate the clean and low-carbon transformation of transportation energy, the Sichuan Provincial Development and Reform Commission and Sichuan Provincial Energy Administration issued the “Sichuan Province Natural Gas Vehicle Refueling Station Layout Plan (2021-2025)”, which proposed that by 2025, Sichuan will build 500 new refueling stations (including 141 stations in the expressway service area), including 15 CNG refueling stations, 401 LNG refueling stations, 8 L-CNG refueling stations, and 76 CNG/LNG joint refueling stations.

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

The Waste to Energy Market is dominated by Hitachi Zosen Inova AG, Suez, Veolia, Ramboll Group A/S, Covanta Holding Corporation, China Everbright International Ltd., Abu Dhabi National Energy Company PJSC, Babcock & Wilcox Enterprises lnc., Whaleboater Technologies lnc., Xcel Energy lnc. (Source: https://www.polarismarketresearch.com/industry-analysis/waste-to-energy-market)

We also compete with numerous companies that are smaller than the major companies who are focused on the smaller to medium sized installations in Waste Heat Recovery and Waste to Energy. We believe our waste to energy products are more efficient for use in small and medium sized operations than our competitors and provide us with a competitive advantage on that basis.

In China, our NG trading operations compete with large state-owned LNG producers and importers such as Sinopec and many smaller local energy trading companies in the PRC. We compete based on price and consistency of services.

Company Information

We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We manufactured electronics and provided services to original equipment manufacturers (OEMs) of industrial, automotive, semiconductor, medical, communication, military, and high technology products. On September 11, 2015, Clean Energy HRS, or “CE HRS”, our wholly owned subsidiary, acquired the assets of Heat Recovery Solutions from General Electric International. In November 2015, we changed our name to Clean Energy Technologies, Inc.

Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, California, 92614. Our telephone number is (949) 273-4990. Our common stock is listed on the Nasdaq Capital Market under the symbol “CETY.”

Our internet website address is www.cetyinc.com, and our subsidiary’s website is www.heatrecoverysolutions.com. The information contained on our websites are not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Europe, the legacy electronic manufacturing services (Electronic Assembly) division, and CETY Hong Kong.

Patents

We hold 16 patents in 6 countries and 28 pending applications in 8 countries, which were acquired from General Electric International relating to our magnetic turbine technology.

Intellectual Property

As part of our asset acquisition from General Electric International, we acquired an exclusive, irrevocable, sublicensable, limited transferable, royalty free, fully paid, worldwide perpetual license to develop, improve and commercialize Calnetix’s magnetic turbine in any Organic Rankine Cycle based application where heat is sourced from a reciprocating combustion engine of any type, except marine vessels, any gas or steam turbine systems for electrical power generation applications or any type of biomass boiler system.

We have an intellectual property rights purchase and transfer agreement with ENEX for its pyrolysis system.

Facilities

We are headquartered in Irvine, California, and we have a 3,000 sq-ft office in Irvine. Our Heat Recovery Solutions business unit operates from a 6,000 sq-ft state-of-the-art facility in Irvine, California. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved. We also have a 1,000 sq-ft sales and service center located in Treviso, Italy. We also have a 2000 sq-ft R&D center in Antalya, Turkey. Our Asian headquarters is located in Hong Kong and our 3000 sq-ft Engineering consultancy and Natural Gas Trading company is located in Chengdu, China.

Employees

We presently have approximately 33 total employees, including operational, engineering, accounting and marketing personnel. We utilize an extensive number of consultants as well and have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We have 20 employees in JHJ & SHJ in China.

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

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2024 and 2023.

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

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere in this Annual Report and in our other filings with the SEC, including our registration statements and reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

RISKS RELATD TO OUR BUSINESS

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING AND/OR REDUCE OUR OPERATING COSTS SUFFICIENTLY, WE MAY HAVE TO CURTAIL OPERATIONS AND MAY ULTIMATELY CEASE TO EXIST.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $2,938,502 and a deficit working capital of $3,240,008 and an accumulated deficit of $27,443,231 as of December 31, 2024, and used $3,560,950 in net cash from operating activities for the year ended December 31, 2024.

For the fiscal year ending December 31, 2024, our company reported a net loss of $4,416,319 compared to a net loss of $5,782,666 for the year 2023. The reduction in net loss for 2024 is primarily attributed to several key factors, including our strategic expansion into higher-margin waste-to-energy business unit, also a reduction in interest and financing fees compared to the previous year. Despite the persistently high interest rates, we are actively exploring more cost-effective financing options moving forward.

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities. Although our audited financial statements for the years ended December 31, 2024 and 2023, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2024 and 2023, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

WE HAVE AN ACCUMULATED DEFICIT AND MAY INCUR ADDITIONAL LOSSES; THEREFORE, WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL FINANCING NEEDED FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND TO MEET OUR DEBT SERVICE OBLIGATIONS.

As of December 31, 2024, we had current liabilities of $6,438,099 and total current assets of $3,198,091.

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

WE MAY ONCE AGAIN IN THE FUTURE RELY ON CONTRACTUAL ARRANGEMENTS TO OBTAIN CONTROL OF A VIE, WHICH MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP.

On January 1, 2023, we entered into the CAA with SSET and Xiangyueheng, two other shareholders of Shuya, wherein the three parties agreed to vote in unison at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. We relied on such contractual arrangement to gain effective control of Shuya and consolidated Shuya into our consolidated financial statements effective on or after January 1, 2023. After the termination of such contractual arrangements on January 1, 2024, we no longer consolidate Shuya into our consolidated financial statements. See “Prospectus Summary – Corporate Information” for details. However, in the event that we once again employ a similar VIE structure in the future, you should be aware that a controlling financial interest through contractual arrangements is not considered as equal to equity interest and this structure involves unique risks to investors. If we had more than 50% equity ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the contractual arrangement, we relied on the performance by the other external parties of their obligations under the contract to exercise control over the VIE. The other parties may not perform their obligations under the contract. All of such contractual arrangements are governed by and interpreted in accordance with PRC laws, and disputes arising from these contractual arrangements will be resolved through arbitration or litigation in the PRC. However, the legal system in the PRC is not as developed as in other jurisdictions, such as the United States. There remain significant uncertainties regarding the outcome of arbitration or litigation. These uncertainties could limit our ability to enforce the contractual arrangement. In the event we are unable to enforce the terms of contractual arrangement or we experience significant delays or other obstacles in the process of enforcing such agreement, we may not be able to exert control over the VIE and may lose control over the assets owned by the VIE. Our financial performance may be materially and adversely affected as a result and we may not be eligible to consolidate the financial results of the VIE into our consolidated financial results.

WE ARE NOT CURRENTLY IN COMPLIANCE WITH NASDAQ’S MINIMUM BID PRICE LISTING REQUIREMENT OR NASDAQ’S ANNUAL SHAREHOLDER MEETING LISTING REQUIREMENT; IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH THOSE REQUIREMENTS WITHIN THE TIME PERIODS PERMITTED BY NASDAQ, OUR COMMON STOCK MAY BE DELISTED, WHICH WOULD LIKELY IMPAIR OUR ABILITY TO RAISE CAPITAL AND COULD CONSTITUTE AN EVENT OF DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES.

On November 5, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company no longer met this requirement. The Nasdaq rules provided the Company a compliance period of 180 calendar days from the date of the notice (or until May 5, 2025) in which to regain compliance with the Minimum Bid Price Requirement.

On January 8, 2025, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s annual shareholder meeting requirement as set forth in Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholder Meeting Requirement”). The Nasdaq listing rules require the Company to have an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, and the Company has not had an annual meeting within twelve months of the Company’s 2023 fiscal year end as required. The Nasdaq rules provided the Company 45 calendar days to submit a plan to regain compliance with the Annual Shareholder Meeting Requirement. The Company submitted such plan as required, and on February 27, 2025, Nasdaq provided the Company an extension of until June 3, 2025, to regain compliance with the Annual Shareholder Meeting Requirement.

There is no guarantee that the Company will be able to regain compliance with either the Minimum Bid Price Requirement or the Annual Shareholder Meeting Requirement. If the Company’s common stock ultimately were to be delisted for any reason, including because the Company cannot regain compliance with the Minimum Bid Price Requirement or the Annual Shareholder Meeting Requirement, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees. Additionally, delisting of the Company’s common stock from the Nasdaq Capital Market could constitute an event of default under its outstanding convertible promissory notes, resulting in those notes becoming immediately due and payable, and resulting in default penalties being applied to those notes.

OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY PUBLIC HEALTH EPIDEMICS.

Our business, results of operations and financial condition may be adversely affected if a public health epidemic such as COVID-19 interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We maintain offices in various countries throughout the world with employees and workers upon whom we rely to, among other things, identify sources of supply, conduct factory inspections, place orders for merchandise, perform factory monitoring with respect to production, quality control and other requirements, and arrange shipping. A public health epidemic, like the coronavirus, poses the risk that we or our employees, workers, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic affects other geographic areas where our employees, workers, contractors, suppliers, customers and other business partners are located.

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

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% our outstanding common stock on a fully diluted basis as of the date of the filing of this annual report. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See “Security Ownership of Certain Beneficial Owners and Managements”).

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders. We also have outstanding other convertible securities, including shares of preferred stock, warrants and other equity instruments convertible into shares of common stock. As of December 31, 2024, these convertible securities include the following:

Convertible Notes - and Approximate common share equivalents	3,094,577
Series E preferred shares	756,000
Warrants and Common Stock equivalent’s	3,802,685
Total Convertible Common Stock equivalents	7,653,262

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

Our common stock is listed on the Nasdaq Capital Market, which requires us to maintain a minimum bid price of $1.00 per share. If our stock trades below this threshold for 30 consecutive trading days, we may receive a non-compliance notice from Nasdaq. Failure to regain compliance within the specified grace period could result in delisting, which may negatively impact our liquidity and ability to raise capital.

Additionally, Nasdaq listing requirements mandate that we hold an annual shareholder meeting to maintain compliance with corporate governance rules. Failure to do so may also result in delisting proceedings. We are actively working to address these issues and remain in good standing with Nasdaq.

CETY faces the risk of Nasdaq delisting due to a price deficiency, meaning its stock price has fallen below the minimum bid requirement. To maintain compliance, the company must regain the required price threshold within the allotted grace period. Additionally, successfully holding an annual shareholder meeting is crucial to meeting Nasdaq’s corporate governance requirements and maintaining its listing status.

CETY faces the risk of Nasdaq delisting due to the Company’s failure to hold an annual meeting within 12 months of the end of the Company’s fiscal year ended December 31, 2023. As a result, as of January 8, 2025, the Company has 45 calendar days, or until February 24, 2025, to submit a plan to Nasdaq to regain compliance.

The Company intends to hold its annual meeting as soon as practicable. In that regard, the Company plans to complete and file its Form 10-K for the fiscal year ended December 31, 2024, on or about by the end of March 2025. Subsequently, the Company plans to file a preliminary proxy on about April 17, 2025 and hold its annual meeting before June 3, 2025. As such, Staff has determined to grant the Company an extension until June 3, 2025, to regain compliance with the Rule.

RISKS RELATED TO DOING BUSINESS IN CHINA

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

THERE ARE UNCERTAINTIES REGARDING THE INTERPRETATION AND ENFORCEMENT OF PRC LAWS, RULES AND REGULATIONS.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to various degrees of interpretation and discretion by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and are not always uniform and predictable. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the occurrence of the violation.

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

A portion of our business is conducted in the PRC, and is governed by PRC laws, rules and regulations. The PRC government exerts substantial influence over the manner in which we conduct our business, and it may intervene in or influence our operations at any time. The PRC government has recently published new policies that substantially affected certain industries. We cannot rule out the possibility that it will in the future release regulations or policies that directly or indirectly affect our industry or require us to seek additional permission to continue our operations, which could result in a material adverse change in our operation in China and/or the value of our securities. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.

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

Our auditor, TAAD LLP, is headquartered in the United States, and, as a PCAOB-registered public accounting firm, it is required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD LLP has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to the PCAOB’s determination of having been unable to inspect or investigate completely. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, our common stock may be delisted from or prohibited from trading on a national securities exchange, including the Nasdaq, the exchange on which our common stock is currently listed.

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

Our business in China does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC. As of the date of this Annual Report, we have not received any notice from any authorities identifying the operating entities as CIIOs or requiring us to go through cybersecurity review or network data security review by the CAC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CAC could significantly limit our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

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

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

We have relocated our corporate offices to 1340 Reynolds Avenue, Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023 and expiring on January 31, 2027. This location is used as CETY’s headquarters and coordination center for all domestic and global business units. On October 16 of 2023 we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending June 30, 2025. This location is used for Heat Recovery Solutions design, manufacturing, testing, and support. We also signed a temporary storage lease and Due to the short termination clause, we are treating this as a month-to-month lease. The lease payments for the years ending December 31, 2024 and 2023, are:

Year	Lease Payment
2024	$173,931
2023	$275,281

Our lease expense for the years ended December 31, 2024, and 2023 was $250,267 and $310,004 respectively, which also included common area maintenance.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the year ended December 31, 2024, as reported by the Nasdaq Markets, are as follows:

2024 FISCAL YEAR	High	Low
First Quarter	$1.53	$0.50
Second Quarter	$1.74	$1.13
Third Quarter	$1.29	$0.88
Fourth Quarter	$1.05	$0.53

2023 FISCAL YEAR	High	Low
First Quarter	$3.66	$3.27
Second Quarter	$1.93	$1.72
Third Quarter	$1.93	$1.82
Fourth Quarter	$1.59	$1.44

Record Holders

As of April 09, 2025, there were 47,523,434 shares of the registrant’s $0.001 par value common stock issued and outstanding, which shares were owned by approximately 5000 holders of record, based on information provided by our transfer agent and NOBO.

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

On January 3, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 10,000 shares of Common Stock to the Buyer.

On February 2, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 20,000 shares of Common Stock to the Buyer.

On February 24, 2024, the Company entered into a consulting agreement as a condition to the agreement, the Company issued 15,000 shares of Common Stock to the consultant.

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

On June 21, 2024, the Company issued 40,000 shares to a consultant at fair value of $52,800.

In the second quarter of 2024, the Company issued 782,100 shares for conversion of Series E Preferred share valued at $756,435.

On September 3, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 15,000 shares of Common Stock to the Buyer.

In the fourth quarter of 2024, the Company issued 400,000 shares for conversion of Series E Preferred share valued at $219,176.

On October 20, 2024, the Company entered into a subscription agreement pursuant to which the Company agreed to sell up to 160,156 units to the Subscribers for an aggregate purchase price of $102,500.

On November 8, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 50,000 shares of Common Stock to the Buyer.

On November 8, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 50,000 shares of Common Stock to the Buyer.

On November 29, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 40,000 shares of Common Stock.

On December 23, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 50,000 shares of Common Stock to the Buyer.

As of the filing date in 2025, the Company has issued 2,065,797 shares for the conversion of Series E Preferred shares, with a total value of $756,139 year-to-date.

On January 27, 2025, the Company issued 56,100 shares as the final payment of a note to Firstfire Global Opportunities Fund LLC.

On February 11, 2025, the Company entered into a consulting agreement as a condition to the agreement, the Company issued 25,000 shares of Common Stock to the consultant.

On April 04, 2025, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 45,000 shares of Common Stock.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.

A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to pandemics, the ongoing war in Ukraine and the conflict in Israel and their impact on the global economy, trade tariffs and threats of trade tariffs and their impact on localized economies, our history of losses, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations.

For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report on Form 10-K.

Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

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

The Company has four reportable segments: Clean Energy HRS (HRS), CETY Renewables waste to energy solutions, engineering, procurement, construction and program management services, and CETY HK natural gas trading business.

We offer turnkey energy solutions leveraging our technologies and solutions to provide green energy solutions, clean energy fuels and alternative electricity. We were incorporated in California in July 1995 under the name Probe Manufacturing Industries, Inc. We redomiciled to Nevada in April 2005 under the name Probe Manufacturing, Inc. We provided engineering and manufacturing electronics services to original equipment manufacturers (OEMs) of clean energy, industrial, automotive, semiconductor, medical, communication, military, and high technology products.

With the vision to combat climate change and creating a better, cleaner and environmentally sustainable future, we formed Clean Energy HRS, LLC a wholly owned subsidiary of Clean Energy Technologies, Inc. and acquired the assets of Heat Recovery Solutions from General Electric International on September 11, 2015. In November 2015, we changed our name to Clean Energy Technologies, Inc. Our principal executive offices are located at 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. We have 22 full-time employees. All employees and overhead are shared between Clean Energy Technologies, Inc, Clean Energy HRS, LLC, waste to energy business unit, engineering solutions, and our natural gas trading business.

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

The Company has four reportable segments: Clean Energy HRS (HRS) and CETY Europe, CETY Renewables, CETY HK and CETY engineering solution services division. During the reporting period, the Company made the strategic decision to discontinue its involvement in the Shuya operations, which was previously aligned under the CETY HK segment. This decision reflects a broader effort to sharpen the Company’s focus on its core competencies and highest-value opportunities in waste-to-energy, heat recovery, and eco-friendly energy solutions.

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

We provide turnkey energy solutions leveraging our technologies, including power generation, heat recovery, and waste to energy to deliver green energy solutions, clean energy fuels, and alternative electricity to small and midsize projects in North America, Europe, and ASEAN markets that make environmental and economic sense. Our mission is to be a segment leader in the Zero Emission Revolution by offering eco-friendly energy solutions for a sustainable future. We target sustainable energy solutions that are profitable for us, profitable for our customers and represent the future of global energy production.

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

Engineering, Consulting and Project Management Solutions – we bring a wealth of experience in developing clean energy projects for municipal and industrial customers and Engineering, Project Development companies so they can identify, design, and incorporate clean energy solutions in their projects.

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of a ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts.

Business and Segment Information

We design, produce and market clean energy products and integrated solutions focused on energy efficiency and renewable energy. Our aim is to become a leading provider of renewable and energy efficiency products and solutions by helping commercial companies and municipalities reduce energy waste and emissions, lower energy costs and generate incremental revenue by providing electricity, renewable natural gas, hydrogen and biochar to the grid.

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

Summary of Operating Results for the year ended December 31, 2024, Compared to the year ended December 31, 2023

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $2,938,502 and a working capital deficit of $3,240,008 and an accumulated deficit of $27,443,231 as of December 31, 2024 and used $3,560,950 in net cash from operating activities for the year ended December 31, 2024. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the fiscal year closing on December 31, 2024, our company reported a net loss amounting to $4,416,319, to the net loss of $5,782,666 before non-controlling interest and tax we achieved during the equivalent period in 2023. CETY’s net loss was impacted by a shift in our revenue mix, with lower business from China, which historically had lower margins, and an increasing focus on higher-margin opportunities from our waste-to-energy business. Additionally, while interest and financing fees were lower compared to previous periods, they remained high due to delays in our registration becoming effective. These factors contributed to the overall financial performance for the period.

Following the close of the 2024 fiscal year, CETY’s equity saw a significant decrease, dropping from $4,444,038 to $2,938,502, as reflected in our quarterly financials. This decline was primarily driven by ongoing investments in our waste-to-energy business, the impact of lower-margin revenue from China, and continued financing costs. Despite this, our strategic focus on higher-margin opportunities positions us for stronger long-term growth and improved financial performance.

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Net Sales

For the year ending December 31, 2024, our total revenue was $2,424,659 compared to $6,693,844 for the same period in 2023. The Company has four reportable segments: CETY Renewables division, Clean Energy HRS (HRS) and CETY Europe, the engineering and program management services division, and CETY HK.

Segment Breakdown

For the fiscal year ending December 31, 2024, our revenue from Engineering and Manufacturing amounted to $9,341, a decrease from $47,091 for the corresponding period in 2023. This decline is due to the gradual shutdown of our legacy manufacturing operations and the strategic reallocation of resources towards becoming a turnkey provider of technology energy solutions, thus enhancing support for our other advanced technology segments. Going forward, our power generation site design and integration for data centers and industrial operations will be assigned to this segment.

For the year ended December 31, 2024, our revenue from HRS was $158,141 compared to $497,584 for the same period in 2023. The decrease in revenue for Heat Recovery Solutions (HRS) and ORC systems in 2024 compared to 2023 was primarily due to project delays and longer sales cycles associated with supply chain disruptions and extended customer decision-making processes. Additionally, some key contracts that were expected to close in 2024 were pushed into 2025 due to permitting and financing challenges faced by customers. The lower revenue also reflects a strategic shift toward larger-scale projects, which have longer development timelines but are expected to generate higher future revenues.

For the fiscal year ending December 31, 2024, our revenue from CETY Renewables, our newly launched waste-to-energy business, amounted to $1,064,757 compared to $429,999 for the same period in 2023. The increase in revenue from CETY Renewables in 2024 compared to 2023 was primarily driven by the continued development and progress of the VRG project, which advanced through critical permitting and early-stage construction design phases. The rise in revenue also aligns with our strategic efforts to scale operations and establish a stronger market presence in the renewable energy sector.

For the fiscal year ending December 31, 2024, our revenue from the NG business reached $1,192,420, a significant drop from $5,719,170 in the corresponding period of 2023. The decline in revenue from our NG business in 2024 compared to 2023 was primarily due to lower demand in China, driven by economic factors and shifts in energy consumption patterns. Additionally, increased competition and more competitive pricing in the market pressured margins, leading to a significant drop in revenue. These factors contributed to a slower sales cycle and reduced order volume compared to the previous year.

Gross Profit

For the year ending December 31, 2024, our gross profit increased to $846,555 compared to $460,835 for the same period in 2023. This growth was achieved despite a significant decline in revenue, primarily due to the slowdown in CETY HK’s natural gas business. The increase in gross profit reflects improved operational efficiencies and a stronger revenue mix from higher-margin segments, including CETY Renewables. However, the overall gross margin percentage declined, largely due to the lower-margin nature of the China natural gas business and increased competition in that market. Moving forward, we remain focused on expanding our higher-margin renewable energy and waste-to-energy solutions to drive sustainable profitability.

Segment Breakdown

For the year ended December 31, 2024, our gross profit from HRS was $19,206 compared to $121,905 for the same period in 2023; This decrease was primarily due to delays in booking and shipping products, as customers were evaluating their sites and waiting for clarity on economic factors driven by the U.S. government’s pending tax incentive programs and the release of new guidelines at the end of 2024, compounded by the election year uncertainties.

For the year ended December 31, 2024, our gross profit from CETY Renewables increased to $829,784, compared to $355,303 for the same period in 2023. This growth reflects the expansion of our higher-margin waste-to-energy business, which in 2024 consisted of engineering, project development, and services with minimal material costs. The strong profitability of this segment underscores our strategic focus on delivering turnkey renewable energy solutions that generate long-term value while maintaining a lean cost structure.

For the year ended December 31, 2024, our gross profit from CETY HK improved to $(6,195), compared to $(35,379) for the same period in 2023. While overall market conditions for the natural gas business in China remained challenging, we were able to mitigate some losses through operational efficiencies and pricing adjustments.

Selling, General and Administrative (SG&A) Expenses

For the year ending December 31, 2024, our Selling, General, and Administrative (SG&A) expenses increased to $797,518, compared to $679,004 in 2023. This increase was primarily driven by expanded investments in Media and Investor Relations, marketing efforts, and sales initiatives aimed at supporting business growth. Increased spending on subscription services and IT infrastructure. Furthermore, the rise in SG&A includes expenses related to inducement shares issued in connection with inducement shares for various notes, contributing to the overall increase in administrative costs.

Salary Expense

For the fiscal year ending December 31, 2024, our total salaries increased to $1,906,701, compared to $1,570,909 in 2023. This increase was primarily driven by the expansion of our CETY Renewables team to support the growth of our waste-to-energy business, as well as salary increases in our China operations. These strategic investments in personnel were necessary to strengthen our capabilities, drive project execution, and support long-term business expansion.

Travel Expense

For the year ending December 31, 2024, our travel expenses totaled $185,876, compared to $247,124 for the same period in 2023. This reduction in expenditure is primarily due to a decrease in travel costs from both the US and Europe.

Facility Lease Expense

For the fiscal year ending December 31, 2024, our Facility Lease expense amounted to $285,823, a slight decrease from $310,004 in 2023. This reduction reflects our ongoing efforts to lower lease costs through renegotiations and our focus on more efficient operations. We have continuously worked to optimize our space utilization and streamline processes, contributing to this modest reduction in lease expenses.

Consulting Expense

For the fiscal year ending December 31, 2024, our total expenses for Investor Relations (IR), marketing, and contractors related to the VRG project were $195,640, compared to $196,301 for the same period in 2023. This represents a very slight decrease in expenses, reflecting our continued focus on cost management while maintaining efforts to support the VRG project.

Bad Debt

For the year ended December 31, 2024, our bad debt expense was $0 compared to $0 for the same period in 2023.

Depreciation and Amortization Expense

For the year ended December 31, 2024, our depreciation and amortization expense was $8,907 compared to $26,692 for the same period in 2024.

Professional fees legal and accounting

For the fiscal year ending December 31, 2024, our Professional Fees expense amounted to $578,937, up from $356,785 in the same period of 2023. This increase was primarily due to higher costs associated with engaging a new auditor, as well as the increased expenses tied to our status as a Nasdaq-listed company and expenses associated with our SEC filings.

Net (Loss) from operations

For the fiscal year ending December 31, 2024, our net loss from operations totaled $3,112,847, an increase compared to the net loss of $2,925,984 for the same period in 2023. This rise in loss is primarily due to the expansion of our team, our uplisting to Nasdaq, and the growth of our global business operations, as well as a decline in revenue from our NG business. Although revenue dropped substantially, our net loss remained relatively close to the losses incurred in 2023, reflecting our efforts to manage costs despite the challenges.

Change in Derivative Liability

For the year ended December 31, 2024, we had $0 compared to loss on derivative liability of $326,539 for the same period in 2023. The decrease in loss on derivative liability was due to maturity date and expiration of the notes.

Gain on debt settlement and write off

For the year ended December 31, 2024, we recorded gain of $8,135, compared to a loss of $1,124,654 for the same period in 2023. The loss in 2024 was primarily attributable to the deconsolidation of Shuya, while the 2023 loss was due to the fair market valuation of preferred shares.

Interest and Finance Fees

For the year ended December 31, 2024, interest and finance fees totaled $1,199,042, compared to $2,137,649 for the same period in 2023. The decrease was primarily due to a reduction in convertible notes, bridge financing fees, and interest. However, we still incurred significant financing fees and higher interest costs due to delays in our registration statement becoming effective, delays in funding, and the need to rely on more expensive debt during the year.

Liquidity and Capital Resources

Cash Flow Summary

For the years ended December 31,

	2024	2023
Net Cash used in operating activities	$(3,560,951)	$(4,783,077)
Cash flows used in investing activities	161,240	(318,602)
Cash flows provided by financing activities	3,373,903	5,096,483
Net decrease in cash and cash equivalents	$(27,525)	$25,580

Capital Requirements for long-term obligations

The following table presents the Company’s material contractual obligations as of December 31, 2024:

Contractual Obligations	Total	Less than 1 year	1–3 years
Operating lease obligations	$168,608	$130,483	$38,125
	$168,608	$130,483	$38,125

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

Secondly, CETY identifies the performance obligations of the Parties in performance of the EPC Agreement in accordance with 606-10-25-14. At contract inception, CETY assesses the goods and services necessary to deliver the facility in accordance with the agreement with its clients. The agreement specifically laid out all deliverables necessary to achieve the permitting, design, procurement, construction, and commissioning.

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

Also, from time-to-time, our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2024 and 2023 we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2025.

Also, from time-to-time, we require upfront deposits from our customers based on the contract. As of December 31, 2024 and 2023, we had outstanding customer deposits of $30,061 and $165,236, respectively.

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

DECEMBER 31, 2024

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clean Energy Technologies, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deconsolidation of Shuya and Change to Equity Method to Consolidation in 2024

Description of the Critical Audit Matter: As described in Note 15, effective January 1, 2024, the Company determined that Shuya is no longer a variable interest entity of JHJ as a result of the removal of Consistent Action Agreements so we begin to deconsolidate Shuya on January 1, 2024 and change from consolidation in 2023 to equity method in 2024.

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

Our audit procedures consisted of the following, among others:

●	We read the termination of the Consistent Action Agreements to understand and evaluate the terms of the transaction to determine that the Company no longer has control and change from consolidation in 2023 to equity method in 2023.

●	We obtained the Company’s third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the equity investment based on the business enterprise value and fair value of non-controlling interest on January 1, 2024 to calculate the gain and loss from the deconsolidation.

●	We utilized our internal valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital, the discount rate, the discounted cash flows method used by the Company’s third-party valuation expert in developing the estimated fair value of the equity investment as of January 1, 2024, fair value of con-controlling interest, and to calculate the gain and loss from the deconsolidation.

●	We assessed the reasonableness of management’s cash flow forecasts based on historical results, revenue growth assumptions and expected inflation.

●	We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded by the Company.

●	We evaluated the qualifications of the Company’s third-party valuation expert based on credentials, reputation and experience.

●	We assessed the appropriateness of the disclosures in the consolidated financial statements.

Impairment of Goodwill and Indefinite-Lived Assets

Description of the Critical Audit Matter: As described in Note 2 and further in Note 6 to the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of December 31, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company’s intangible assets, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2024, the total carrying value of the Company definite and indefinite-lived intangible asset was approximately $ 1.8 million.

How the Critical Audit Matter was Addressed in the Audit: We determined the assessment of the fair values of the Goodwill and LWL Intangibles as a critical audit matter due to complex and highly judgmental due to the significant estimation required in determining the fair value of the asset. The fair value estimate was sensitive to significant assumptions such as forecasted revenues, margin and an overall discount rate, each of which is affected by expectations about future market or economic conditions. As a result of the subjectivity of the assumptions, adverse changes to management’s estimates could reduce the underlying cash flows used to estimate fair value and trigger impairment charges.

Our audit procedures consisted of the following, among others:

●	We specifically tested the estimated fair value of the Company’s China intangible asset (LWL Intangibles), we performed audit procedures that included, among others, assessing the fair value methodology used by management and evaluating the significant assumptions used in the valuation model including forecasted cash flow, profit and loss, growth rate, and margin.

●	We compared significant assumptions to current industry, market and economic trends, and to the Company’s historical results.

●	We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the China intangible asset that would result from changes in assumptions.

●	We also involved an internal valuation specialist to assist in our evaluation of the Company’s consultant report and legal due diligence report.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2023.

Diamond Bar, California

April 14, 2025

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets:

Cash	$62,101	$89,625
Accounts receivable - net	131,067	1,102,386
Accounts receivable – related party	1,947,131	491,774
Advance to Supplier	195,575	485,430
Deferred Offering Costs	22,750	11,000
Due from related party	112,000	-
Loan Receivables	230,464	200,826
Inventory	497,003	666,413
Total Current Assets	3,198,091	3,047,454

Property and Equipment - Net	2,913	4,530
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	741,700	762,273
Long Term Investment - Shuya	485,889	-
Investment to Guangyuan Shuxin New Energy Co.	229,064	286,106
Long-term financing receivables - net	1,423,054	902,354
Advance to Supplier - Prepayment	548,000	563,200
License	354,322	354,322
Patents	82,910	91,817
Right of use asset - long term	166,727	245,975
Other Assets	56,125	67,133
Total Non Current assets	6,307,389	5,494,395

Assets from discontinued operations		2,386,762

Total Assets	$9,505,480	$10,928,611

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,509,782	$506,535
Accounts payable – related party	(33)	87,420
Accrued Expenses	465,232	451,285
Customer Deposits	30,061	165,236
Warranty Liability	100,000	100,000
Deferred Revenue	33,000	33,000
Derivative Liability	-	-
Facility Lease Liability - current	130,483	117,606
Line of Credit	662,804	626,033
Convertible Notes Payable (net of discount of $117,917 and $70,056 respectively)	3,094,577	1,934,956
Notes payables	403,943	-
Related Party Notes Payable	8,250	-
Total Current Liabilities	6,438,099	4,022,071
Long-Term Debt:
Facility Lease Liability - long term	38,125	128,480
Accrued Dividend	90,754	47,904
Total Long-Term Debt	128,879	176,384

Liabilities from discontinued operations	-	860,958

Total Liabilities	6,566,978	5,059,413

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 45,331,537 and 39,152,455 shares issued and outstanding as of December 31, 2024 and 2023 respectively	45,332	39,152
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 2,199,387 shares issued and 756,139 outstanding as of December 31, 2024 and 2023	756	2,199
Additional paid-in capital	30,593,041	28,251,621
Accumulated Other Comprehensible Income	(257,396)	(196,827)
Accumulated deficit	(27,443,231)	(22,984,163)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	2,938,502	5,111,982

Non-controlling interest	-	757,216
Total Stockholders’ Equity	2,938,502	5,869,198
Total Liabilities and Stockholders’ Equity	$9,505,480	$10,928,611

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the years ended December 31,

	2024	2023
Sales	$1,373,481	$6,283,358
Sales -related party	1,051,178	410,486
Total revenue	2,424,659	6,693,844

Cost of Goods Sold	1,578,104	6,233,009
Gross Profit	846,555	460,835

General and Administrative
General and Administrative expense	797,518	679,004
Salaries	1,906,701	1,570,909
Travel	185,876	247,124
Professional Fees	578,937	356,785
Facility lease and Maintenance	285,823	310,004
Consulting	195,640	196,301
Depreciation and Amortization	8,907	26,692
Total Expenses	3,959,402	3,386,819
Net Loss from Operations	(3,112,847)	(2,925,984)

Other Income	12,583	79,082
Change in derivative liability	-	326,539
Investment loss from Shuya	(125,148)	-
Loss on debt settlement and write down	8,135	(1,124,654)
Interest and Financing fees	(1,199,042)	(2,137,649)
Net Loss before income taxes	(4,416,319)	(5,782,666)
Income Tax Expense	-	-
Net loss before non-controlling interest from continuing operations	(4,416,319)	(5,782,666)

Net income before non-controlling interest from discontinued operation		273,077
Net loss before non-controlling interest from continuing operations	(4,416,319)	(5,509,589)
Income Tax Expense		(22,173)
Net Loss	(4,416,319)	(5,531,762)
Net income attributable to non-controlling interest	-	127,961

Net loss attributable to Clean Energy Technologies, Inc.	(4,416,319)	(5,659,723)

Accumulative other comprehensive income
Foreign Currency Translation Loss	$(60,569)	(36,155)
Total Comprehensible Loss	$(4,476,888)	$(5,695,878)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	43,205,505	38,447,916

Net Loss per common share basic and diluted	$(0.10)	$(0.14)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

December 31, 2024 And 2023

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2022	37,174,879	37,175	-	-	-	19,278,229	(160,673)	(17,276,536)	-	1,878,196
Warrants issued in conjunction for debt		-	-	-	-	609,619		-	-	609,619
Warrants issued for services		-	-	-	-	76,100		-	-	76,100
Shares issued for S-1 Registration	975,000	975	-	-	-	3,899,025		-	-	3,900,000
Offering cost						(805,445)				(805,445)

Shares issued for rounding	3,745	4	-	-	-	(4)		-	-	-
Shares for Pacific Pier and Firstfire conversion	64,225	64	-	-	-	(68)		-	-	(4)
Shares issued for Debt Conversion	277,604	278	-	-	-	665,972		-	-	666,250
Accumulated Other Comprehensive Loss			-	-	-	-	(36,155)	-	(21,696)	(57,850)
Fair value of NCI from acquisition of Shuya									650,951	650,951
Shares issued for warrant conversion	617,002	617				986,586				987,203
Reclassification of derivative liabilities due to note repayment						261,639				261,639
Shares based compensation	40,000	40				71,960				72,000
Shares issued for Series E preferred			2,199,387	2,199		3,208,007				3,210,206
Series E preferred dividend								(47,904)		(47,904)
Net Loss								(5,659,723)	127,961	(5,531,762)
December 31, 2023	39,152,455	39,152	2,199,387	2,199		28,251,621	(196,827)	(22,984,163)	757,216	5,869,198

Shares issued for stock compensation	55,000	55	-	-	-	62,195	-	-	-	62,250
Shares issued for debt inducement	245,000	245	-	-	-	194,302	-	-	-	194,547
Shares issued for subscription	3,363,490	3,364	-	-	-	2,082,137	-	-	-	2,085,501
Shares issued for series E preferred conversion	2,515,592	2,516	(1,443,248)	(1,443)	-	(1,072)	-	141,709	-	1
Value of the warrants issued for Mast Hill	-	-	-	-	-	3,858	-	-	-	3,858
Accumulated Comprehensive	-	-	-	-	-	-	(60,569)	-	-	(60,570)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(184,458)	-	(42,749)
Net loss	-	-	-	-	-	-	-	(4,416,319)	-	(4,311,318)
December 31, 2024	45,331,537	45,332	756,139	756	-	30,593,041	(257,396)	(27,443,231)	-	2,938,502

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2024	2023
Cash Flows from Operating Activities:
Net Income / (Loss) before discontinued operations	$(4,416,319)	$(5,659,723)
Net Income/(Loss) from discontinued operations	-	250,905
Net income/ (Loss) from continuing operations	-	(5,910,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,423	26,859
Stock compensation expense	62,250	148,100
Noncash investment income from Shuya	(170,047)	-
Loss on deconsolidation of Shuya	344,889	-
Loss (gain) on debt settlement	-	1,124,654
Amortization of debt discount	222,351	846,682
Deferred offering expense	(11,750)	-
Change in derivative liability	-	(326,539)
(Increase) decrease in right of use asset	78,541	(88,615)
(Increase) decrease in lease liability	(76,848)	59,650
(Increase) decrease in accounts receivable	17,142	301,226
(Increase) decrease in accounts receivable – related party	(1,021,880)	(534,651)
(Increase) decrease in prepayments	336,740	(526,148)
(Increase) decrease in other assets	49,847	706,117
(Increase) decrease in inventory	38,441	(469)
(Decrease) increase in accounts payable	1,003,248	(273,057)
(Decrease) increase in accrued interest	184,185	26,771
Other (Decrease) increase in accrued expenses	(66,874)	352,645
Other (Decrease) increase in other payables - related party	-	(709,751)
Other (Decrease) increase in customer deposits	(145,290)	87,339
Net cash used in continuing operations	(3,560,951)	(4,689,815)
Net cash used in discontinued operations	-	(93,262)
Net Cash Used In Operating Activities	(3,560,951)	(4,783,077)

Cash Flows from Investing Activities
Investment to Guangyuan Shuxin New Energy Co.	50,040	(286,918)
Purchase of intangible assets	-	(90)
Purchase of fixed assets	-	(4,621)
Loan receivables	111,200	-
Net cash used in continuing operations	161,240	(291,629)
Net cash used in discontinued operations	-	(26,973)
Cash Flows Used In Investing Activities	161,240	(318,602)

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	1,893,254	2,399,835
Proceeds from warrants exercised	-	987,204
Due from related party	(112,000)	-
Loan to Rongjun	-	84,720
Payments on notes payable and line of credit	(492,851)	(1,675,535)
Stock issued for cash	2,085,500	3,094,555
Net cash provided by continuing operations	3,373,903	4,890,779
Net cash provided by discontinued operations	-	205,704
Cash Flows Provided By Financing Activities	3,373,903	5,096,483

Foreign Currency Transaction	(1,717)	30,776

Net (Decrease) Increase in Cash and Cash Equivalents	(27,525)	25,580
Cash and Cash Equivalents at Beginning of Period	89,626	149,272
Cash and Cash Equivalents at End of Period	$62,101	$174,851

Analysis of balances of cash and cash equivalents
Cash and Cash equivalents	$62,101	$89,626
Cash and equivalents included in discontinued operations	-	85,255
Total	$62,101	$174,851

Supplemental Cashflow Information:
Interest Paid	$268,668	$257,149

Supplemental Non-Cash Disclosure
Discount on new notes	$239,871	$239,800
Shares issued for warrants	$-	$261,639
Shares issued for preferred conversions	$-	$3,210,206
Shares issued for debt conversions	$-	$666,250
Warrants issued in conjunction for convertible notes payable	$-	$609,617
Dividend accrued	$42,751	$-

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $2,938,502 and a working capital deficit of $3,240,008 and an accumulated deficit of $27,443,231 as of December 31, 2024, net loss of $4,416,319 and used $3,560,951 in net cash from operating activities for the year ended December 31, 2024. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

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

Credit losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s account receivables, prepayments, other receivables and other current assets in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2024, and December 31, 2023, we had a reserve for potentially un-collectable accounts receivable of $95,322 and $95,322. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of December 31, 2024, and December 31, 2023, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500 respectively.

Seven (7) customers accounted for approximately 98% of accounts receivable on December 31, 2024. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. Four (4) customers accounted for approximately 98% of accounts receivable on December 31, 2023. Our trade accounts primarily represent unsecured receivables.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2024 we had a reserve of $934,344 vs. reserve of $934,344 as of December 31, 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended December 31, 2024 and 2023.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2024 and 2023 we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2024 and 2023, we had outstanding customer deposits of $30,061 and $165,236 respectively.

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

Net (Loss) per Common Share

Basic profit / (loss) per share is computed based on the weighted average number of common shares outstanding. At December 31, 2024, we had outstanding common shares of 45,331,537 used in the calculation of basic earnings per share. Basic weighted average common shares for the years ended December 31, 2024 and 2023 were 42,557,118 and 38,447,916, respectively. As of December 31, 2024, we had convertible notes, convertible into approximately 5,522,562 of additional common shares, and 6,423,388 common stock warrants, and 1,693,508 preferred shares. Fully diluted weighted average common shares and equivalents were $0.10 as of December 31, 2024 and were withheld from the calculation as they were considered anti-dilutive for the year ended December 31, 2024.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2024 and 2023.

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

	For the years ended December 31,
	2024	2023
Net Sales
Manufacturing and Engineering	$9,341	$47,091
Heat Recovery Solutions	158,141	497,584
NG Trading	1,207,747	5,719,170
Waste to Energy	1,064,757	429,999
Discontinued operations	-	8,419,619
Total Sales	$2,439,986	$15,113,463

Segment income and reconciliation before tax
Manufacturing and Engineering	7,806	(16,199)
Heat Recovery Solutions	15,160	157,178
LNG Trading	(6,195)	(35,378)
Waste to Energy	829,784	355,233
Discontinued operations	-	629,419
Total Segment income	846,555	1,090,254
Less: operating expense	(3,959,402)	(3,386,819)
Less: operating expense from discontinued operations	-	(358,843)
Less: other income and expenses	(1,303,472)	(2,583,605)
Less: other income and expenses from discontinued operations	-	(270,576)
Net (loss) before income tax	$(4,416,319)	$(5,509,589)

	December 31, 2024	December 31, 2023
Total Assets
Manufacturing and Engineering	$2,464,125	$2,607,917
Heat Recovery Solutions	2,966,966	3,141,388
Waste to Energy	1,648,324	486,572
LNG Trading	2,426,065	3,069,102
Total Assets	$9,505,480	$9,304,979

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the years ended December 31,
	2024	2023
United States	1,232,238	905,057
China include discontinued operation: $8,419,619	1,192,421	14,138,789
Other international	-	69,617
Total Sales	2,424,659	6,693,844

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. As of December 31, 2024, we had no further non-vested expense to be recognized.

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

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2024 using a Federal Tax Rate of 21% and an estimated state of California rate of 9%.

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

As of December 31, 2024, we had a net operating loss carry-forward of approximately $35,053,173 and a deferred tax asset of $8,189,863 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(8,281,784). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2024, $22,750 and $11,000 as of December 2023 of deferred stock issuance costs will be capitalized and will be recognized upon the funding of the offering during the year 2025.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2024	December 31, 2023
Accounts Receivable	$616,989	$1,197,708
Accounts Receivable - RP	1,556,531	491,774
Less reserve for uncollectable accounts	(95,322)	(95,322)
Total	$2,078,198	$1,594,160

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2024	December 31, 2023
Long-term receivables	$1,670,554	$1,149,854
Less reserve for uncollectable accounts	(247,500)	(247,500)
Net Long-term receivables	1,423,054	902,354

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2024 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract-by-contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2024	December 31, 2023
Inventory	$1,431,347	$1,600,757
Less reserve for obsolescence parts	(934,344)	(934,344)
Total	$497,003	$666,413

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2024	December 31, 2023
Property and Equipment	$1,434,743	$1,436,593
Accumulated Depreciation	(1,431,830)	(1,432,063)
Net Fixed Assets	$2,913	$4,530

Our Depreciation Expense for the years ended December 31, 2024 and 2023 was $8,907 and $26,692 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2024	December 31, 2023
Goodwill	$747,976	$747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization-Patents	(107,879)	(98,972)
Net Intangible Assets	$2,653,917	$2,662,824

As of December 31, 2024, the Company reports intangible assets totaling $2,653,917, compared to $2,662,824 as of December 31, 2023.

As of both December 31, 2024, and December 31, 2023, goodwill amounted to $747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

The LWL Investment balance of $1,468,709 as of both December 31, 2024, and December 31, 2023, is classified as having an indefinite life. This classification is based on the nature of the investment, which is expected to provide continued economic benefits without a foreseeable end date. The Company conducts an annual review to assess whether this classification remains appropriate, including evaluating the investment’s ability to generate cash flows and the continued support of the investment’s carrying value.

The License balance remained unchanged at $354,322 for both 2024 and 2023. The License is considered to have a finite life, and as such, it is subject to amortization over its estimated useful life. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

The Patents balance, after amortization, was $82,910 as of December 31, 2024, and $91,817 as of December 31, 2023. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

Our Amortization Expense for the years ended December 31, 2024 and 2023 was $8,907 and 26,692 respectively.

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

The following table presents the purchase price allocation:

Consideration:

Total purchaser consideration – cash paid	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$20,000
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,500,000

Liabilities assumed:
Advance Receipts	$(8,539)
Taxes Payable	$179
Net Assets Acquired:	$1,491,640

If LWL had reached USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller. The performance contingencies were not met. Since the performance metrics were clearly defined and objectively not met, the contingency is considered extinguished and no accrual is warranted.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025. The maturity date of the note was subsequently extended from January 10, 2025, to January 10, 2027. Under this convertible note, JHJ lent RMB 5,000,000 ($0.69 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze. During the year end December 31, 2024, JHJ recorded $56,700 interest income accrued from 2022 from this note, the accrual of interest income ceased in October 2022. The bondholders also have the option to convert accrued but unpaid interest into the principal amount of the convertible note.

NOTE 8 – ACCRUED EXPENSES

	December 31, 2024	December 31, 2023
Accrued Wages	$78,254	$94,954
Sales tax payable	15,014	47,631
Accrued Taxes and other	371,964	308,700
Total Accrued Expenses	$465,232	$451,285

NOTE 9 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2024, the outstanding balance was $662,804 compared to $626,033 at December 31, 2023.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $50,000 by the final calendar day of each month. The balance of this debt as of December 31, 2024, is 662,804.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of December 31, 2024 was $1,019,384.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024, and the principal balance and accrued interest of this as of December 31, 2024, was $391,356.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $138,923. This note was converted into Series E preferred shares of CETY.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $209,517. This note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. This note was converted into Series E preferred shares of CETY.

On July 20, 2023, the Company closed the transactions contemplated by the Securities Purchase Agreement with Mast Hill, dated July 18, 2023, pursuant to which the Company issued to Mast Hill a $556,000 Convertible Promissory Note, due July 18, 2024 for a purchase price of $500,400 plus an original issue discount in the amount of $55,600, and an interest rate of fifteen percent (15%) per annum. The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of November 8, 2023 was $581,363. This note was converted into Series E preferred shares of CETY.

On October 13, 2023, the company entered into a promissory note with Diagonal in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. This note was paid off on August 15, 2024 and the balance on this note as of December 31, 2024, was zero.

On November 17, 2023, the Company entered into a promissory note with Diagonal in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note was paid off as of December 31, 2024.

On November 30, 2023, the Company entered into a promissory note with Diagonal in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of November 30, 2024 was zero.

On December 19, 2023, the Company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance on this note as of December 31, 2024 was zero.

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirsFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 10,000 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $0.

On February 2, 2024, the Company entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company Coventry pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000, which amount is the $80,000 actual amount of the purchase price plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Coventry 20,000 shares of Common Stock. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. The note was paid off as of December 1, 2024 and balance on this note as of December 31, 2024 was $0.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. FPM Development is in default and there was no balance owed as of December 31, 2024.

On August 22, 2024, the Company entered into a securities purchase agreement with Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $136,333.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 15,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $60,720.

On September 10, 2024, the Company, and Mast Hill Fund, L.P., a Delaware limited partnership (“Mast”), entered into (i) an amendment to the promissory note that was issued by the Company to Mast on May 6, 2022, in the original principal amount of $750,000; and (ii) an amendment to the promissory note that was issued by the Company to Mast on September 16, 2022, in the original principal amount of $300,000 (collectively, the “Amendments”). Pursuant to the Amendments, the maturity date of both of the original promissory notes shall be extended to December 31, 2025, and the Company shall pay an extension fee of $300,000 in total to Mast at closing. This amount was recorded in the statements of operations as interest expenses, as it was calculated using the applicable default interest rate.

On September 10, 2024, the Company entered into a securities purchase agreement with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 for a purchase price of $612,000. The balance of this note as of December 31, 2024 was $835,464. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share, at the conversion price of $2.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate.

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $132,404.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $111,877.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $101,998.

On November 18, 2024, as stated in the 3rd quarter of 2024 10Q filed on November 19, 2024, the Company and Mast, entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast. The balance of this note as of December 31, 2024 was $835,464.

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 40,000 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance on this note as of December 31, 2024, was $106,105.

On December 5, 2024, the Company, entered into an equity purchase agreement (the “Equity Line of Credit Agreement”) with Mast, pursuant to which the Investor agreed to provide an equity line of up to Five Million Dollars ($5,000,000) (the “Maximum Commitment Amount”) to the Company, whereby the Company has the right, but not the obligation, at any time and from time to time during the 24 months from the date of the Equity Line of Credit Agreement (the “Commitment Period”), to issue a notice to the Investor (each a “Put Notice”) which shall specify the amount of registered and freely tradable shares of Common Stock of the Company, par value $0.001 per share (the “Put Shares”), that the Company elects to sell to the Investor (each a “Put”), up to an aggregate amount equal to the Maximum Commitment Amount. The purchase price per Put Share shall mean 95% of the lowest traded price of the Company’s Common Stock on any trading day during the pricing period, and the pricing period for each Put will be the 3 trading days immediately after receipt of the Put Shares by the Investor. Each Put Notice shall direct the Investor to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to $250,000, provide further that the number of Put Shares in each respective Put shall not exceed 20% of the average trading volume of the Company’s Common Stock during the 5 trading days immediately preceding the date of the Put Notice. There shall be a 1 trading day period between the receipt of the Put Shares and the next Put Notice, subject to acceleration upon a “Volume Event” where the trading volume of the Company’s Common Stock on a trading day exceeds 300% of the total Put Shares of the immediately prior Put Notice. The Company agreed to issue 50,000 shares of Common Stock to the Investor as the “commitment fee” for the Equity Line of Credit Agreement. In addition, the Company issued a purchase warrant to the Investor on December 5, 2024, pursuant to which the Investor is entitled to purchase from the Company 500,000 Warrant Shares during the period commencing on the issuance date of the Warrant and ending on 5:00 p.m. eastern standard time on the two-year anniversary thereof, at an initial exercise price of $2.00 per share, subject to customary anti-dilution adjustments and a beneficial ownership limitation of 4.99% of the Investor and its affiliates. The Company further agreed that if it issues shares of Common Stock for a consideration per share (or grants options with an exercise price or issues convertible securities with a conversion price) less than a price equal to the exercise price in effect immediately prior to such issuance, then the exercise price of the Warrant shall be reduced to an amount equal to that consideration per share (or exercise price or conversion price).

On December 11, 2024, the Company and Mast Hill entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 10, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $50,000 on or before December 12, 2024, and the principal balance of the Mast Note shall be increased by $60,000 on the date that the Company received the funding from Mast. The original issuance and sale of the Mast Note was disclosed through the current report on Form 8-K that was filed with the SEC on September 13, 2024. The balance of this note as of December 31, 2024 was $835,464.

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $107,783.

Total due to Convertible Notes

	December 31, 2024	December 31, 2023
Total convertible notes	$2,649,197	$1,697,757
Accrued Interest	492,401	308,216
Debt Discount	(47,021)	(71,017)
Total	$3,094,577	$1,934,956

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019. The right of use asset and lease liability have been recorded at the present value of the future minimum lease payments, utilizing an average borrowing rate and the company is utilizing the transition relief and “running off” on current leases.

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of December 31, 2024	As of December 31, 2023
Right-of-used assets	166,727	$245,975
Lease liabilities – current	130,483	$117,606
Lease liabilities – non-current	38,125	128,480
Total lease liabilities	168,608	$246,086

The weighted-average remaining lease term and the weighted-average discount rate of the above two leases are as follows:

Year Ended December 31, 2024

Weighted average remaining lease term (years)	1.32
Weighted average discount rate	4.5-10.0%

The following is a schedule, by year of lease payment for above two leases as of December 31, 2024:

For the 12 months ending	Lease Payment

December 31, 2025	134,553
2026	40,642
2027	3,511
Total undiscounted cash flows	178,706
Imputed Interest	(10,098)
Present value of lease liabilities	$168,608

Our lease expense ASC 842 lease for the years ended December 31, 2024 and 2023 was $175,700 and $11,392 respectively. Our short-term lease for the years ended December 31, 2024 and 2023 was $74,567 and $298,612.

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

NOTE 11 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the re-domicile of the Company in the State of Nevada, in connection with which we increased the number of our authorized common shares to 2,000,000,000 and designated a par value of $.001 per share.

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

Common Stock Transactions

On January 19, 2023, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 58,438 shares of common stock in connections with the transactions.

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

On May 10, 2023 Mast Hill exercised the right to purchase 58,438 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant Shares issued on January 19, 2023. The exercise price is $1.60 per share. The total purchase price was $93,501.

On June 14, 2023 Mast Hill exercised the right to purchase 38,438 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on December 26, 2022. The exercise price is $1.60 per share. The total purchase price was $61,501.

On June 23, 2023 Mast Hill exercised the right to purchase 29,688 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

On September 12, 2023 Mast Hill exercised the right to purchase 29,688 of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

On September 13, 2023 Mast Hill exercised the right to purchase 183,500 of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

On October 27, 2023 Mast Hill exercised the right to purchase 183,500 of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, As a condition to the sale of the Note, the Company issued to the Buyer 10,000 shares of Common Stock.

On February 2, 2024, the Company entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock.

On February 24, 2024, the Company entered into a consulting agreement with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued 15,000 shares of Common Stock to the consultant.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock.

On March 15, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell up to 2,000,000 units to the Subscribers for an aggregate purchase price of $900,000, or $0.45 per Unit, with each unit consisting of one share of common stock, par value $.001 per share and a warrant to purchase one share of common stock. The Warrant is exercisable at exercise price of $1.60 per share, expiring one year from the date of issuance.

On June 18, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell approximately 1,203,333 units to the Subscribers for an aggregate purchase price of $1,083,000, or $0.90 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share and a warrant to purchase one share of Common Stock. The Warrant is exercisable at the price of $2.00 per share, expiring one year from the date of issuance.

During the year ended December 31, 2024, the Company issued 2,515,592 shares of common stock for conversion of 1,443 Series E Preferred share and zero of common stock for conversion of zero Series E Preferred share.

On September 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 15,000 shares (the “Commitment Shares”) of Common Stock.

On October 20, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 160,156 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $160,156, or $0.64 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share the Common Stock.

On November 8, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 40,000 shares (the “Commitment Shares”) of Common Stock.

On November 18, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Mast Hill Fund LP, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 50,000 shares (the “Commitment Shares”) of Common Stock.

On November 29, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Lucas Ventures, LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 40,000 shares (the “Commitment Shares”) of Common Stock.

On December 23, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 50,000 shares (the “Commitment Shares”) of Common Stock.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2024 there were 44,576,381 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On November 8, 2023, the Company entered into an exchange agreement with Mast Hill, pursuant to which the Company agreed to issue to the Holder 2,199,387 shares of the newly designated 15% Series E Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series E Preferred Stock”), in exchange for the outstanding balances and accrued interest of $1,955,122, as of November 8, 2023, under the six promissory notes the Company issued to the Holder from November 2022 to July 2023. Based on the analysis performed by an independent agency, the fair value of the stock, as at the valuation date was $3,210,206. Based on the settlement of $1,955,122, the company has recorded a loss of $1,255,084.

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

On December 5, 2024, we issued 500,000 warrant shares to Mast Hill Fund in connection with the issuance of equity line of credit agreement at the warrant exercise price of per share of $2.00.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual life	Aggregate Intrinsic Value
Outstanding December 31, 2023	99,352	$3.0	3.74	-
Expired	-	-	-	-
Additions	2,000,000	1.60	0.25	-
Additions	1,203,333	1.60	0.50	-
Additions	500,000	2.00	2.00	-
Exercised	-	-	-	-
Outstanding December 31, 2024	3,802,685	1.69	0.64

Stock Options

We currently have no outstanding stock options

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 13, 2021, the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established VRG with our partner, Synergy Bioproducts Corporation (“SBC”) The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in VRG.

On June 2, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, CETY invoiced VRG $801,086 in 2023 and $110,517 in 2024, which have been recorded as related party revenue in the respective periods.

CETY Renewables currently has $1,556,531 accounts receivable from Vermont Renewable Gas.

On June 21, 2024, VRG, a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company (the “Corporate Guarantee”) pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right.

The Lender is currently in default and has been served notice of default. The Lender has failed to disburse the first and second Tranche as outlined in the Milestone Schedule of the Agreement. While the Lender has communicated that they are working to cure this default, the company retains the right to amend the agreement once the cure is completed.

NOTE 13 - WARRANTY LIABILITY

For the year ended December 31, 2024 and 2023 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of December 31, 2024, and 2023 was $100,000.

NOTE 14 – NON-CONTROLLING INTEREST

On June 24, 2021 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, on or about the same time the company established CETY Renewables Ashfield LLC (“CRA”) a wholly owned subsidiary of Ashfield Renewables Ag Development LLC(“ARA”) with our partner, Ashfield AG (“AG”). The purpose of the joint venture was the development of a pyrolysis plant established to convert woody feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The CRA was located in Ashfield, Massachusetts. Based upon the terms of the members’ agreement, the CETY Capital LLC owned 75% interest and AG owns a 25% interest in Ashfield Renewables Ag Development LLC. The agreement with CETY Renewables Ashfield was terminated on or about August 29, 2022, and CETY Renewable Ashfield was dissolved.

The consolidated financial statements have deconsolidated the CRA business unit. The Liabilities of CRA has been transferred to VRG, a newly formed entity. CETY retains 49% equity in VRG.

On April 2, 2023 the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established VRG with our partner, SBC. The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in Vermont Renewable Gas LLC.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a VIE. The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 49/51 and the agreement provides for a Management Committee of 3 members. Two of the three members are from Synergy Bioproducts Corporation, and one is from CETY. Both parties do not have substantial capital at risk and CETY does not have voting interest. However, SBC has controlling interest and more board votes therefore SBC is the beneficiary of the VIE and as a result we record it as an equity investment. Accordingly, the Company has elected to account for the joint venture as an equity method investment in accordance with ASC 323 Investments – Equity Method and Joint Ventures. This decision is a result of the company’s evaluation of its involvement with potential variable interest entities and their respective risk and reward scenarios, which collectively affirm that the conditions necessitating the application of the variable interest model are not present.

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

NOTE 15 – DECONSOLIDATION OF SUBSIDIARY

On January 1, 2024 and effective on the same date., JHJ, SSET and Xiangyueheng entered into the Agreement on the Termination of the Concerted Action Agreement (the “Termination Agreement”), pursuant to which the parties release each other from any and all obligations under the CAA. Due to the Termination Agreement, the Company now holds less than 50% of the voting rights in Shuya. The Company has determined that Shuya no longer constitutes a VIE and the Company will not consolidate Shuya into its consolidated financial statements on or after January 1, 2024. Accordingly, starting January 1, 2024, the Company deconsolidated Shuya. Under ASC 810-10-40-5, deconsolidation of a VIE generally results in recognition of a gain or loss in the income statement. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The consideration for deconsolidating Shuya is $0, the Company used the discounted cash flow method to evaluate the fair value of Shuya and determined that the fair value of the retained equity interest and noncontrolling interest was lower than their carrying amounts. As a result, the Company recognized a loss from the deconsolidation of Shuya.

The Company recalculated the fair value of Shuya as of January 1, 2024 using the income approach at $360,560 and recorded a loss of $125,148 from deconsolidation of Shuya for the twelve months ended December 31, 2024.

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

The following table shows the results of operations relating to discontinued operations Shuya for the years ended December 31, 2023, respectively.

TWELVE MONTHS ENDED DECEMBER 31, No discontinued operations included
2023

Revenues	$8,419,619
Cost of goods sold	7,790,200

Gross profit	629,419

Operating expenses
Selling	352,954
General and administrative	5,889

Total operating expenses	358,843

Income from operations	270,576

Other income	2,501

Income before income tax	273,077

Income tax	22,173

Income before noncontrolling interest	250,904

Less: income attributable to noncontrolling interest	127,961

Net gain to the Company	$122,943

NOTE 16 – INCOME TAX

CETY Europe

CETY Europe is one of the Company’s subsidiaries in Italy, and is subject to 24% corporate income tax rate.

Hong Kong

CETY HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD 2 million of assessable profits is 8.25% and assessable profits above HKD $2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2023/2024.

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

The current PRC EIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by the PRC tax authorities, for example, will be subject to a 5% withholding tax rate. There were no provisions for income tax for CETY HK.

The following table reconciles the statutory tax rate to the Company’s effective tax rate:

For the year ended December 31,2024
Federal statutory tax expense (benefit)	(21.00)%
State statutory	(5.82)%
Tax rate difference	2.54%
Permanent difference	0.13%
Change in valuation allowance	24.15%
Effective tax rate	0.00%

The components of deferred tax assets (liabilities) are as follows:

As of December 31, 2024
Deferred tax:
Allowance for doubtful accounts	$95,922
Net operating loss (“NOL”) carrying forwards	8,189,863
Operating lease liabilities, net of right of use assets	2,014
Warrant liabilities	27,980
Total deferred tax assets, net	8,315,779
Less: valuation allowance	(8,281,784)
Total deferred tax assets, net	33,995

Deferred tax liability:	$33,995
License and Patents	$-
Deferred tax liability, net of deferred tax assets

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under applicable tax law. As of December 31, 2024, the Company’s PRC operating entities had $0.78 million net operating loss that can be carried forward to offset future taxable income for five years from the year the loss is incurred; the Company’s US parent had $34.16 million net operating loss that can be carried forward, for federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL of 13.62 million can be carried forward up to 20 years; the Company’s Italy operating entity had $112,435 net operating loss that can be carried forward indefinitely to offset future taxable income, losses arising in the first three years of activity can be offset with 100% of taxable income, after that, tax losses can only be offset with taxable income for an amount not exceeding 80% of the taxable income. As of December 31, 2024 due to uncertainties surrounding future utilization on these NOLs, the Company recorded valuation allowance of $8.28 million, respectively, against the deferred tax assets based upon management’s assessment as to their realization.

As of December 31, 2024 and 2023, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense if any; however, there were no such interest and penalties as of December 31, 2024 and 2023.

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

NOTE 18 – SUBSEQUENT EVENTS

On January 8, 2025, Clean Energy Technology, Inc., a Nevada corporation (the “Company”) received a letter from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it no longer complies with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) for continued listing of shares of the Company’s common stock, par value $0.001 per share, due to the Company’s failure to hold an annual meeting within 12 months of the end of the Company’s fiscal year ended December 31, 2023. As a result, as of January 8, 2025, the Company had 45 calendar days, or until February 24, 2025, to submit a plan to Nasdaq to regain compliance. If Nasdaq accepts the Company’s plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year ended December 31, 2024, or until June 30, 2025, to allow the Company to regain compliance. The Company submitted such plan as required, and on February 27, 2025, Nasdaq provided the Company an extension of until June 3, 2025, to regain compliance with the Annual Shareholder Meeting Requirement.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The Transaction closed on January 16, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the Note and Warrants were issued to Mast Hill.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The Transaction closed on February 28, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the Note and Warrants were issued to Mast Hill.

On April 4, 2025, the Company entered into a securities purchase agreement (the “PPC SPA”) with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000 (the “PPC Note”), and (ii) 45,000 shares of Company common stock (the “PPC Shares”), for an aggregate purchase price of $310,500 (the “PPC Transaction”). The PPC Transaction was funded by PPC on April 7, 2025, and on or about April 7, 2025, pursuant to the PPC SPA, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and 45,000 Shares were issued to Pacific Pier.

As of the filing date in 2025, the Company has issued 2,065,797 shares for the conversion of Series E Preferred shares, with a total value of $756,139 year-to-date.

On January 27, 2025, the Company issued 56,100 shares as the final payment of a note to Firstfire Global Opportunities Fund LLC.

On February 11, 2025, the Company entered into a consulting agreement as a condition to the agreement, the Company issued 25,000 shares of Common Stock to the consultant.

The Company faces the risk of Nasdaq delisting due to the Company’s failure to hold an annual meeting within 12 months of the end of the Company’s fiscal year ended December 31, 2023. As a result, as of January 8, 2025, the Company has 45 calendar days, or until February 24, 2025, to submit a plan to Nasdaq to regain compliance.

The Company intends to hold its annual meeting as soon as practicable. In that regard, the Company plans to complete and file its Form 10-K for the fiscal year ended December 31, 2024, on or about by the end of March 2025. Subsequently, the Company plans to file a preliminary proxy on about April 17, 2025 and hold its annual meeting before June 3, 2025. As such, Staff has determined to grant the Company an extension until June 3, 2025, to regain compliance with the Rule.

Nasdaq require listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days prior to November 4, 2024, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this 180-day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide a written confirmation of compliance, and this matter will be closed. In the event the Company does not regain compliance, the Company may be eligible for additional time.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2024.

● a lack of sufficient in-house qualified accounting staff;

● inadequate controls and segregation of duties due to limited resources and number of employees;

● material purchase price allocation of Shuya transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants.

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

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Information Required to Be Disclosed in a Current Report on Form 8-K But Not Reported.

None.

(b) Director and Officer 10b5-1 Trading Arrangements.

During the fourth quarter of 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None. See “Disclosures Relating to Our Chinese Operations” for more information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2024:

Name	Age	Position
Kambiz Mahdi	59	President, CEO, Director
Calvin Pang	40	CFO, Director
Lauren Morrison	69	Independent Director
Xiaotian Xiao	40	Independent Director
Ted Hsu	65	Independent Director

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

Ms. Lauren Morrison is an international business development consultant whose career has had a major focus in the clean energy, smart building, and sustainability sectors. She has worked with companies of all sizes and areas of specialization, from concept to early-stage and maturity, on global growth strategies, branding, and product development. Lauren is interested in the integration and optimization of technologies that measurably increase energy efficiency, and the application of monitoring and data analysis that iteratively improves building processes, practices, and net functionality. As part of a leading-edge model smart city development in Asia, Lauren saw first-hand the critical imperative for global collaboration to address climate challenges as they rapidly eclipse geographic boundaries. She is passionate about expanding the conversation on this topic to include the widest possible audience of stakeholders. Our Board of Directors believes that Ms. Morrison brings a unique and valuable international perspective and clean energy experience to our Board of Directors

Mr. Xiaotian Xiao currently serves as an equity investment partner at Goldendeavor Capital covering investments in the new energy and robotic/automobile industry. Prior to that, he was the special assistant to the chairman at Hybrid Kinetic Motors (1188.HK) from May 2015 to August 2020, and the chief operation officer at Yegiaro Group, a subsidiary of Hybrid Kinetic Motors, from May 2015 to August 2020. Mr. Xiao received his Master of Business Administration degree from the Marshal School of Business, University of Southern California in 2015.

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

Board Diversity Matrix (As of December 31, 2024)

			Did Not
	Female	Male	Disclose
Gender Identity
Directors	1	4	0
Demographic Background
Asian	0	3	0
White	1	1	0

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held two meetings during the fiscal year ended December 31, 2024, and executed multiple written consents to action without a meeting. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which they served as a director.

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

Director Independence

We had five members of our Board of Directors as of December 31, 2024, of which three members are considered independent.

Committees of our Board of Directors

Audit Committee. Our audit committee consists of Lauren Morrison, Xiaotian Xiao and Ted Hsu. Lauren Morrison is the chairperson of the audit committee. We have determined that Lauren Morrison, Xiaotian Xiao and Ted Hsu each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ted Hsu qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (e) approving related person transactions.

Compensation Committee. Our compensation committee consists of Lauren Morrison and Ted Hsu. Ted Hsu is the chairperson of our compensation committee. We have determined that Lauren Morrison and Ted Hsu are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Lauren Morrison and Ted Hsu. Lauren Morrison is the chairperson of our nominating and corporate governance committee. We have determined that each of Lauren Morrison and Ted Hsu qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program.

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

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Clean Energy Technologies, Inc., Board of Directors, 1340 Reynolds Avenue, Unit 120, Irvine, CA 92614, Attention: Chief Executive Officer.

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

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Clean Energy Technologies, Inc., Board of Directors, 1340 Reynolds Avenue, Unit 120, Irvine California 92614; Attention: Chief Executive Officer.

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

In addition to any compensation provided to our non-employee directors, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.

Fiscal years 2024 and 2023 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2024 and 2023.

Fiscal years 2024 and 2023 Equity Compensation

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

For the years ended December 31, 2024, and 2023, there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal years ended December 31, 2024 or 2023.

Director Summary Compensation in fiscal years 2024 and 2023

None.

Change of Control and Termination Provisions

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2024, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2024, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2024, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that Xiaotian Xiao has not yet filed a Form 3.

Item 11. Executive Compensation.

The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Summary Compensation Table – Years Ended December 31, 2024, and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)	($)	($)(5)	($)
Kambiz Mahdi (6)	2023	$275,000	$137,500	$	$-	$-	$-	$18,000	$430,500
Chief Executive Officer	2024	$275,000	$137,500	$-	$-	$-	$-	$18,000	$430,500
Calvin Pang (7) Chief Financial Officer	2023	$150,000	$75,000	$-	$-	$-	$-	$-	$225,000
	2024	$150,000	$75,000	$-	$-	$-	$-	$-	$225,000
Lance Woolley(8)	2023	142,500						7,641	150,141
Dir. Of operations	2024	190,284						7,988	198,272
Jamie Burrows(9)	2023	180,244						6,880	187,124
Dir. Of manufacturing	2024	180,244						6,880	187,124

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table; consists of (i) $750.00 per month for health insurance and $750.00 per month for a car allowance for Mr. Mahdi, (ii) $316 per month for health insurance and $350 per month for a car allowance for Mr. Wooley, and (iii) $463 per month for health insurance and $110 per month for a phone allowance for Mr. Burrows.
(6)	On or about October 18, 2018, we entered into an at-will employment agreement with Mr. Mahdi, providing Mr. Mahdi an annual salary of $275,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(7)	On or about March 24, 2023, we entered into an at-will employment agreement with Mr. Pang, providing Mr. Pang an annual salary of $150,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(8)	Non-executive officer of the Company (disclosure for Mr. Wooley included per Item 402(a)(3)(iv) of Regulation S-K). On or about March 30, 2023, we entered into an at-will employment with Mr. Woolley as the director of operations, providing Mr. Woolley an annual salary of $190,284.
(9)	Non-executive officer of the Company (disclosure for Mr. Burrows included per Item 402(a)(3)(iv) of Regulation S-K). On or about December 17, 2015, we entered into an at-will employment with Mr. Burrows as the director of manufacturing, providing Mr. Burrows an annual salary of $165,000. On or about August 29, 2022, Mr. Burrows received a salary increase to $180,244.

Outstanding Equity Awards at 2023 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2024.

Executive Employment Agreements

On October 18, 2018, we entered into an at-will employment agreement with Mr. Mahdi, with an annual salary of $275,000, a payment of 50% cash bonus upon approval by the board of directors, and $750.00 per month for health insurance, and $750.00 for a car allowance. This agreement may be terminated at any time. In addition, as part of the agreement Mr. Mahdi was issued 500,000 shares of our common stock, as additional compensation.

On March 24, 2023, we entered into an at-will employment agreement with Mr. Pang, with an annual salary of $150,000. This agreement may be terminated at any time.

Potential Payments upon Termination or Change of Control

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

Mr. Pang will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Pang would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and voting preferred stock as of March 31, 2025, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days thereafter. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

The percentages below are calculated based on 47,478,434 shares of our common stock, and 0 shares of our series E preferred stock, issued and outstanding as of March 31, 2025. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof, which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of our company, Clean Energy Technologies, Inc., 1340 Reynolds Avenue, Unit 120, Irvine, California, 92614.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
Calvin Pang (1)	24,044,101	50.64

Officers and Directors
Calvin Pang(1)	24,044,101	50.64%
Kambiz Mahdi (2)	2,317,541	4.88%
All directors and officers as a group	26,361,642	55.52%

(1)	Consists of 24,044,101 shares of common stock held by MGW Investment I Limited (“MGWI”). Our CFO and director, Calvin Pang, has voting and investment power with respect to common stock held by MGW Investment I Limited

(2)	Consists of 2,317,541 shares of common stock held by the Kambiz and Bahareh Mahdi Living Trust, and deemed to be beneficially owned by our CEO and director, Kambiz Mahdi, and his spouse, Bahareh Mahdi, as trustees of the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have five members of our Board of Directors, of which three members qualify as “independent” under the listing rules of the Nasdaq.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (TAAD LLP) for services rendered during the fiscal years ended December 31, 2024 and December 31, 2023, are set forth in the table below:

Services:	2024	2023
Audit Fees (1)	$307,611	$231,815
Audit Related Fees (2)		-
Tax Fees (3)		-
All Other fees	-	-
Total	$307,611	$231,815

(1)	Audit fees billed in 2024 and 2023 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consent and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2024 and 2023, were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2024 and 2023, with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 14th day of April, 2025.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date: April 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 14, 2025

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	April 14, 2025

/s/ Ted Hsu		Director
By:	Ted Hsu
Date:	April 14, 2025

/s/ Lauren Morrison		Director
By:	Lauren Morrison
Date:	April 14, 2025

/s/ Xiaotian Xiao		Director
By:	Xiaotian Xiao
Date:	April 14, 2025

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14,).

4.13	Description of Securities (included as exhibit 4.13 to the Annual Report on Form 10-K filed on May 28, 2020).

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.15	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021 (included as exhibit 10.136 to the annual report on Form 10-K/A filed on April 19, 2024).

10.137	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the annual report on Form 10-K/A filed on April 19, 2024).

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of Subsidiaries (included as exhibit 21.1 to the annual report on Form 10-K/A filed on April 19, 2024).

23.1	Consent of the Independent Auditor (included as exhibit 23.1 to the annual report on Form 10-K/A filed on April 19, 2024).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

