Form 10-K/A
period 2024-12-31
Clean Energy Technologies, Inc.
filed 2025-04-15
CIK 1329606

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

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report on Form 10-K filed by Clean Energy Technologies, Inc., filed with the United States Securities and Exchange Commission on April 14, 2025, is hereby incorporated by reference in its entirety (including into Parts I, II, and III).

EXPLANATORY NOTE

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2024, solely to file the Company’s Clawback Policy adopted by the Company’s Board of Directors on or about April 15, 2025, as Exhibit 97.1, and update the Exhibit Index. No other changes have been made to the Company’s Annual Report on Form 10-K that was originally filed with the United States Securities and Exchange Commission on April 14, 2025 (the “Original 10-K”), and the Original 10-K is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	April 15, 2025

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	April 15, 2025

/s/ Ted Hsu		Director
By:	Ted Hsu
Date:	April 15, 2025

/s/ Lauren Morrison		Director
By:	Lauren Morrison
Date:	April 15, 2025

/s/ Xiaotian Xiao		Director
By:	Xiaotian Xiao
Date:	April 15, 2025

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

4.2	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.3	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.4	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (Included as exhibit 10.136 to Form 10-K filed on April 15, 2022)

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (Included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.5	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.10	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-1/A filed on March 13, 2025).

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of subsidiaries of the Company (included as Exhibit 21.1 to Form 10-K filed on April 17, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith