Form 10-Q
period 2025-03-31
Clean Energy Technologies, Inc.
filed 2025-05-20
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 20, 2025, there were 58,655,138 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash	$42,311	$62,101
Accounts receivable - net	479,968	131,067
Accounts receivable – Related Party	2,123,236	1,947,131
Advance to Supplier	219,035	195,575
Deferred Offering Costs	22,750	22,750
Due from related party	112,000	112,000
Loan Receivables	233,402	230,464
Inventories, net	504,242	497,003
Total Current Assets	3,736,944	3,198,091
Long-Term Assets:
Property and Equipment - Net	2,555	2,913
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	746,031	741,700
Investment to Shuya	570,481	485,889
Investment to Guangyuan Shuxin New Energy Co.	230,402	229,064
Long-term financing receivables - net	1,423,054	1,423,054
Advance to Supplier - Prepayment	548,000	548,000
License	354,322	354,322
Patents	79,941	82,910
Right -of - use asset	125,188	166,727
Other assets	55,921	56,125
Total Long-Term Assets	6,352,580	6,307,389

Total Assets	$10,089,524	$9,505,480

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,557,057	$1,509,782
Accounts payable – Related Party	(33)	(33)
Accrued expenses	375,640	465,232
Customer deposits	128,134	30,061
Warranty liability	100,000	100,000
Deferred revenue	33,000	33,000
Facility lease liability - current	92,671	130,483
Line of credit	621,870	662,804
Convertible Notes Payable (net of discount of $484,448 and 117,917 respectively)	3,727,009	3,094,577
Notes payable	399,749	403,943
Related party notes payable	22,450	8,250
Total Current Liabilities	7,057,547	6,438,099
Long-Term Liability:
Facility lease liability - non-current	32,779	38,125
Accrued dividend	48,039	90,754
Total Long-Term Liability	80,818	128,879

Total Liabilities	7,138,365	6,566,978

Stockholders’ Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 47,478,434 and 45,331,537 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	47,479	45,332
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and 756,139 outstanding as of and December 31, 2024	-	756
Additional paid-in capital	30,880,580	30,593,041
Accumulated other comprehensible income	(245,155)	(257,396)
Accumulated deficit	(27,731,745)	(27,443,231)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	2,951,159	2,938,502
Total Stockholders’ Equity	2,951,159	2,938,502
Total Liabilities and Stockholders’ Equity	$10,089,524	$9,505,480

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three months ended March 31, (Unaudited)

	2025	2024
Sales	$615,835	$1,315,037
Sales – related party	176,105	197,989
Total sales	791,940	1,513,026
Cost of goods sold	63,387	1,260,021
Gross profit	728,553	253,005

Operating expenses:
General and administrative expense	222,557	218,658
Salaries	433,799	511,111
Travel	32,377	29,652
Professional fees legal & accounting	66,213	199,053
Facility lease and maintenance	66,741	71,275
Consulting engineering	-	41,208
Depreciation and amortization	2,969	2,969
Total operating expenses	824,656	1,073,926
Operating loss	(96,103)	(820,921)

Other income (expense)	23,104	-
Change in derivative liability	-	-
Investment income from Shuya	81,638	-
Loss from deconsolidation of Shuya	-	(303,286)
Interest and financing fees	(339,821)	(295,193)
Total loss	(331,182)	(1,419,400)
Income tax expense	(49)	-
Net (loss) before noncontrolling interest from continuing operations	(331,231)	(1,419,400)
Net loss before noncontrolling interest from discontinued operations		-

Accumulative other comprehensive income (loss)
Foreign currency translation (loss)	12,241	(44,050)
Total other comprehensive (loss)	$(318,990)	(1,463,450)

Basic and diluted weighted average number of common shares outstanding	46,613,390	40,143,893
Net (loss) per common share basic and diluted	$(0.01)	(0.04)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2025 and 2024 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	interest	Totals
December 31, 2023	39,152,455	39,152	2,199,387	2,199	-	28,251,621	(196,827)	(22,984,163)	757,216	5,869,198
Shares issued for stock compensation	15,000	15	-	-	-	9,435	-	-	-	9,450
Shares issued for debt inducement	50,000	50	-	-	-	45,447	-	-	-	45,497
Shares issued for subscription	2,000,001	2,000	-	-	-	898,000	-	-	-	900,000
Shares issued for series E preferred conversion	1,333,492	1,333	(565,178)	(565)	-	(768)	-	-	-	-
Currency translation adjustments	-	-	-	-	-	-	(44,050)	-	-	(44,050
Non controlling interest ownership	-	-	-	-	-	-	-	-	(757,216)	(757,216
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470
Net Loss	-	-	-	-	-	-	-	(1,419,400)	-	(1,419,400
March 31, 2024	42,550,948	42,551	1,634,209	1,634	-	29,085,265	(240,877)	(24,473,587)	-	4,414,986

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Stockholders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	interest	Totals
December 31, 2024	45,331,537	45,332	756,139	756	-	30,593,041	(257,396)	(27,443,231)		2,938,502
Shares issued for stock compensation	25,000	25	-	-	-	11,975	-	-	-	12,000
Shares issued for debt inducement	56,100	56	-	-	-	27,994	-	-	-	28,050
Shares issued for series E preferred conversion	2,065,797	2,066	(756,139)	(756)	-	(1,310)	-	-	-	-
Value of the warrants issued for Mast Hill						248,880				248,880
Accumulated comprehensive income	-	-	-	-	-	-	12,241	-	-	12,241
Non controlling interest ownership	-	-	-	-	-	-	-	-
Accrued Series E preferred dividend	-	-	-	-	-	-	-	42,715	-	42,715
Net Loss	-	-	-	-	-	-	-	(331,231)	-	(331,231)
March 31, 2025	47,478,434	47,479	-	-	-	30,880,580	(245,155)	(27,731,747)	-	2,951,159

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2025 and 2024 (Unaudited)

	2025		2024
Cash Flows from Operating Activities:
Net Loss		$(331,231)	$(1,419,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		3,344	3,222
Loss from deconsolidation of Shuya		-	303,286
Stock compensation expense		12,000	9,450
Stock issued for stock inducement		-	45,497
Amortization of debt discount		108,133	23,352
Attributable income per equity method - Shuya		(81,638)	(38,378)
Reversal of inventory impairment reserve		(357,639)	-
(Increase)/ decrease in Right – of - use asset		41,799	(49,324)
(Decrease) /Increase in Lease liabilities		(43,387)	51,585
Increase in accounts receivable		(382,226)	(24,142)
Increase in accounts receivable – related party		(176,105)	(168,691)
(Increase)/ decrease in prepaid expenses		(12,322)	212,296
Decrease in other assets		965	32,933
(Increase)/ decrease in inventory		377,555	(109,028)
Increase in accounts payable		47,272	346,348
Increase in accrued interest		11,300	64,638
Decrease in accrued expenses		(119,048)	(85,262)
Increase/ (Decrease) in customer deposits		125,181	(70,018)
Net cash used in operating activities		(776,047)	(871,636)

Cash flows from investing activities
Investment in Heze Hongyuan			-
(Increase)/ decrease in Loan receivables		(2,932)	83,460
Net cash (used in) provided by continuing operations		(2,932)	83,460

Net cash flows (used in) provided by investing activities		(2,932)	83,460

Cash flows from financing activities
Proceeds from notes payable and lines of credit		2,032,050	556,250
Payments on notes payable and line of credit		(1,273,048)	(349,908)
Stock issued for cash			781,529
Net cash provided by continuing operations		759,002	987,871
Net cash provided by discontinued operations			-

Net cash flows provided by financing activities		759,002	987,871

Effect of currency exchange rate changes on cash		187	161

Net (decrease) increase in cash and cash equivalents		(19,790)	199,856
Cash and cash equivalents at beginning of period		62,101	89,625
Cash and cash equivalents at end of period		$42,311	$289,481

Supplemental cashflow information:
Interest paid		$116,812	$-
Taxes paid		$-	$-

Supplemental non-cash disclosure
Discount on new notes		$474,663	$-
Shares issued for preferred conversions	$		$1,333
Dividend accrued		$42,715	$70,023

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2025, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

The Company has four reportable segments: Clean Energy HRS (HRS) & CETY Europe, CETY Renewables waste to energy, and engineering, consulting & management services, and CETY HK NG trading.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $2,951,159 and a working capital deficit of 3,320,603 as of March 31, 2025. The company also had an accumulated deficit of $27,731,745 as of March 31, 2025. In addition, the Company has had continued negative cash flows used in operating activities. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

Plan of Operation

CETY is a clean energy technology company providing eco-friendly energy solutions, clean energy fuels, and alternative electric power for small to mid-sized projects across North America, Europe, and Asia. The company harnesses the power of heat and biomass to produce electricity with zero emissions and minimal cost. Additionally, the company offers Waste to Energy Solutions, converting waste materials from manufacturing, agriculture, and wastewater treatment plants into electricity and BioChar. Clean Energy Technologies also provides Engineering, Consulting, and Project Management Solutions, leveraging its expertise to develop clean energy projects for both municipal and industrial customers, as well as Engineering, Procurement, and Construction (EPC) companies.

Our principal businesses

Heat Recovery Solutions – Clean Energy Technologies patented Clean Cycle Generator (CCG) is a heat recovery system that captures waste heat from various sources and converts it into electricity. This system can be integrated into various industrial processes, helping to reduce energy costs and carbon emissions.

Waste to Energy Solutions - Clean Energy Technologies’ waste to energy solutions involve converting organic waste materials, such as agricultural waste and food waste, into clean energy through its proprietary pyrolysis technology that produce a range of products, including electricity, heat, and biochar.

Engineering, Consulting and Project Management Solutions – Clean Energy Technologies provides power generation, waste to energy, and heat recovery Engineering, Procurement and Construction (EPC) services to municipal and industrial customers and to design and incorporate clean energy solutions in their projects.

Clean Energy Technologies (H.K.) Limited (“CETY HK”) Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. According to our Framework Agreement with Shenzhen Gas, we will be required to contribute $8 million to the joint venture which plans to raise in future rounds of financing. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro economic factors have improved before commencement of the Shenzhen Gas joint venture.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2025, and December 31, 2024, we had a reserve for potentially un-collectable accounts receivable of $95,322. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2025, and December 31, 2024, we had a reserve for potentially un-collectable long-term financing receivables of $247,500.

Eight customers accounted for approximately 98% of accounts receivable on March 31, 2025. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2025 we had a reserve of $576,704 as compared to a reserve of $934,344 as of December 31, 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods ended March 31, 2025 and 2024.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2024 and March 31,2025 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31,2025, and December 31, 2024 and, we had outstanding customer deposits of $128,134 and $30,061 respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2025, we had outstanding common shares of 47,478,434. Basic Weighted average common shares and equivalents for the three months ended March 31, 2025, and March 31, 2024 were 46,613,390 and 40,143,893 respectively. As of March 31, 2025, we had convertible notes, convertible into approximately 3,727,009 of additional common shares and outstanding warrants of 2,931,602 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2025, and March 31, 2024 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the three months ended March 31, 2025, and 2024.

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

Selected Financial Data:

	For the three months ended March 31,
	2025	2024
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	612,354	72,488
NG Trading	3,481	1,219,629
Waste to Energy	176,105	211,568
Total Sales	$791,940	$1,513,026

Segment income and reconciliation before tax
Manufacturing and Engineering	-	7,806
Heat Recovery Solutions	552,333	51,599
LNG Trading	115	9,852
Waste to Energy	176,105	183,748
Total Segment income	728,553	253,005
Less: operating expense	(824,656)	(1,073,926)
Less: other income and expenses	(235,079)	(295,193)
Net (loss) before income tax	$(331,182)	$(1,116,114)

	March 31, 2025	December 31, 2024
Total Assets
Manufacturing and Engineering	$2,413,964	$2,464,125
Heat Recovery Solutions	3,365,429	2,966,966
Waste to Energy	1,824,320	1,648,324
NG Trading	2,485,811	2,426,065
Total Assets	$10,089,524	$9,505,480

	For the three months ended March 31,
	2025	2024
United States	788,459	286,311
China	3,481	1,219,629
Other international	-	7,086
Total Sales	791,940	1,513,026

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2025	December 31, 2024
Accounts Receivable	$575,290	616,989
Accounts Receivable Related Party	2,123,236	1,556,531
Less reserve for uncollectable accounts	(95,322)	(95,322)
Total	$2,603,204	2,078,198

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2025	December 31, 2024
Long-term financing receivables	$1,670,554	$1,670,554
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$1,423,054	$1,423,054

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2025 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	March 31, 2025	December 31, 2024
Inventory	$1,080,946	1,431,347
Less reserve for uncollectable accounts	(576,704)	(934,344)
Total	$504,242	497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2025	December 31, 2024
Property and Equipment	$125,141	1,434,743
Accumulated Depreciation	(122,586)	(1,431,830)
Net Fixed Assets	$2,555	2,913

Our Depreciation Expense for the three months ended March 31, 2025, and 2024 was  zero and $375 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2025	December 31, 2024
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(110,848)	(107,879)
Net Intangible Assets	$2,650,948	2,653,917

Our Amortization Expense for the three months ended March 31, 2025 and 2024 was $2,969 and 2,969 respectively.

As of both March 31, 2025, and December 31, 2024, goodwill amounted to $747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

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

The Patents balance, after amortization, was $79,941 as of March 31, 2025, and $82,910 as of December 31, 2024. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

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

NOTE 8 – ACCRUED EXPENSES

	March 31, 2025	December 31, 2024
Accrued Wages	$78,255	$78,254
Sales tax payable	14,658	15,014
Accrued Taxes and other	282,727	371,964
Total accrued expenses	$375,640	$465,232

NOTE 9 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2025, the outstanding balance was $621,870 compared to $662,804 at December 31, 2024.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of March 31, 2024 was $1,074,863.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024, and the principal balance and accrued interest of this as of March 31, 2024, was $413,548.

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

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025 and balance on this note as of March 31, 2025 was $0.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. FPM Development is in default and there was no balance owed as of March 31, 2025.

On August 22, 2024, the Company entered into a securities purchase agreement with Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $68,161.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 15,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $40,480.

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

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $75,660.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $63,930.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $0.

On November 18, 2024, as stated in the 3rd quarter of 2024 10Q filed on November 19, 2024, the Company and Mast, entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast. The balance of this note as of March 31, 2025 was $0.

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 40,000 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance on this note as of March 31, 2025, was $0.

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

On December 11, 2024, the Company and Mast Hill entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 10, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $50,000 on or before December 12, 2024, and the principal balance of the Mast Note shall be increased by $60,000 on the date that the Company received the funding from Mast. The original issuance and sale of the Mast Note was disclosed through the current report on Form 8-K that was filed with the SEC on September 13, 2024. The balance of this note as of March 31, 2025 was $0.

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $107,783.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The Transaction closed on January 16, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the Note and Warrants were issued to Mast Hill. The balance on this note as of March 31, 2025, was $1,671,039.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The Transaction closed on February 28, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the Note and Warrants were issued to Mast Hill. The balance on this note as of March 31, 2025, was $625,436.

Total due to Convertible Notes

	March 31, 2025	December 31, 2024
Total convertible notes	$3,636,859	2,649,197
Accrued Interest	503,701	492,401
Debt Discount	(413,551)	(47,021)
Total	$3,727,009	3,094,577

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of March 31, 2025	As of December 31, 2024
Right-of-used assets	125,188	$166,727
Lease liabilities – current	92,671	$130,483
Lease liabilities – non-current	32,779	38,125
Total lease liabilities	125,450	$168,608

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Three Months Ended March 31, 2025
Weighted average remaining lease term (years)	1.22
Weighted average discount rate	4.5%–10.0%

The following is a schedule, by year of lease payment for above three leases as of March 31, 2025:

For the 12 months ending	Lease Payment

March 31, 2026	98,476
March 31, 2027	34,026
Total undiscounted cash flows	132,502
Imputed Interest	(7,052)
Present value of lease liabilities	$125,450

Our lease expense for the three months ended March 31, 2025 and 2024 was $44,850 and $41,081 respectively.

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

On January 20, 2025, the Company entered into a consulting agreement with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued 25,000 shares of Common Stock to the consultant.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire. Pursuant to the agreement, FirstFire accepted 56,100 shares of the Company’s common stock as final payment on the loan. As of March 31, 2025, the outstanding balance of the loan was zero.

As of March 31, 2025, the Company has issued 2,065,797 shares for the conversion of Series E Preferred shares, with a total value of $756,139 year-to-date.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2025 there were 47,478,434 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On January 16, 2025, we issued 818,917 warrant shares in connection with the issuance of the promissory note in the principal amount of $1,637,833 to Mast Hill Fund at the exercise price per share of $2.50.

On February 28, 2025, we issued 310,000 warrant shares in connection with the issuance of the promissory note in the principal amount of $620,000 to Mast Hill Fund at the exercise price per share of $2.50.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Aggregate Intrinsic Value
Outstanding December 31, 2024	3,802,685	$1.69	6,423,388	$-
Expired	2,000,000
Additions	1,128,917	2.50	2,822,293	-
Outstanding March 31, 2025	2,931,602	$3.15	9,248,830	$-

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

On June 2, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, CETY invoiced VRG $801,086 in 2023, $1,051,178 in 2024, and $176,105 in 2025 which have been recorded as related party revenue in the respective periods.

CETY Renewables currently has $1,732,636 accounts receivable from Vermont Renewable Gas.

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

Note 13 - WARRANTY LIABILITY

For the quarter ended March 31, 2025 and 2024 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of March 31, 2025, and 2024 was $100,000.

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

NOTE 15 – THE STATUTORY RESERVES

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

NOTE 16 – SUBSEQUENT EVENTS

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500.

On April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400.

On May 06, 2025, the Company issued 315,000 shares of common stock pursuant to the conversion of the note dated May 6, 2022.

On May 6, 2025, the Company entered into a Subscription Agreement with various investors, pursuant to which the Purchasers acquired in the aggregate 10,731,707 shares of Company common stock, at a price of $0.41 per share, for aggregate gross proceeds of $4,400,000.

On May 7, 2025, the Company received a letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC, granting the Company an additional 180-day period, or until November 3, 2025, to regain compliance with Nasdaq’s minimum $1.00 bid price per share requirement.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000.

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, an Arizona limited liability company (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the principal amount of $109,500, and (ii) 40,000 shares of Company common stock, for an aggregate purchase price of $104,000.

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

Summary of Operating Results the three months Ended March 31, 2025 Compared to the same period in 2024

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $2,951,159 and a working capital deficit of 3,320,603 as of March 31, 2025, The company also had an accumulated deficit of $27,731,745 as of March 31, 2025 and used 776,047 in net cash from operating activities for the three months ended March 31, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the quarter ended March 31, 2025, our total revenue was $791,940 compared to $1,513,026 for the same period in 2024. Our total revenue for the first quarter of 2025 was lower compared to the same period in 2024, primarily due to minimal contributions from our China natural gas business.

For the quarter ended March 31, 2025, our gross profit was $728,553 compared to $253,005 for the same period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

For the three months ended March 31, 2025, our operating expense was $824,656 compared to $1,073,926 for the same period in 2024. The decrease in expenses was primarily driven by lower salary costs from our China operations and a reduction in professional fees for legal and accounting services, which were elevated in the prior period due to costs associated with our S-3 registration.

For the quarter ended March 31, 2025, we had a net loss of $331,182 compared to $1,419,400 for the same period in 2024. The improvement was largely attributable to reduced salary expenses in our China operations, lower legal and accounting costs, and stronger margins generated by our U.S.-based businesses.

For the quarter ended March 31, 2025, stockholders’ equity increased by $12,657 to $2,951,159, compared to $2,938,502 as of December 31, 2024, primarily due to higher increase from net income

CETY has successfully repositioned itself as a diversified clean energy solutions provider by establishing four distinct business segments designed to support scalable, stable, and diversified revenue growth. These segments include:

●	Clean Energy HRS (Heat Recovery Systems)
●	Waste-to-Energy (via Pyrolysis Technology)
●	Engineering, Procurement, and Consulting (EPC)
●	CETY HK (Natural Gas Trading and Acquisitions)

Revenue for the first quarter was primarily driven by the Clean Energy HRS and CETY Renewables segments. Looking ahead, the company anticipates stronger revenue contributions from its Waste-to-Energy, Heat Recovery, and EPC segments in the latter half of the year, segments which are expected to deliver higher gross margins.

CETY’s pilot Waste-to-Energy facility in Vermont, which integrates all of the company’s proprietary technologies and operational expertise into a unified, turnkey solution, is currently pending final approval from the Vermont Public Utility Commission.

Meanwhile, demand for Heat Recovery solutions is accelerating across both the U.S. and Europe. In parallel, CETY is actively scaling its Engineering and project management operations to deliver comprehensive self-generation energy solutions on a global scale.

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the non-China operations in the first quarter of 2025 vs. same period in 2024 was a result of this strategy. CETY believes that it will continue to deliver growth on these segments this year. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. Another catalyst that will potentially help our Company, is a continuously improving our global supply chain and lowering our cost.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2025, Compared to the three ended March 31, 2024

Net Sales

For the quarter ended March 31, 2025, our total revenue was $791,940 compared to 1,513,026 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the three months ended March 31, 2025, our revenue from HRS was $612,354 compared to $72,488 for the same period in 2024. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as customers are increasingly moving towards Independent Power Producer models.

For the three months ended March 31, 2025, revenue from the CETY Renewables segment was $176,105, compared to $211,568 for the same period in 2024. This segment is expected to remain relatively stable until construction activities commence later this year.

For the three months ended March 31, 2025, CETY reported no revenue from its Engineering and Manufacturing segments, compared to $9,342 for the same period in 2024. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment over the coming quarters.

For the three months ended March 31, 2025, revenue from our natural gas (NG) business was $3,481, a decrease from $1,219,629 for the same period in 2024. This decline is primarily due to macroeconomic factors and our strategic decision to reduce focus on lower-margin business activities.

Gross Profit

In the three months ending March 31, 2025, our gross profits totalled $728,553 marking a favorable increase compared to $253,005 recorded for the corresponding period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

Segment breakdown

For the three months ending March 31, 2025, our gross profit from Engineering and Manufacturing amounted to $0, compared to 7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the three months ended March 31, 2025, our gross profit from the HRS segment was $552,331, compared to $51,597 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, which included equipment sales and the sale of products with lower costs, along with engineering services.

For the three months ended March 31, 2025, our gross profit from our wholly owned subsidiary, JHJ, was $115, down from $9,852 for the same period in 2024. This decrease was primarily due to minimal business activity in China, which was partly a result of our strategic decision to reduce focus on lower-margin businesses in the region.

Selling, General and Administrative (SG&A) Expenses.

For the three months ended March 31, 2025, our SG&A expenses totalled $222,557, compared to $218,658 for the same period in 2024. This slight increase reflects stable and consistent expense management.

Salaries Expense

For the three months ended March 31, 2025, our salaries expense totalled $433,799, compared to $511,111 for the same period in 2024. The decrease was primarily due to reduced activity in our China natural gas business, while salary levels in other areas remained stable.

Travel Expense

For the three months ended March 31, 2025, our travel expenses were $32,377, compared to $29,652 for the same period in 2024. This slight increase reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the quarter ended March 31, 2025, our professional fees totalled $66,213, compared to $199,053 for the same period in 2024. The decrease was primarily due to reduced legal and consulting activity, as the first quarter of 2024 included higher costs related to our S-3 registration process.

Facility Lease and Maintenance Expense

For the three months ended March 31, 2025, our facility lease and maintenance expenses totalled $66,741, compared to $71,275 for the same period in 2024. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the three months ended March 31, 2025, our depreciation and amortization expense was $2,969, unchanged from the same period in 2024. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

The three months ended March 31, 2025 and 2024; we had no derivative liability.

Interest and Finance Fees

For the three months ended March 31, 2025, interest and finance fees totalled $339,821, compared to $295,193 for the same period in 2024. The increase was primarily due to two larger interim financings secured to bridge the company through the finalization of funding for the Vermont Renewable Project, aimed at addressing approximately $1.7 million in accounts receivable, and to support the completion of the S-3 registration.

Net Loss

For the three months ended March 31, 2025, our net loss was $331,231, compared to a net loss of $1,419,400 for the same period in 2024. This significant decrease is primarily attributable to higher-margin revenue from the HRS segment—driven by equipment and technical sales—as well as stable contributions from CETY Renewables in support of the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China NG business contributed to improved overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(776,047)	$(871,636)
Net cash provided by investing activities	(2.932)	83,460
Net cash provided by financing activities	759,002	987,871
Foreign Currency Transaction	12,241	161
Net increase in cash and cash equivalents	$(19,790)	$289,481

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2024 and 2023 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2024 and 2023, we had outstanding customer deposits of $128,134 and $30,061 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 14, 2025, and our registration statement on Form S-3 filed with the SEC on March 13, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities

Effective January 16, 2025, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833.33, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050.

On January 27, 2025, the Company issued 56,100 shares upon the final conversion of a convertible promissory note issued to Firstfire Global Opportunities Fund LLC.

On February 11, 2025, the Company entered into a consulting agreement with a third-party consultant, and as a condition to the agreement, the Company issued 25,000 shares of common stock to the consultant.

Effective February 28, 2025, the Company entered into a securities purchase agreement with Mast Hill pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

4.2	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.3	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.4	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (Included as exhibit 10.136 to Form 10-K filed on April 15, 2022)

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (Included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.5	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.10	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-1/A filed on March 13, 2025).

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

10.76	Securities Purchase Agreement, dated April 22, 2025, between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC (included as Exhibit 10.1 to Form 8-K filed on April 24, 2025)

10.77	Promissory Note, dated April 22, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 24, 2025)

10.78	Form of Subscription Agreement dated May 6, 2025 (included as Exhibit 10.1 to Form 8-K filed on May 7, 2025)

10.79	Securities Purchase Agreement, dated May 8, 2025, between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on May 12, 2025)

10.80	Promissory Note, dated May 8, 2025 (included as Exhibit 10.2 to Form 8-K filed on May 12, 2025)

21.1	List of subsidiaries of the Company (included as Exhibit 21.1 to Form 10-K filed on April 17, 2023).

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	May 20, 2025

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	May 20, 2025

