Form 10-Q
period 2025-06-30
Clean Energy Technologies, Inc.
filed 2025-08-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 68,576,161 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	Unaudited	Audited
	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash	$4,408,887	$62,101
Accounts receivable - net	645,268	131,067
Accounts receivable - Related Party	2,278,728	1,947,131
Advance to supplier – Current	648,145	195,575
Deferred Offering Costs	22,750	22,750
Due from related party	112,000	112,000
Loan Receivables	391,229	230,464
Inventory, net	484,639	497,003
Investment to Guangyuan Shuxin New Energy Co.	233,411	-
Total Current Assets	$9,225,057	$3,198,091
Non-Current Assets
Property & Equipment - Net	2,207	2,913
Goodwill	747,976	747,976
Investment LWL	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas Co.	755,776	741,700
Long Term Investment - Shuya	615,519	485,889
Investment to Guangyuan Shuxin New Energy Co.	-	229,064
Long-term financing receivables - net	1,423,055	1,423,054
Advance to supplier - prepayment	-	548,000
License	354,322	354,322
Patents	76,972	82,910
Right of use asset - long term	82,790	166,727
Other Assets	33,161	56,125
Total Non-Current Assets	5,560,487	6,307,389
Total Assets	$14,785,544	$9,505,480

Liabilities
Current Liabilities
Accounts Payable	1,613,589	1,509,782
Accounts Payable - Related Party	90,707	(33)
Accrued Expenses	562,778	465,232
Customer Deposits	82,510	30,061
Warranty Liability	100,000	100,000
Derivative liability	251,718	-
Deferred Revenue	33,000	33,000
Facility Lease Liability - Current	56,806	130,483
Line of Credit	599,038	662,804
Notes payable - GE	-	-
Convertible Notes Payable	3,135,630	3,094,577
Note payable	361,214	403,943
Related party notes payable	70,250	8,250
Total Current Liabilities	6,957,240	6,438,099
Long-Term Debt
Facility Lease Liability - Long Term	24,577	38,125
Accrued Dividend	48,039	90,754
Total Long-Term Debt	72,616	128,879
Total Liabilities	7,029,856	6,566,978

Equity
Common stock, $.001 par value; 2,000,000,000 shares authorized; 63,173,457 and 47,478,434 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	63,174	45,332
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and 756,139 outstanding as of and December 31, 2024	-	756
Additional Paid-In Capital	36,732,024	30,593,041
Accumulated other comprehensible loss	(218,973)	(257,396)
Accumulated Deficit	(28,820,537)	(27,443,231)
Total Equity	7,755,688	2,938,502
Total Liabilities & Equity	$14,785,544	9,505,480

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2025 and 2024 (Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Sales	$80,783	$48,387	$696,618	$1,363,423
Sales - Related Party	155,492	147,739	331,597	345,728
Total Income	236,275	196,126	1,028,215	1,709,151

Cost of Goods Sold	12,618	20,095	76,005	1,280,116

Gross Profit	223,657	176,031	952,210	429,035

Expense
General and Administrative Expense	134,031	270,614	356,588	487,391
Salaries	439,469	455,732	873,268	966,843
Travel	47,360	51,572	79,737	81,224
Professional Fees Legal & Accounting	267,106	226,960	333,319	353,065
Facility Lease and Maintenance	66,658	79,609	133,399	150,883
Consulting Engineering	896	62,490	896	176,646
Depreciation and Amortization	2,969	2,969	5,938	5,938
Total Expense	958,489	1,149,946	1,783,145	2,221,990

Net Profit / (Loss) From Operations	(734,832)	(973,915)	(830,935)	(1,792,955)

Other Income & Expense
Other Income	(95)	142,037	23,009	-
Change in Derivative Liability	112,672	-	112,672	-
Investment income (loss) from Shuya	37,503	(6,388)	119,141	31,990
Gain / (Loss) on Debt Settlement and Write Down	-	276,094	-	(65,570)
Interest and Financing fees	(504,038)	(127,669)	(843,859)	(424,743)
Net Profit / (Loss) Before Income Taxes	(1,088,790)	(831,878)	(1,419,972)	(2,251,278)

Income Tax Expense	-	-	(49)	-
Net Profit / (Loss)	$(1,088,790)	$(831,878)	$(1,420,021)	$(2,251,278)

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(1,088,790)	(831,878)	(1,420,021)	(2,251,278)

Other Comprehensive Item
Foreign Currency Translation Gain	26,182	15,354	38,423	59,404
Total Comprehensible Income / (Loss)	$(1,062,608)	$(816,524)	$(1,381,598)	$(2,191,874)

Per Share information
Basic and diluted weighted average number of common shares outstanding	55,834,271	43,086,707	51,249,303	41,618,349
Net loss per common share basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.06)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

for the three and six months ended June 30, 2025 and 2024 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Total Stock holders’ Deficit
Description	Shares	Amount	Amount	Shares	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2023	$39,152,455	$39,152	$2,199,387	$2,199	-	$28,251,621	$(196,827)	$(22,984,163)	$757,216	$5,869,198

Shares issued for stock compensation	15,000	15				9,435				9,450
Shares issued for debt inducement	50,000	50				45,447				45,497
Shares issued for subscription	2,000,001	2,000				898,000				900,000
Shares issued for series E preferred conversion	1,333,492	1,333	(565,178)	(565)		(768)				-
Accumulated Comprehensive							(44,050)			(44,050)
Deconsolidation of Shuya									(757,216)	(757,216)
Accrued Series E preferred dividend								(70,024)		(70,024)
Subscription receivable						(118,470)				(118,470)
Net Loss								(1,419,400)		(1,419,400)
March 31, 2024	$42,550,948	$42,551	$1,634,209	$1,634	-	$29,085,265	$(240,877)	$(24,473,587)	$-	$4,414,986
Shares issued for stock compensation	40,000	40				52,760				52,800
Shares issued for debt inducement
Shares issued for subscription	1,203,333	1,203				1,081,797				1,083,000
Shares issued for series E preferred conversion	782,100	782	(756,435)	(756)		(26)				-
Accumulated Comprehensive							(15,354)			(15,354)
Non controlling interest ownership										-
Accrued Series E preferred dividend								(5,631)		(5,631)
Net Loss								(831,878)		(831,878)
June 30, 2024	$44,576,381	$44,576	$877,774	$878	-	$30,219,796	$(256,231)	$(25,311,096)	-	$4,697,923
Shares issued for stock compensation										-
Shares issued for debt inducement	180,000	180				131,320				131,500
Shares issued for subscription	160,156	160				102,340				102,500
Shares issued for series E preferred conversion	400,000	400	(121,635)	(122)		(278)				-
Value of the warrants issued for Mast Hill						3,858				3,858
Accumulated Comprehensive							(83,243)			(83,243)
Non controlling interest ownership										-
Accrued Series E preferred dividend								66,090		66,090
Subscription receivable										-
Net Loss								(865,648)		(865,648)
December 31, 2024	$45,331,537	$45,332	$756,139	$756	-	$30,593,041	$(257,396)	$(27,443,231)	-	$2,938,502
Shares issued for stock compensation	25,000	25				11,975				12,000
Shares issued for debt conversion	56,100	56				27,994				28,050
Shares issued for subscription		-								-
Shares issued for series E preferred conversion	2,065,797	2,066	(756,139)	(756)		(1,310)				-
Value of the warrants issued for Mast Hill		-				248,880				248,880
Accumulated Comprehensive		-					12,241			12,241
Non controlling interest ownership		-								-
Accrued Series E preferred dividend		-						42,715		42,715
Subscription receivable		-								-
Net Loss		-						(331,231)		(331,231)
March 31, 2025	$47,478,434	$47,479	-	-	-	$30,880,580	$(245,155)	$(27,731,747)	-	$2,951,157
Shares issued for stock compensation	62,926	63				16,399				16,462
Shares issued for debt conversion	4,720,393	4,720				1,397,884				1,402,604
Shares issued for debt inducement	180,000	180				47,895				48,075
Shares issued for subscription	10,731,704	10,732				4,389,268				4,400,000
Shares issued for series E preferred conversion										-
Value of the warrants issued for Mast Hill										-
Accumulated Comprehensive		-					26,180			26,180
Non controlling interest ownership		-								-
Accrued Series E preferred dividend		-								-
Net Loss		-						(1,088,790)		(1,088,790)
June 30, 2025	$63,173,457	$63,174	-	-	-	$36,732,026	$(218,975)	$(28,820,537)	$	$7,755,688

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024 (Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,420,021)	$(2,251,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,690	6,694
Loss from deconsolidation of Shuya	-	27,139
Stock compensation expense	76,537	62,250
Stock issued for debt inducement	-	45,497
Amortization of debt discount	332,572	46,704
Change in fair value of derivative liabilities	(112,672)	-
Attributable income per equity method - Shuya	(119,142)	(31,990)
Reversal of inventory impairment reserve	(357,639)	-
(Increase)/ decrease in Right – of - use asset	84,602	(7,841)
(Decrease) /Increase in Lease liabilities	(87,779)	10,268
Increase in accounts receivable	(514,201)	(35,073)
Increase in accounts receivable – related party	(331,597)	(316,429)
(Increase)/ decrease in Tax receivable	-	(42,488)
Decrease in prepaid expenses	133,965	559,790
(Increase)/decrease in other assets	(2,795)	113,813
(Increase)/ decrease in inventory	370,007	(185,015)
Increase in accounts payable	103,808	441,603
Increase in accrued interest	143,260	82,114
Increase in accrued expenses	147,695	9,590
Decrease in customer deposits	(10,274)	(147,382)
Net cash used in operating activities	(1,556,984)	(1,612,034)

Cash flows from investing activities
Decrease in Loan receivables	-	83,160
Net cash flows (used in) provided by investing activities	-	83,160

Cash flows from financing activities
Proceeds from notes payable and lines of credit	3,085,450	590,516
Payments on notes payable and line of credit	(1,516,597)	(585,033)
Borrowing from related party	89,635	-
Other receivable	(155,176)	-
Loan to Rongjun	-	(41,632)
Stock issued for cash	4,399,999	1,864,529
Net cash flows provided by financing activities	5,903,311	1,828,380

Effect of currency exchange rate changes on cash	459	(1,188)

Net (decrease) increase in cash and cash equivalents	4,346,786	298,318
Cash and cash equivalents at beginning of period	62,101	89,625
Cash and cash equivalents at end of period	$4,408,887	$387,943

Supplemental cashflow information:
Interest paid	$116,812	$66,781
Taxes paid	$-	$-

Supplemental non-cash disclosure
Discount on new notes	$598,373	$-
Shares issued for preferred conversions	$1,402,604	$2,115
Dividend accrued	$42,715	$75,655

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2025, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,755,688 and a working capital of 2,267,817 as of June 30, 2025. The company also had an accumulated deficit of $28,820,537 as of June 30, 2025. In addition, the Company has had continued negative cash flows used in operating activities of 1,556,984. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Clean Energy Technologies (H.K.) Limited (“CETY HK”) Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro economic factors have improved before commencement of the Shenzhen Gas joint venture.On or about June 18, 2025, CETY HK acquired a holding company, Herbert YF Global Holding Limited, a limited company organized under the laws of Hong Kong.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2025, and December 31, 2024, we had a reserve for potentially un-collectable accounts receivable of $95,322 and $95,322. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2025, and December 31, 2024, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500.

7 customers accounted for approximately 100% of accounts receivable on June 30, 2025. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2025 we had a reserve of $576,704 as compared to a reserve of $934,344 as of December 31, 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods six months ended June 30, 2025 and 2024.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2025 and December 31, 2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30,2025, and December 31, 2024 and, we had outstanding customer deposits of $82,510 and $30,061 respectively.

Derivative liability

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions as disclosed in Note 9 containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in the financial statements.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $251,718 and zero as of June 30, 2025 and December 31, 2024, respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2025, we had outstanding common shares of 63,173,457. Basic Weighted average common shares and equivalents for the six months ended June 30, 2025, and June 30, 2024 were 51,249,303 and 41,618,349 respectively. As of June 30, 2025, we had convertible notes, convertible into approximately 17,841,920 of additional common shares and outstanding warrants of 2,228,266 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the six months ended June 30, 2025, and June 30, 2024 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the six months ended June 30, 2025, and 2024.

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

Selected Financial Data:

	For the six months ended June 30,
	2025	2024
Net Sales
Manufacturing and Engineering	$0	$9,341
Heat Recovery Solutions	689,488	120,874
NG Trading	7,130	1,219,629
Waste to Energy	331,597	359,307
Total Sales	$1,028,215	$1,709,151

Segment income and reconciliation before tax
Manufacturing and Engineering	0	7,806
Heat Recovery Solutions	620,374	79,889
LNG Trading	239	9,853
Waste to Energy	331,597	331,487
Total Segment income	952,210	429,035
Less: operating expense	1,783,145	2,221,990
Less: other income and expenses	(589,037)	(458,323)
Net (loss) before income tax	$(1,419,972)	$(2,251,278)

	June 30, 2025	December 31, 2024
Total Assets
Manufacturing and Engineering	$6,758,702	$2,464,125
Heat Recovery Solutions	3,466,396	2,966,966
Waste to Energy	1,979,832	1,648,324
NG Trading	2,580,614	2,426,065
Total Assets	$14,785,544	$9,505,480

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the six months ended June 30,
	2025	2024
United States	671,085	482,435
China	7,130	1,219,629
Other international	350,000	7,087
Total Sales	1,028,215	1,709,151

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

On February 13, 2018, the Corporation and Confections Ventures Limited. (“CVL”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement,” together with the Stock Purchase Agreement and the transactions contemplated thereunder, the “Financing”) pursuant to which the Corporation issued to CVL a convertible promissory Note (the “CVL Note”) in the principal amount of $939,500 with an interest rate of 10% per annum and a maturity date of February 13, 2020. The CVL Note is convertible into shares of Common Stock at $0.12 per share, as adjusted as provided therein. This note was assigned to MGW Investments.

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

Recently Issued Accounting Standards

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the quarter ended June 30, 2025 no stock issuance costs were capitalized.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2025	December 31, 2024
Accounts Receivable	$740,590	226,389
Accounts Receivable Related Party	2,278,728	1,947,131
Less reserve for uncollectable accounts	(95,322)	(95,322)
Total	$2,923,996	2,078,198

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2025	December 31, 2024
Long-term financing receivables	$1,670,555	$1,670,554
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$1,423,055	$1,423,054

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2025 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	June 30, 2025	December 31, 2024
Inventory	$1,061,343	1,431,347
Less reserve	(576,704)	(934,344)
Total	$484,639	497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2025	December 31, 2024
Property and Equipment	$125,200	1,434,743
Accumulated Depreciation	(122,993)	(1,431,830)
Net Fixed Assets	$2,207	2,913

Our Depreciation Expense for the six months ended June 30, 2025, and 2024 was 752 and $5,938 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2025	December 31, 2024
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(113,817)	(107,879)
Net Intangible Assets	$2,647,979	2,653,917

Our Amortization Expense for the six months ended June 30, 2025 and 2024 was $5,938 and $5,938 respectively.

As of both June 30, 2025, and December 31, 2024, goodwill amounted to $747,976 and $$747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

The LWL Investment balance of $1,468,709 as of both June 30, 2025 and December 31, 2024 is classified as having an indefinite life. This classification is based on the nature of the investment, which is expected to provide continued economic benefits without a foreseeable end date. The Company conducts an annual review to assess whether this classification remains appropriate, including evaluating the investment’s ability to generate cash flows and the continued support of the investment’s carrying value.

The License balance remained unchanged at $354,322 as of June 30, 2025 and December 31, 2024. The License is considered to have a infinite life, and as such, it is subject to amortization over its estimated useful life. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

The Patents balance, after amortization, was $76,972 as of June 30, 2025, and $82,910 as of December 31, 2024. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

LWL Acquisition - Based on the foregoing analysis of the facts surrounding the Company’s acquisition of LWL, it is the Company’s position that the Company is the acquirer of LWL, under the acquisition method of accounting.

As such, as of November 8, 2021 (the acquisition date), the Company recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed in the Business combination.

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$28,718
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,718

Liabilities assumed:
Advance Receipts	$8,539
Taxes Payable	$179
Net Assets Acquired:	$1,500,000

If LWL had reached USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller. The performance contingencies were not met. Since the performance metrics were clearly defined and objectively not met, the contingency is considered extinguished and no accrual is warranted.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (“note holder”) entered a convertible note agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd (“Rongjun” or “the borrower”) with maturity on January 10, 2025 and extended to January 10, 2027. Under this convertible note, JHJ lent RMB 5,000,000 ($0.7 million) to Rongjun with annual interest rate of 12%, calculated from the Issuance Date until all outstanding interest and principal is paid in full. The Borrower may pre-pay principal or interest on this Note at any time prior to the maturity date, without penalty. JHJ has the right to convert this note directly or indirectly into shares or equity interest of Heze Hongyuan Natural Gas Co., Ltd (“Heze”) equal to 15% of Heze’s outstanding Equity Interest. Rongjun owns 90% of Heze. During the year end December 31, 2024, JHJ recorded $57,800 interest income accrued from 2022 from this note, the accrual of interest income ceased in October 2022. The bondholders also have the option to convert accrued but unpaid interest into the principal amount of the convertible note.

NOTE 8 – ACCRUED EXPENSES

	June 30, 2025	December 31, 2024
Accrued Wages	$78,254	$78,254
Sales tax payable	15,271	15,014
Accrued Taxes and other	469,253	371,964
Total accrued expenses	$562,778	$465,232

NOTE 9 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2025, the outstanding balance was $599,038 compared to $662,804 at December 31, 2024.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 234,375 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this note as of June 30, 2024 was paid off.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 93,750 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024, and the principal balance and accrued interest of this as of June 30, 2025, was $179,980.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 38,437 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this note as of November 8, 2023 was $138,923. On that date this note was converted into Series E preferred shares of CETY.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 58,438 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this note as of November 8, 2023 was $209,517. On that day this note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 367,000 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. On that day this note was converted into Series E preferred shares of CETY.

On July 20, 2023, the Company closed the transactions contemplated by the Securities Purchase Agreement with Mast Hill, dated July 18, 2023, pursuant to which the Company issued to Mast Hill a $556,000 Convertible Promissory Note, due July 18, 2024 for a purchase price of $500,400 plus an original issue discount in the amount of $55,600, and an interest rate of fifteen percent (15%) per annum. The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $6.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of November 8, 2023 was $581,363. On that day this note was converted into Series E preferred shares of CETY.

On October 13, 2023, the company entered into a promissory note with Diagonal in the amount of $197,196 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on August 15, 2024 and has mandatory monthly payments of $21,692. The note had an OID of $21,128 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. This note was paid off on August 15, 2024 and the balance on this note as of December 31, 2024, was $0.

On November 17, 2023, the Company entered into a promissory note with Diagonal in the amount of $261,450 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $28,760. The note had an OID of $28,013 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance of this note was paid off as of December 31, 2024.

On November 30, 2023, the Company entered into a promissory note with Diagonal in the amount of $136,550 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on September 30, 2024 and has mandatory monthly payments of $15,021. The note had an OID of $16,700 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance of this note as of December 31, 2024 was $0.

On December 19, 2023, the Company entered into a promissory note in the amount of $92,000 with an interest rate of 10% per annum and a default interest rate of 22% per annum. This note is due in full on October 30, 2024 and has mandatory monthly payments of $10,120. The note had an OID of $12,000 and was recorded as finance fee expense. In the event of the default, at the option of the Investor, the note may be converted into shares of common stock of the company. This note is convertible, but not until a contingent event of default has taken place, none of which has occurred as of the date of this filing. The balance of this note as of December 31, 2024 was $0.

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirstFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 10,000 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance of this note as of December 31, 2024 was $0.

On February 2, 2024, the Company entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company Coventry pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000, which amount is the $80,000 actual amount of the purchase price plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Coventry 20,000 shares of Common Stock. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. The note was paid off as of December 1, 2024 and balance of this note as of December 31, 2024 was $0.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 20,000 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025, and balance of this note as of June 30, 2025 was $0.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. FPM Development is in default, and there was $0 owed as of June 30, 2025.

On August 22, 2024, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $0.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 15,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $10,120.

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

On September 10, 2024, the Company entered into a securities purchase agreement with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 for a purchase price of $612,000. The balance of this note as of June 30, 2025 was $0. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share, at the conversion price of $2.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate. The balance of this note as of June 30, 2025, was $0.

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $18,914.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $0.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $0.

On November 18, 2024, as stated in the 3rd quarter of 2024 10Q filed on November 19, 2024, the Company and Mast, entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast. The balance of this note as of June 30, 2025 was $0.

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 40,000 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance of this note as of June 30, 2025, was $0.

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

On December 11, 2024, the Company and Mast Hill entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 10, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $50,000 on or before December 12, 2024, and the principal balance of the Mast Note shall be increased by $60,000 on the date that the Company received the funding from Mast. The original issuance and sale of the Mast Note was disclosed through the current report on Form 8-K that was filed with the SEC on September 13, 2024. The balance of this note as of June 30, 2025 was $0.

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of June 30, 2025, was $49,633.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note as of June 30, 2025, was $1,711,872.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note as of June 30, 2025, was $635,458.

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $223,903, net with unamortized OID of $25,875 and unamortized discount from initial recognition of derivative liability of $95,222.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $125,473. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.44, the closing stock price of the Company’s common stock on the date of valuation of $0.43, an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.86%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $71,555 resulting in a gain of $53,918 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.23, the closing stock price of the Company’s common stock on the date of valuation of $0.25, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 3.86%, and an expected term of 0.76 years. In addition, the Company recorded $30,251 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $149,314 net with unamortized OID of $21,333 and unamortized discount from initial recognition of derivative liability of $85,353. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $105,606. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.35, the closing stock price of the Company’s common stock on the date of valuation of $0.40, an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.98%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $58,908 resulting in a gain of $46,697 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.23, the closing stock price of the Company’s common stock on the date of valuation of $0.25, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 3.98%, and an expected term of 0.81 years. In addition, the Company recorded $20,253 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $1.00 (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $128,685.

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, an Arizona limited liability company (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the original principal amount of $109,500, and (ii) 40,000 shares of Company common stock (the “Shares”) for a purchase price of $104,000. On May 19, 2025, the purchase price was paid by Lucas Ventures to the Company, and the note and shares were issued to Lucas Ventures. The note matures on August 15, 2025, accrues interest of 8% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following 90 days after note funding, at a conversion price of $0.50; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% if the market capitalization of the Company falls below $2,500,000). The balance of the note as of June 30, 2025, was $110,508.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 50,000 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $181,208, net with unamortized OID of $30,708 and unamortized discount from initial recognition of derivative liability of $123,084. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $133,311. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.26, the closing stock price of the Company’s common stock on the date of valuation of $0.27, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate ranging of 4.12%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $121,254 resulting in a gain of $12,056 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.23, the closing stock price of the Company’s common stock on the date of valuation of $0.25, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 4.12%, and an expected term of 0.92 years. In addition, the Company recorded $10,227 interest expense for amortization of debt discount from the initial recognition of derivative liability.

The following is the change in derivative liability for the six Months ended June 30, 2025:

Balance, January 1, 2025	$—

Issuance of new derivative liability	364,389
Conversions	—
Change in fair market value of derivative liability	(112,671)

Balance, June 30, 2025	$251,718

Total due to Convertible Notes

	June 30, 2025	December 31, 2024
Total convertible notes	$3,685,202	2,649,197
Accrued interest	127,641	492,401
Debt discount	(901,650)	(93,725)
Amortization of debt discount	224,437	46,704
Total	$3,135,630	3,094,577

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

On January 30, 2024, JHJ entered into a lease for the office in Chengdu City (“Chengdu lease”), China from January 30, 2024 to February 28, 2026 and has a monthly rent of RMB 28,200 including the VAT. The lease required a security deposit of RMB 77,120 (or $10,600). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease.

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of June 30, 2025	As of December 31, 2024
Right-of-used assets	82,790	$166,727
Lease liabilities – current	56,806	$130,483
Lease liabilities – non-current	24,577	38,125
Total lease liabilities	81,383	$168,608

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Six Months Ended June 30, 2025
Weighted average remaining lease term (years)	1.33
Weighted average discount rate	4.5%–10.0%

The following is a schedule, by year of lease payment for above six leases as of June 30, 2025:

For the 12 months ending	Lease Payment

June 31, 2026	62,434
June 31, 2027	23,899
Total undiscounted cash flows	86,333
Imputed Interest	4,950
Present value of lease liabilities	$81,383

Our lease expense for the six months ended June 30, 2025 and 2024 was $119,733 and $133,264 respectively.

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

On March 4, 2025, the Company entered into a securities purchase agreement with FirstFire. Pursuant to the agreement, FirstFire accepted 56,100 shares of the Company’s common stock as final payment on the loan. As of June 30, 2025, the outstanding balance of the loan was $0.

As of June 30, 2025, the Company has not issued any shares for the conversion of Series E Preferred shares, with a total value of zero year-to-date.

On or about April 7, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 4, 2025, described above, the Company issued 45,000 shares of Company common stock to Pacific Pier.

On or about April 23, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 23, 2025, described above, the Company issued 45,000 shares of Company common stock to Pacific Pier.

On May 6, 2025, the Company entered into a Subscription Agreement with various investors, pursuant to which the purchasers acquired in the aggregate 10,731,704 shares of Company common stock, at a price of $0.41 per share, for aggregate gross proceeds of $4,400,000.

On May 7, 2025, the Company received a letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC, granting the Company an additional 180-day period, or until November 3, 2025, to regain compliance with Nasdaq’s minimum $1.00 bid price per share requirement.

On or about May 9, 2025, the Company issued 315,000 shares of common stock to Mast Hill pursuant to its conversion of $100,120 in interests and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 19, 2025, pursuant to the securities purchase agreement with Lucas Ventures dated May 19, 2025, described above, the Company issued 40,000 shares of Company common stock to Lucas Ventures.

On or about May 23, 2025, the Company issued 500,000 shares of common stock to Mast Hill pursuant to its conversion of $154,240.00 in interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 501,000 shares of common stock to Mast Hill pursuant to its conversion of $154,548.48 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 502,000 shares of common stock to Mast Hill pursuant to its conversion of $154,856.96 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 1,744,141 shares of common stock to Mast Hill pursuant to its conversion of the remaining $538,032.89 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022, leaving a balance of $0 under that note.

On or about June 4, 2025, pursuant to the securities purchase agreement with Mast Hill dated June 3, 2025, described above, the Company issued 50,000 shares of Company common stock to Mast Hill.

On or about June 10, 2025, the Company issued 500,000 shares of common stock to Mast Hill pursuant to its conversion of $121,635 in interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 17, 2025, the Company issued 501,000 shares of common stock to Mast Hill pursuant to its conversion of $126,252 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 20, 2025, the Company issued 33,464 shares of common stock to 1800 Diagonal pursuant to its conversion of $33,464 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 123,788 shares of common stock to 1800 Diagonal pursuant to its conversion of $25,995 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 62,926 shares of common stock to Lucas Ventures as true-up shares under the securities purchase agreement with Lucas Ventures dated November 29, 2024.

Common Stock

Our Articles of Incorporation authorize us to issue 2,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2025 there were 63,173,457 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $48,039 of dividend has been accrued but not paid as of June 30, 2025.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price		Warrants exercisable - Common Share Equivalents	Aggregate Intrinsic Value
Outstanding December 31, 2024	3,802,685		$1.69	6,423,538	$-
Expired	(3,203,336)		1.60	(5,125,338)	-
Additions	500,000		2.00	1,000,000	-
Additions	1,128,917		2.50	2,822,293	-
Outstanding June 30, 2025	2,228,266	$		5,120,493	$-

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

On June 2, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, HRS and CETY Renewables invoiced VRG $882,374 in 2023, $1,064,757 in 2024, and $331,597 in 2025 which have been recorded as related party revenue in the respective periods.

CETY currently has $2,278,728 accounts receivable from Vermont Renewable Gas.

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

Note 13 - WARRANTY LIABILITY

For the six ended June 30, 2025 and 2024 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of June 30, 2025, and 2024 was $100,000.

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

NOTE 16 – SUBSEQUENT EVENTS

On or about July 8, 2025, the Company issued 510,000 shares of common stock to Mast Hill pursuant to its conversion of $97,629.30 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 11, 2025, the Company issued 467,704 shares of common stock to Mast Hill pursuant to its conversion of $86,544 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 18, 2025, the Company issued 500,000 shares of common stock to Mast Hill pursuant to its conversion of $97,695 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On July 18, 2025, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which the Company sold, and FirstFire purchased, (i) a convertible promissory note in the principal amount of $201,250, and (ii) 125,000 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 21, 2025, and on such date pursuant to the securities purchase agreement, FirstFire’s legal expenses of $5,500 were paid from the gross purchase price, the Company received net funding of $169,500, and the note and shares were issued to FirstFire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is unsecured. The Company is generally required to make monthly payments beginning September 18, 2025 (and on the 18th of each month thereafter) in the amount of $22,137.50 per month. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest traded price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

On or about July 21, 2025, the Company issued 1,000,000 shares of common stock to Mast Hill pursuant to its conversion of $195,390 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about July 30, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $151,800 for a purchase price of $132,000. The transaction was funded by 1800 Diagonal and closed on July 31, 2025, and pursuant to the SPA, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $125,000, and the note was issued to 1800 Diagonal. The note matures on May 30, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 10 monthly payments in the amount of $17,153.40 beginning on August 30, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to equal to 85% of the lowest closing bid price during the trading day prior to the conversion date; provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

On or about August 1, 2025, the Company issued 1,000,000 shares of common stock to Mast Hill pursuant to its conversion of $192,150 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 1, 2025, the Company issued 300,000 shares of common stock to Mast Hill pursuant to its conversion of $55,895 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 6, 2025, the Company issued 1,500,000 shares of common stock to Mast Hill pursuant to its conversion of $286,475 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Summary of Operating Results the Six months Ended June 30, 2025 Compared to the same period in 2024

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,755,688 and a working capital of 2,267,817 as of June 30, 2025, The company also had an accumulated deficit of $28,820,537 as of June 30, 2025 and used 1,556,984 in net cash from operating activities for the six months ended June 30, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the six months ended June 30, 2025, our total revenue was $1,028,215 compared to $1,709,151 for the same period in 2024. Our total revenue for the first half of 2025 was lower compared to the same period in 2024, primarily due to minimal contributions less than 3% from our China natural gas business.

For the six months ended June 30, 2025, our gross profit was $952,210 compared to $429,035 for the same period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

For the six months ended June 30, 2025, our operating expense was $830,935 compared to $1,792,955 for the same period in 2024. The decrease in expenses was primarily driven by lower salary costs from our China operations and a reduction in for general and administration expenses, which were elevated in the prior period due to costs associated with our S-3 registration.

For the six months ended June 30, 2025, we had a net loss of $1,420,021 compared to $2,251,278 for the same period in 2024. The improvement was largely attributable to reduced salary expenses in our China operations, lower legal and accounting costs, and stronger margins generated by our U.S.-based businesses.

For the quarter ended June 30, 2025, stockholders’ equity increased to $7,755,688, compared to $2,938,502 as of December 31, 2024, primarily due to higher increase from investments.

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

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the non-China operations in the six months ended of 2025 vs. same period in 2024 was a result of this strategy. CETY believes that it will continue to deliver growth on these segments this year. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. Another catalyst that will potentially help our Company, is a continuously improving our global supply chain and lowering our cost.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Net Sales

For the six months ended June 30, 2025, our total revenue was $1,028,215 compared to 1,709,151 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the six months ended June 30, 2025, our revenue from HRS was $689,488 compared to $120,874 for the same period in 2024. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as customers are increasingly moving towards Independent Power Producer models. There were also uncertainties surrounding the economy and the new, one big beautiful bill, as well as its potential impact on clean energy technologies.

For the six months ended June 30, 2025, our gross profit from CETY Renewables was For the six months ended June 30, 2025, revenue from the CETY Renewables segment was $331,597, compared to $ 359,307 for the same period in 2024. This segment is expected to remain relatively stable until construction activities commence later this year.

For the six months ended June 30, 2025, CETY reported 0 revenue from its Engineering and Manufacturing segments, compared to $9,341 for the same period in 2024. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment over the coming quarters.

For the Six months ended June 30, 2025, revenue from our natural gas (NG) business was $7,130, a decrease from $1,219,629 for the same period in 2024. This decline is primarily due to macroeconomic factors and our strategic decision to reduce focus on lower-margin business activities.

Gross Profit

For the six months ended June 30, 2024, our gross profits totaled $952,210 marking a favorable increase compared to $429,035 recorded for the corresponding period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

Segment breakdown

For the six months ended June 30, 2025, our gross profit from Engineering and Manufacturing amounted to $0, compared to 7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the six months ended June 30, 2025, our gross profit from the HRS segment was $620,374, compared to $79,889 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, which included equipment sales and the sale of products with lower costs, along with engineering services.

For the six months ended June 30, 2025, our gross profit from the CETY Renewables segment was $331,597, compared to $331,487 for the same period in 2024. The Company’s operations have remained steady as we progress toward the final stages of the permitting process.

For the six months ended June 30, 2025, our gross profit from our wholly owned subsidiary, JHJ, was $239, down from $9,853 for the same period in 2024. This decrease was primarily due to minimal business activity in China, which was partly a result of our strategic decision to reduce focus on lower-margin businesses in the region.

Selling, General and Administrative (SG&A) Expenses

For the six months ended June 30, 2025, our SG&A expenses totaled $1,783,145, compared to $2,221,990 for the same period in 2024. This decrease was as a result lower cost of China operations, lower salaries, and lower SG& expenses.

Salaries Expense

For the six months ended June 30, 2025, our salaries expense totaled $873,268, compared to $966,843 for the same period in 2024. The decrease was primarily due to reduced activity in our China natural gas business, while salary levels in other areas remained stable.

Travel Expense

For the six months ended June 30, 2025, our travel expenses were $79,737, compared to $81,224 for the same period in 2024. This slight decrease reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the six months ended June 30, 2025, our professional fees totalled $333,319, compared to $353,065 for the same period in 2024. The decrease was primarily due to reduced legal and consulting activity, as the Six months ended 2024 included higher costs related to our S-3 registration process.

Facility Lease and Maintenance Expense

For the six months ended June 30, 2025, our facility lease and maintenance expenses totalled $133,399, compared to $150,883 for the same period in 2024. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the six months ended June 30, 2025, our depreciation and amortization expense was $5,938, compared to $5,938 for the same period in 2024. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

The Six months ended June 30, 2025 and 2024; we had a $112,672 and $0 derivative liability. The increase in derivative liability is due to the issuance of new convertible instruments and the mark-to-market adjustment based on changes in our stock price and volatility. These fair value remeasurements are required each reporting period under ASC 815.

Interest and Finance Fees

For the six months ended June 30, 2025, interest and finance fees totalled $843,859, compared to $424,743 for the same period in 2024. The increase was primarily due to two larger interim financings secured to bridge the company through the finalization of funding for the Vermont Renewable Project, aimed at addressing approximately $1.7 million in accounts receivable, and to support the completion of the S-3 registration.

Net Loss

For the six months ended June 30, 2025, our net loss was $1,420,021, compared to a net loss of $2,251,278 for the same period in 2024. This significant decrease is primarily attributable to higher-margin revenue from the HRS segment—driven by equipment and technical sales—as well as stable contributions from CETY Renewables in support of the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China NG business contributed to improved overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(1,556,984)	$(1,612,034)
Net cash provided by investing activities	-	83,160
Net cash provided by financing activities	5,903,311	1,828,380
Foreign Currency Transaction	459	(1,188)
Net increase in cash and cash equivalents	$4,346,786	$298,318

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of June 30, 2025 and December 31, 2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2025, and December 31, 2024, we had outstanding customer deposits of $82,510 and $30,061 respectively.

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

Under ASC-805-10-50-2, initial consolidation of an investee previously reported using fair value or the equity method should be accounted for prospectively as of the date the entity obtained a controlling financial interest. Therefore, the Company should provide pro forma information as if the consolidation had occurred as of the beginning of each of the current and prior comparative reporting period per ASC 805-10-50-2(h) and Rule 3-05 of Regulation S-X.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the six months ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On or about April 7, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 4, 2025, described above, the Company issued 45,000 shares of Company common stock to Pacific Pier as commitment shares in connection with the financing.

On or about April 23, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 23, 2025, described above, the Company issued 45,000 shares of Company common stock to Pacific Pier as commitment shares in connection with the financing.

On May 6, 2025, the Company entered into a Subscription Agreement with various investors, pursuant to which the purchasers acquired in the aggregate 10,731,704 shares of Company common stock, at a price of $0.41 per share, for aggregate gross proceeds of $4,400,000.

On or about May 9, 2025, the Company issued 315,000 shares of common stock to Mast Hill pursuant to its conversion of $100,119.60 in interests and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 19, 2025, pursuant to the securities purchase agreement with Lucas Ventures dated May 19, 2025, described above, the Company issued 40,000 shares of Company common stock to Lucas Ventures as commitment shares in connection with the financing.

On or about May 23, 2025, the Company issued 500,000 shares of common stock to Mast Hill pursuant to its conversion of $154,240.00 in interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 501,000 shares of common stock to Mast Hill pursuant to its conversion of $154,548.48 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 502,000 shares of common stock to Mast Hill pursuant to its conversion of $154,856.96 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 1,744,141 shares of common stock to Mast Hill pursuant to its conversion of the remaining $538,032.89 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022, leaving a balance of $0 under that note.

On or about June 4, 2025, pursuant to the securities purchase agreement with Mast Hill dated June 3, 2025, described above, the Company issued 50,000 shares of Company common stock to Mast Hill as commitment shares in connection with the financing.

On or about June 10, 2025, the Company issued 500,000 shares of common stock to Mast Hill pursuant to its conversion of $121,635 in interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 17, 2025, the Company issued 501,000 shares of common stock to Mast Hill pursuant to its conversion of $126,252 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 20, 2025, the Company issued 33,464 shares of common stock to 1800 Diagonal pursuant to its conversion of $33,464 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 123,788 shares of common stock to 1800 Diagonal pursuant to its conversion of $25,995 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 62,926 shares of common stock to Lucas Ventures as true-up shares under the securities purchase agreement with Lucas Ventures dated November 29, 2024.

As to the shares of common stock issued for conversion of convertible promissory notes described above, the share were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) of the Securities Act, as the shares of common stock were issued in exchange for and conversion of convertible promissory notes issued by the Company, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. As to the other issuances of common stock described above, such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (included as exhibit 10.136 to Form 10-K filed on April 15, 2022).

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022 (included as exhibit 10.138 to the Form 8-K filed on May 9, 2022).

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022 (included as exhibit 10.139 to the Form 8-K filed on May 9, 2022).

10.5	Form of Jefferson Warrant (included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022).

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022 (included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022).

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022 (included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022).

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022 (included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022 (included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022).

10.10	Form of Promissory Note dated October 25, 2022 (included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022).

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022 (included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022 (included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-3/A filed on March 13, 2025)

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

10.76	Securities Purchase Agreement, dated April 22, 2025, between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC (included as Exhibit 10.1 to Form 8-K filed on April 24, 2025).

10.77	Promissory Note, dated April 22, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 24, 2025).

10.78	Form of Subscription Agreement dated May 6, 2025 (included as Exhibit 10.1 to Form 8-K filed on May 7, 2025).

10.79	Securities Purchase Agreement, dated May 8, 2025, between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.80	Promissory Note, dated May 8, 2025 (included as Exhibit 10.2 to Form 8-K filed on May 12, 2025).

10.81	Securities Purchase Agreement, dated May 19, 2025, entered into between the Company and Lucas Ventures, LLC (included as Exhibit 10.1 to Form 8-K filed on May 22, 2025).

10.82	Convertible Promissory Note, dated May 19, 2025, issued by the Company to Lucas Ventures, LLC (included as Exhibit 10.2 to Form 8-K filed on May 22, 2025).

10.83	Securities Purchase Agreement, dated June 3, 2025, entered into between the Company and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on June 5, 2025).

10.84	Convertible Promissory Note, dated June 3, 2025, issued by the Company to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on June 5, 2025).

10.85	Securities Purchase Agreement, dated July 18, 2025, entered into between the Company and Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.1 to Form 8-K filed on July 23, 2025).

10.86	Senior Promissory Note, dated July 18, 2025, issued by the Company to Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.2 to Form 8-K filed on July 23, 2025).

21.1	List of subsidiaries of the Company (included as Exhibit 21.1 to Form 10-K filed on April 17, 2023).

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	August 19, 2025

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	August 19, 2025

