Form 10-Q
period 2025-09-30
Clean Energy Technologies, Inc.
filed 2025-11-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 18, 2025, there were 5,183,021 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	Unaudited	Audited
	September 30,2025	31-Dec-24
Assets
Current Assets
Cash	$826,786	$62,101
Accounts receivable - net	580,308	131,067
Accounts receivable - Related Party	2,356,829	1,947,131
Advance to supplier – Current	799,255	195,575
Deferred Offering Costs	22,750	22,750
Due from related party	113,124	112,000
Loan Receivables	394,851	230,464
Inventory, net	483,345	497,003
Investment to Guangyuan Shuxin New Energy Co.	234,916	-
Other Assets	3,204,513	-
Total Current Assets	9,016,677	3,198,091
Non-Current Assets
Property & Equipment - Net	14,502	2,913
Goodwill	747,976	747,976
Investment LWL	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas Co.	760,649	741,700
Long Term Investment - Shuya	536,668	485,889
Investment to Guangyuan Shuxin New Energy Co.	-	229,064
Long-term financing receivables - net	1,423,055	1,423,054
Advance to supplier - prepayment	-	548,000
License	354,322	354,322
Patents	74,003	82,910
Right of use asset - long term	350,693	166,727
Deposits	51,641	56,125
Total Non-Current Assets	5,782,218	6,307,389
Total Assets	$14,798,895	$9,505,480

Liabilities
Current Liabilities
Accounts Payable	$1,692,046	$1,509,782
Accounts Payable - Related Party	702,467	(33)
Accrued Expenses	449,480	465,232
Customer Deposits	197,220	30,061
Warranty Liability	100,000	100,000
Derivative liability	825,307	-
Deferred Revenue	33,000	33,000
Facility Lease Liability - Current	137,844	130,483
Line of Credit	602,306	662,804
Notes payable - GE	-	-
Convertible Notes Payable	2,390,564	3,094,577
Note payable	335,979	403,943
Related party notes payable	26,602	8,250
Total Current Liabilities	7,492,815	6,438,099
Long-Term Debt
Facility Lease Liability - Long Term	210,947	38,125
Accrued Dividend	-	90,754
Total Long-Term Debt	210,947	128,879
Total Liabilities	7,703,762	6,566,978

Equity
Common stock, $.001 par value; 133,333,333 shares authorized;4,663,552 and 3,022,102 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,664	3,022
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized;0 shares issued and outstanding as of September 30, 2025 and 756,139 outstanding as of and December 31, 2024	-	756
Additional Paid-In Capital	38,131,960	30,635,351
Accumulated other comprehensible loss	(118,633)	(257,396)
Accumulated Deficit	(30,922,858)	(27,443,231)
Total Equity	7,095,133	2,938,502
Total Liabilities & Equity	$14,798,895	$9,505,480

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2025 and 2024 (Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Sales	$695,453	$3,504	$1,392,071	$1,366,927
Sales - Related Party	78,101	231,679	409,698	577,406
Total Income	773,554	235,183	1,801,769	1,944,333

Cost of Goods Sold	590,449	22,642	666,454	1,302,758

Gross Profit	183,105	212,541	1,135,315	641,575

Expense
General and Administrative Expense	212,896	170,073	569,484	655,832
Salaries	456,532	514,473	1,329,800	1,481,316
Travel	47,575	54,740	127,312	135,964
Professional Fees Legal & Accounting	740,390	130,725	1,073,709	484,990
Facility Lease and Maintenance	57,545	79,915	190,944	230,798
Consulting Engineering	-	18,994	896	195,640
Depreciation and Amortization	2,969	2,969	8,907	8,907
Total Expense	1,517,907	971,889	3,301,052	3,193,447

Net Profit / (Loss) From Operations	(1,334,802)	(759,348)	(2,165,737)	(2,551,872)

Other Income & Expense
Other Income	(21,710)	-	1,299	(2,312)
Change in Derivative Liability	811,917	-	924,589	-
Investment income (loss) from Shuya	(2,392)	25,304	116,749	57,294
Gain / (Loss) on Debt Settlement and Write Down	-	(86,207)	0	(151,777)
Interest and Financing fees	(1,555,334)	(479,140)	(2,399,193)	(902,002)
Net Profit / (Loss) Before Income Taxes	(2,102,321)	(1,299,391)	(3,522,293)	(3,550,669)

Income Tax Expense	-	-	(49)	-
Net loss	$(2,102,321)	$(1,299,391)	$(3,522,342)	$(3,550,669)
Other Comprehensive Item
Foreign currency translation gain (loss) attributable to the Company	39,662	82,078	78,085	22,674
Total Comprehensible Income / (Loss)	$(2,062,659)	$(1,217,313)	$(3,444,257)	$(3,527,995)

Per Share information
Basic and diluted weighted average number of common shares outstanding*	4,489,412	2,972,063	3,778,147	2,840,873
Net loss per common share basic and diluted	$(0.47)	$(0.44)	$(0.93)	$(1.25)

*	Reflected the 1-for-15 reverse split effective on September 26, 2025

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

for the three and nine months ended September 30, 2025 and 2024 (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Total Stockholders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2023	2,610,164	2,610	2,199,387	2,199	-	28,288,163	(196,827)	(22,984,163)	757,216	5,869,198

Shares issued for stock compensation	1,000	1	-	-	-	9,449	-	-	-	9,450
Shares issued for debt inducement	3,333	3	-	-	-	45,494	-	-	-	45,497
Shares issued for subscription	133,333	134	-	-	-	899,867	-	-	-	900,000
Shares issued for series E preferred conversion	88,899	89	(565,178)	(565)	-	476	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,419,400)	-	(1,419,400)
March 31, 2024	2,836,729	2,837	1,634,209	1,634	-	29,124,979	(240,877)	(24,473,587)	(0)	4,414,986
Shares issued for stock compensation	2,667	3	-	-	-	52,797	-	-	-	52,800
Shares issued for debt inducement	-	-	-	-	-	-	-	-	-	-
Shares issued for subscription	80,222	80	-	-	-	1,082,920	-	-	-	1,083,000
Shares issued for series E preferred conversion	52,140	52	(756,435)	(756)	-	704	-	-	-	(0)
Accumulated Comprehensive	-	-	-	-	-	-	(15,354)	-	-	(15,354)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(5,631)	-	(5,631)
Net Loss	-	-	-	-	-	-	-	(831,878)	-	(831,878)
June 30, 2024	2,971,758	2,972	877,774	878	-	30,261,400	(256,231)	(25,311,096)	(0)	4,697,923
Shares issued for debt inducement	1,000	1	-	-	-	17,549	-	-	-	17,550
Accumulated Comprehensive	-	-	-	-	-	-	82,078	-	-	82,078
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(33,187)	-	(33,187)
Subscription receivable						118,470				118,470
Net Loss	-	-	-	-	-	-	-	(1,299,391)	-	(1,299,391)
September 30, 2024	2,972,758	2,973	877,774	878	-	30,397,419	(174,153)	(26,643,673)	(0)	3,583,444

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Comprehensive	Accumulated	Non Controlling	Total Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	Amount	Capital	Income	Deficit	interest	Totals
December 31, 2024	$3,022,102	$3,022	$756,139	$756	-	$30,635,351	$(257,396)	$(27,443,231)	-	$2,938,502
Shares issued for stock compensation	1,667	2				11,998				12,000
Shares issued for debt conversion	3,740	4				28,047				28,050
Shares issued for subscription		-								-
Shares issued for series E preferred conversion	137,720	138	(756,139)	(756)		618				-
Value of the warrants issued for Mast Hill		-				248,880				248,880
Accumulated Comprehensive		-					12,241			12,241
Non controlling interest ownership		-								-
Accrued Series E preferred dividend		-						42,715		42,715
Subscription receivable		-								-
Net Loss		-						(331,231)		(331,231)
March 31, 2025	$3,165,229	$3,166	-	-	-	$30,924,894	$(245,155)	$(27,731,747)	-	$2,951,157
Shares issued for stock compensation	4,195	4				16,458				16,462
Shares issued for debt conversion	314,693	315				1,402,288				1,402,604
Shares issued for debt inducement	12,000	12				48,063				48,075
Shares issued for subscription	715,447	715				4,399,285				4,400,000
Shares issued for series E preferred conversion										-
Value of the warrants issued for Mast Hill										-
Accumulated Comprehensive		-					26,180			26,180
Non controlling interest ownership		-								-
Accrued Series E preferred dividend		-								-
Net Loss		-						(1,088,790)		(1,088,790)
June 30, 2025	$4,211,564	$4,212	-	-	-	$36,790,988	$(218,975)	$(28,820,537)	$-	$7,755,688
Shares issued for stock compensation	-	-	-	-	-	-	-	-	-	-
Shares issued for debt conversion	418,514	419	-	-	-	1,227,619	-	-	-	1,228,038
Shares issued for debt inducement	18,333	18	-	-	-	65,332	-	-	-	65,350
Shares issued for subscription	-	-	-	-	-	-	-	-	-	-
Shares issued for series E preferred conversion	15,141	15	-	-	-	48,021	-	-	-	48,036
Value of the warrants issued for Mast Hill	-	-	-	-	-	-	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	100,342	-	-	100,342
Non controlling interest ownership	-	-	-	-	-	-	-	-	-	-
Accrued Series E preferred dividend	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(2,102,321)	-	(2,102,321)
September 30, 2025	$4,663,552	$4,664	-	-	-	$38,131,960	$(118,633)	$(30,922,858)	$-	$7,095,133

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024 (Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(3,522,342)	$(3,550,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,250	10,043
Loss from deconsolidation of Shuya	-	145,677
Stock compensation expense	141,887	62,250
Amortization of debt discount	1,395,168	133,053
Change in fair value of derivative liabilities	(924,589)	-
Attributable income per equity method - Shuya	(38,089)	(57,980)
Reversal of inventory impairment reserve	(357,639)	-
(Increase)/ decrease in Right – of - use asset	(183,179)	37,591
Increase /(Decrease) in Lease liabilities	179,551	(35,289)
Increase in accounts receivable	(449,241)	(9,228)
Increase in accounts receivable - related party	(409,698)	(548,106)
(Increase)/ decrease in Tax receivable	-	(43,639)
(Increase)/decrease in prepaid expenses	(36,162)	491,500
(Increase)/decrease in other assets	(2,967,072)	111,952
(Increase)/ decrease in inventory	371,300	(231,760)
Increase in accounts payable	181,685	540,614
Increase in accrued interest	266,967	133,756
Increase (Decrease) in accrued expenses	(53,525)	145,116
Increase (Decrease) in customer deposits	176,642	(123,489)
Net cash used in operating activities	(6,218,085)	(2,788,608)

Cash Flows from Investing Activities
Decrease in Loan receivables	-	83,340
Purchase of fix assets	(12,624)	-
Net cash flows (used in) provided by investing activities	(12,624)	83,340

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	3,867,950	1,425,520
Payments on notes payables and lines of credit	(1,816,190)	(644,257)
Borrowing from related party	691,392	-
Other receivable	(156,243)	-
Loan receivable	-	(104,227)
Stock issued for cash	4,399,999	1,983,000
Net cash flows provided by financing activities	6,986,908	2,660,036

Effect of currency exchange rate changes on cash	8,486	(244)

Net (decrease) increase in cash and cash equivalents	764,685	(45,476)
Cash and cash equivalents at beginning of period	62,101	89,625
Cash and cash equivalents at end of period	$826,786	$44,149

Supplemental cashflow information:
Interest paid	$171,929	$99,214
Taxes Paid	$-	$-

Supplemental non-cash disclosure
Discounts on new notes	$683,311	$-
Shares issued for preferred conversions	$-	$2,115
Dividend accrued	$42,715	$108,842
Shares issued for accrued dividend	$48,038	$-
Shares issued for note conversion	$2,658,691	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the Nine months ended September 30, 2025, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,095,133 and a negative working capital of 1,523,862 as of September 30, 2025. The company also had an accumulated deficit of $30,922,858 as of September 30, 2025. In addition, the Company has had continued negative cash flows used in operating activities of 6,218,085. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Clean Energy Technologies (H.K.) Limited (“CETY HK”) Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro economic factors have improved before commencement of the Shenzhen Gas joint venture. On or about June 18, 2025, CETY HK acquired a holding company, Herbert YF Global Holding Limited, a limited company organized under the laws of Hong Kong.

On September 26, 2025, the Company’s Board of Directors approved a reverse stock split of its authorized and issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-15, which become legal effective on October 6, 2025. After the reverse stock split, every 15 issued and outstanding shares of the Company’s Common Stock was converted automatically into one share of the Company’s Common Stock without any change in the par value per share. The total number of shares of Common Stock authorized for issuance was then reduced by a corresponding proportion from 2,000,000,000 shares to 133,333,333 shares of Common Stock. All share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

On or about July 1, 2025, Company subsidiary Herbert YF Global Holding Limited entered into a Consulting Agreement (the “Linkage Consulting Agreement”) with Linkage International Limited (the “Consultant”), a Hong Kong company and one of the Company’s investors from the Company’s May 6, 2025, private placement, pursuant to which the Company had sold in the aggregate 715,447 shares of Company common stock at a price of $6.15 per share (on a split-adjusted basis), for aggregate gross proceeds of $4,400,000. Pursuant to the Consulting Agreement, the Consultant would provide services in connection with the potential acquisition of Ortus Climate Mitigation LLC’s Italian operations (the “Acquisition Target”), and the Company would pay the Consultant HKD 5,000,000 as a non-refundable consulting fee, and HKD 25,000,000 as a refundable deposit for the acquisition of the Acquisition Target. The Consultant has rendered such acquisition services to the Company, on July 8, 2025, paid the HKD 5,000,000 consulting fee to the Consultant ($640,902.52), and from July 10, 2025 to August 22, 2025, paid HKD 25,000,000 ($3,204,513) as a refundable deposit towards the acquisition of the Acquisition Target. On or about November 18, 2025, the Company and the Consultant entered into an amendment to the Consulting Agreement providing that if the deposit is not refunded as agreed, the Consultant would ensure that 715,447 shares of Company common stock would be returned to the Company for cancellation.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2025, and December 31, 2024, we had a reserve for potentially un-collectable accounts receivable of $95,322 and $95,322. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of September 30, 2025, and December 31, 2024, we had a reserve for potentially un-collectable long-term financing receivables of $247,500 and $247,500.

8 customers accounted for approximately 100% of accounts receivable on September 30, 2025. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2025 we had a reserve of $576,704 as compared to a reserve of $934,344 as of December 31, 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the periods nine months ended September 30, 2025 and 2024.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2025 and December 31, 2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2025, and December 31, 2024 and, we had outstanding customer deposits of $197,220 and $30,061 respectively.

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

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $825,307 and zero as of September 30, 2025 and December 31, 2024, respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2025, we had outstanding common shares of 4,663,552. Basic Weighted average common shares and equivalents for the nine months ended September 30, 2025, and September 30, 2024 were 3,778,147 and 2,840,873 respectively. As of September 30, 2025, we had convertible notes, convertible into approximately 559,851 of additional common shares and outstanding warrants of 148,550 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the nine months ended September 30, 2025, and September 30, 2024 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the nine months ended September 30, 2025, and 2024.

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

Selected Financial Data:

	For the nine months ended September 30,
	2025	2024
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	805,975	158,829
NG Trading	586,095	1,185,178
Waste to Energy	409,699	590,985
Total Sales	$1,801,769	$1,944,333

Segment income and reconciliation before tax
Manufacturing and Engineering	-	7,806
Heat Recovery Solutions	715,709	83,822
LNG Trading	12,341	-
Waste to Energy	407,265	549,947
Total Segment income	1,135,315	641,575
Less: operating expense	3,301,052	3,193,447
Less: other income and expenses	1,356,556	998,797
Net (loss) before income tax	$(3,522,293)	$(3,550,669)

	September 30, 2025	December 31, 2024
Total Assets
Manufacturing and Engineering	$6,110,852	$2,464,125
Heat Recovery Solutions	3,415,516	2,966,966
Waste to Energy	2,060,008	1,648,324
NG Trading	3,212,519	2,426,065
Total Assets	$14,798,895	$9,505,480

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the nine months ended September 30,
	2025	2024
United States	1,215,674	752,068
China include discontinued operation: $6,422,915	586,095	1,185,178
Other international	-	7,087
Total Sales	1,801,769	1,944,333

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

Recently Issued Accounting Standards

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the quarter ended September 30, 2025 no stock issuance costs were capitalized.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2025	December 31, 2024
Accounts Receivable	$675,630	226,389
Accounts Receivable Related Party	2,356,829	1,947,131
Less reserve for uncollectable accounts	(95,322)	(95,322)
Total	$2,937,137	2,078,198

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2025	December 31, 2024
Long-term financing receivables	$1,670,555	$1,670,554
Less Reserve for uncollectable accounts	(247,500)	(247,500)
Long-term financing receivables - net	$1,423,055	$1,423,054

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of September 30, 2025 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	September 30, 2025	December 31, 2024
Inventory	$1,060,049	1,431,347
Less reserve	(576,704)	(934,344)
Total	$483,345	497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2025	December 31, 2024
Property and Equipment	$138,106	1,434,743
Accumulated Depreciation	(123,604)	(1,431,830)
Net Fixed Assets	$14,502	2,913

Our Depreciation Expense for the nine months ended September 30, 2025, and 2024 was $8,907 and $8,907 respectively

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2025	December 31, 2024
Goodwill	$747,976	747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(116,786)	(107,879)
Net Intangible Assets	$2,645,010	2,653,917

Our Amortization Expense for the nine months ended September 30, 2025 and 2024 was $8,907 and $8,907 respectively.

As of both September 30, 2025, and December 31, 2024, goodwill amounted to $747,976 and $747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

The LWL Investment balance of $1,468,709 and $1,468,709 as of both September 30, 2025 and December 31, 2024 is classified as having an indefinite life. This classification is based on the nature of the investment, which is expected to provide continued economic benefits without a foreseeable end date. The Company conducts an annual review to assess whether this classification remains appropriate, including evaluating the investment’s ability to generate cash flows and the continued support of the investment’s carrying value.

The License balance remained unchanged at $354,322 and $354,322 as of September 30, 2025 and December 31, 2024. The License is considered to have an infinite life, The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

The Patents balance, after amortization, was $74,003 as of September 30, 2025, and $82,910 as of December 31, 2024. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

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

NOTE 8 – ACCRUED EXPENSES

	September 30, 2025	December 31, 2024
Accrued Wages	$78,254	$78,254
Sales tax payable	14,879	15,014
Accrued Taxes and other	356,347	371,964
Total accrued expenses	$449,480	$465,232

NOTE 9 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2025, the outstanding balance was $600,637 compared to $662,804 at December 31, 2024.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 15,625 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended and the terms were extended for one year and the principal balance and accrued interest of this as of September 30, 2024 was $0.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 6,250 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended and the terms were extended for one year, and the principal balance and accrued interest of this as of September 30, 2025, was $0.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 2,562 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this note as of November 8, 2023 was $138,923. On that date this note was converted into Series E preferred shares of CETY.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 3,896 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this note as of November 8, 2023 was $209,517. On that day this note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 24,467 shares of common stock per the warrant agreement at the exercise price of $1.60. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. On that day this note was converted into Series E preferred shares of CETY.

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

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirstFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 667 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance of this note as of December 31, 2024 was $0.

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

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025, and balance of this note as of September 30, 2025 was $0.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. FPM Development is in default, and there was $0 owed as of September 30, 2025.

On August 22, 2024, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 1,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

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

On September 10, 2024, the Company entered into a securities purchase agreement with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 for a purchase price of $612,000. The balance of this note as of September 30, 2025 was $0. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share, at the conversion price of $2.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate. The balance of this note as of September 30, 2025, was $0.

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 2,667 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

On November 18, 2024, as stated in the 3rd quarter of 2024 10Q filed on November 19, 2024, the Company and Mast, entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast. The balance of this note as of September 30, 2025 was $0.

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 2,667 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance of this note as of September 30, 2025, was $0.

On December 5, 2024, the Company, entered into an equity purchase agreement (the “Equity Line of Credit Agreement”) with Mast, pursuant to which the Investor agreed to provide an equity line of up to Five Million Dollars ($5,000,000) (the “Maximum Commitment Amount”) to the Company, whereby the Company has the right, but not the obligation, at any time and from time to time during the 24 months from the date of the Equity Line of Credit Agreement (the “Commitment Period”), to issue a notice to the Investor (each a “Put Notice”) which shall specify the amount of registered and freely tradable shares of Common Stock of the Company, par value $0.001 per share (the “Put Shares”), that the Company elects to sell to the Investor (each a “Put”), up to an aggregate amount equal to the Maximum Commitment Amount. The purchase price per Put Share shall mean 95% of the lowest traded price of the Company’s Common Stock on any trading day during the pricing period, and the pricing period for each Put will be the 3 trading days immediately after receipt of the Put Shares by the Investor. Each Put Notice shall direct the Investor to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to $250,000, provide further that the number of Put Shares in each respective Put shall not exceed 20% of the average trading volume of the Company’s Common Stock during the 5 trading days immediately preceding the date of the Put Notice. There shall be a 1 trading day period between the receipt of the Put Shares and the next Put Notice, subject to acceleration upon a “Volume Event” where the trading volume of the Company’s Common Stock on a trading day exceeds 300% of the total Put Shares of the immediately prior Put Notice. The Company agreed to issue 3,333 shares of Common Stock to the Investor as the “commitment fee” for the Equity Line of Credit Agreement. In addition, the Company issued a purchase warrant to the Investor on December 5, 2024, pursuant to which the Investor is entitled to purchase from the Company 33,333 Warrant Shares during the period commencing on the issuance date of the Warrant and ending on 5:00 p.m. eastern standard time on the two-year anniversary thereof, at an initial exercise price of $2.00 per share, subject to customary anti-dilution adjustments and a beneficial ownership limitation of 4.99% of the Investor and its affiliates. The Company further agreed that if it issues shares of Common Stock for a consideration per share (or grants options with an exercise price or issues convertible securities with a conversion price) less than a price equal to the exercise price in effect immediately prior to such issuance, then the exercise price of the Warrant shall be reduced to an amount equal to that consideration per share (or exercise price or conversion price).

On December 11, 2024, the Company and Mast Hill entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 10, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $50,000 on or before December 12, 2024, and the principal balance of the Mast Note shall be increased by $60,000 on the date that the Company received the funding from Mast. The original issuance and sale of the Mast Note was disclosed through the current report on Form 8-K that was filed with the SEC on September 13, 2024. The balance of this note as of September 30, 2025 was $0.

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note as of September 30, 2025, was $416,452 with accrued interest of $102,026, net with unamortized OID of $47,770 and unamortized discount from initial recognition of derivative liability of $241,823.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $785,326. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $6.28, the closing stock price of the Company’s common stock on the date of valuation of $6.93, an expected dividend yield of 0%, expected volatility of 123%, risk-free interest rate ranging of 4.18%, and an expected term of one year.

During the nine months ended September 30, 2025, there was $517,252 conversions for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $207,639 resulting in a gain of $577,687 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68 an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.18%, and an expected term of 0.29 years. In addition, the Company recorded $609,632 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note as of September 30, 2025, was $495,490 with accrued interest of $39,408, net with unamortized OID of $25,833 and unamortized discount from initial recognition of derivative liability of $98,677.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $241,725. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $6.60, the closing stock price of the Company’s common stock on the date of valuation of $5.87, an expected dividend yield of 0%, expected volatility of 87%, risk-free interest rate ranging of 4.13%, and an expected term of one year.

During the three and nine months ended September 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $95,291 resulting in a gain of $143,048 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.13%, and an expected term of 0.41 years. In addition, the Company recorded $146,434 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $436,654 with accrued interest of $20,369, net with unamortized OID of $17,250 and unamortized discount from initial recognition of derivative liability of $63,596.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $125,473. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.44 (before reverse stock split), the closing stock price of the Company’s common stock on the date of valuation of $0.43 (before reverse stock split), an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.86%, and an expected term of one year.

During the three and nine months ended September 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $62,186 resulting in a gain of $63,287 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68 an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 3.86%, and an expected term of 0.51 years. In addition, the Company recorded $61,877 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $310,333 with accrued interest of $13,887, net with unamortized OID of $14,933 and unamortized discount from initial recognition of derivative liability of $58,734. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $105,606. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.35, the closing stock price of the Company’s common stock on the date of valuation of $0.40 (before reverse stock split), an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.98%, and an expected term of one year.

During the nine months ended September 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $51,775 resulting in a gain of $53,831 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 3.98%, and an expected term of 0.56 years. In addition, the Company recorded $46,872 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $1.00 (before reverse stock split) (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $61,597, with accrued interest of $7,312, net with unamortized OID of $11,520.

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, an Arizona limited liability company (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the original principal amount of $109,500, and (ii) 2,667 shares of Company common stock (the “Shares”) for a purchase price of $104,000. On May 19, 2025, the purchase price was paid by Lucas Ventures to the Company, and the note and shares were issued to Lucas Ventures. The note matures on August 15, 2025, accrues interest of 8% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following 90 days after note funding, at a conversion price of $0.50 (before reverse stock split) ; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% if the market capitalization of the Company falls below $2,500,000). As of September 30, 2025, the Company repaid this note in full. The balance of the note as of September 30, 2025, was $0.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $223,184, with the accrued interest of $10,922, net with unamortized OID of $22,333 and unamortized discount from initial recognition of derivative liability of $89,483. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $133,311. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.26 (before reverse stock split), the closing stock price of the Company’s common stock on the date of valuation of $0.27 (before reverse stock split), an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate ranging of 4.12%, and an expected term of one year.

During the nine months ended September 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $108,840 resulting in a gain of $24,471 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 4.12%, and an expected term of 0.67 years. In addition, the Company recorded $43,828 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective July 18, 2025, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), pursuant to which the Company sold, and Firstfire purchased, (i) a junior secured convertible promissory note in the principal amount of $201,250, and (ii) 8,333 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 18, 2025, and on such date pursuant to the securities purchase agreement, Firstfire’s legal expenses of $5,500 were paid from the gross purchase price, the Company received net funding of $169,500, and the note and shares were issued to Firstfire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price on any trading date during 10 trading day period immediately preceding the conversion date. The balance of the note as of September 30, 2025, was $83,572 with accrued interest of $18,113, net with unamortized OID of $20,781 and unamortized discount from initial recognition of derivative liability of $76,772. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $96,295. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $2.58, the closing stock price of the Company’s common stock on the date of valuation of $3.51, an expected dividend yield of 0%, expected volatility of 95%, risk-free interest rate ranging of 4.08%, and an expected term of one year.

During the nine months ended September 30, 2025, there was $22,138 conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $85,298 resulting in a gain of $10,997 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.12, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.08%, and an expected term of 0.79 years. In addition, the Company recorded $19,523 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On July 30, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $151,800 for a purchase price of $132,000. The note matures on February 15, 2026, accrues a one-time interest charge of 13% on the issuance date, (subject to adjustment as provided in the note); provided. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price preceding the conversion date. however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $72,606, with the accrued interest of $17,541, net with unamortized OID of $15,840 and unamortized discount from initial recognition of derivative liability of $48,353. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $60,741. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $2.92, the closing stock price of the Company’s common stock on the date of valuation of $3.39, an expected dividend yield of 0%, expected volatility of 96%, risk-free interest rate ranging of 4.12%, and an expected term of ten months.

During the nine months ended September 30, 2025, there was $17,153 conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $62,286 resulting in a loss of $1,545 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.12, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.12%, and an expected term of 0.66 years. In addition, the Company recorded $12,388 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share (before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $206,745 with accrued interest of $4,581, net with unamortized OID of $34,027 and unamortized discount from initial recognition of derivative liability of $148,116. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $169,475. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $3.19, the closing stock price of the Company’s common stock on the date of valuation of $3.62, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 3.93%, and an expected term of one year.

During the nine months ended September 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On September 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $151,993 resulting in a gain of $17,482 for the period ended September 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 3.96%, and an expected term of 0.87 years. In addition, the Company recorded $21,358 interest expense for amortization of debt discount from the initial recognition of derivative liability.

The following is the change in derivative liability for the nine Months ended September 30, 2025:

Balance, January 1, 2025	$-

Issuance of new derivative liability	1,749,895
Conversions	-
Change in fair market value of derivative liability	(924,588)

Balance, September 30, 2025	$825,307

Total due to Convertible Notes

	September 30, 2025	December 31, 2024
Total convertible notes	$2,848,324	2,649,197
Accrued interest	118,920	492,401
Debt discount	(576,680)	(93,725)
Amortization of debt discount	-	46,704
Total	$2,390,564	3,094,577

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

We have relocated our corporate office to 1340 Reynolds Avenue Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023 and expiring on January 31, 2027. On October 16 of 2023, we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending September 30, 2025. We also signed a temporary storage lease and Due to the short termination clause, we are treating this as a month-to-month lease.

On April 9, 2025, we entered a lease for our office in City of Irvine, California, on June 4, 2025, we amended this lease for additional area.  The lease is for the period from July 1, 2025 through June 30, 2028 with monthly rent of $9,577, with an annual increase of 4% starting from the second year of the lease.

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of September 30, 2025	As of December 31, 2024
Right-of-used assets	350,693	$166,727
Lease liabilities – current	137,844	$130,483
Lease liabilities – non-current	210,947	38,125
Total lease liabilities	348,791	$168,608

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Nine Months Ended September 30, 2025
Weighted average remaining lease term (years)	2.46
Weighted average discount rate	4.5%–10.0%

The following is a schedule, by year of lease payment for above nine leases as of September 30, 2025:

For the 12 months ending	Lease Payment

September 30, 2026	234,148
September 30, 2027	131,358
September 30,2028	90,793
Total undiscounted cash flows	456,299
Imputed Interest	107,508
Present value of lease liabilities	$348,791

Our lease expense for the nine months ended September 30, 2025 and 2024 was $170,051 and $203,666 respectively.

Severance Benefits

Mr. Mahdi will receive a severance benefit consisting of a single lump sum cash payment equal the salary that Mr. Mahdi would have been entitled to receive through the remainder or the Employment Period or One (1) year, whichever is greater.

NOTE 11 – CAPITAL STOCK TRANSACTIONS

On April 21, 2005, our Board of Directors and shareholders approved the re-domicile of the Company in the State of Nevada, in connection with which we increased the number of our authorized common shares to 13,333,333 and designated a par value of $.001 per share.

On May 25, 2006, our Board of Directors and shareholders approved an amendment to our Articles of Incorporation to authorize a new series of preferred stock, designated as Series C, and consisting of 1,000 authorized shares.

On June 30, 2017, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 26,667 and in the number of our authorized preferred shares to 666,667. The amendment effecting the increase in our authorized capital was filed and effective on July 5, 2017.

On August 28, 2018, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 13,333,333. The amendment effecting the increase in our authorized capital was filed and effective on August 23, 2018.

On June 10, 2019, our Board of Directors and shareholders approved an increase in the number of our authorized common shares to 133,333,333. The amendment effecting the increase in our authorized capital was effective on September 27, 2019.

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

Common Stock Transactions

On January 19, 2023, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 3,896 shares of common stock in connections with the transactions.

On January 27, 2023 we issued 250 shares of our common stock due to rounding post the reverse stock split.

On March 23, 2023 we sold 65,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $4.00 per share. Net proceeds from this offering was $3,094,552.

In the second quarter of 2023, the Company issued 2,667 shares to a consultant at fair value of $72,000.

On March 8, 2023 the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill, L.P. (Mast Hill”) pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a five-year warrant to purchase 24,467 shares of common stock in connections with the transactions.

On April 18, 2023 Mast Hill exercised the right to purchase 6,250 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on September 16, 2022. The exercise price is $1.60 per share. The total purchase price was $150,000.

On May 10, 2023 Mast Hill exercised the right to purchase 3,896 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant Shares issued on January 19, 2023. The exercise price is $1.60 per share. The total purchase price was $93,501.

On June 14, 2023 Mast Hill exercised the right to purchase 2,563 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on December 26, 2022. The exercise price is $1.60 per share. The total purchase price was $61,501.

On June 23, 2023 Mast Hill exercised the right to purchase 1,979 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

On September 12, 2023 Mast Hill exercised the right to purchase 1,979 of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $1.60 per share. The total purchase price was $47,501.

On September 13, 2023 Mast Hill exercised the right to purchase 12,233 of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

On October 27, 2023 Mast Hill exercised the right to purchase 12,233 of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $1.60 per share. The total purchase price was $293,600.

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, As a condition to the sale of the Note, the Company issued to the Buyer 667 shares of Common Stock.

On February 2, 2024, the Company entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock.

On February 24, 2024, the Company entered into a consulting agreement with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued 1,000 shares of Common Stock to the consultant.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock.

On March 15, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell up to 133,333 units to the Subscribers for an aggregate purchase price of $900,000, or $0.45 per Unit, with each unit consisting of one share of common stock, par value $.001 per share and a warrant to purchase one share of common stock. The Warrant is exercisable at exercise price of $1.60 per share, expiring one year from the date of issuance.

On June 18, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell approximately 80,222 units to the Subscribers for an aggregate purchase price of $1,083,000, or $0.90 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share and a warrant to purchase one share of Common Stock. The Warrant is exercisable at the price of $2.00 per share, expiring one year from the date of issuance.

During the year ended December 31, 2024, the Company issued 167,706 shares of common stock for conversion of 1,443 Series E Preferred share and zero of common stock for conversion of zero Series E Preferred share.

On September 2, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 1,000 shares (the “Commitment Shares”) of Common Stock.

On October 20, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 10,677 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $160,156, or $0.64 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share the Common Stock.

On November 8, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares (the “Commitment Shares”) of Common Stock.

On November 18, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Mast Hill Fund LP, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 3,333 shares (the “Commitment Shares”) of Common Stock.

On November 29, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Lucas Ventures, LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares (the “Commitment Shares”) of Common Stock.

On December 23, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 3,333 shares (the “Commitment Shares”) of Common Stock.

On January 20, 2025, the Company entered into a consulting agreement with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued 1,667 shares of Common Stock to the consultant.

On March 4, 2025, the Company entered into a securities purchase agreement with FirstFire. Pursuant to the agreement, FirstFire accepted 3,740 shares of the Company’s common stock as final payment on the loan. As of September 30, 2025, the outstanding balance of the loan was $0.

As of September 30, 2025, the Company has issued 239,433 shares for the conversion of Series E Preferred shares, with a total value of $804,177 year-to-date.

On or about April 7, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 4, 2025, described above, the Company issued 3,000 shares of Company common stock to Pacific Pier.

On or about April 23, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 23, 2025, described above, the Company issued 3,000 shares of Company common stock to Pacific Pier.

On May 6, 2025, the Company entered into a Subscription Agreement with various investors, pursuant to which the purchasers acquired in the aggregate 715,447 shares of Company common stock, at a price of $6.15 per share, for aggregate gross proceeds of $4,400,000.

On May 7, 2025, the Company received a letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC, granting the Company an additional 180-day period, or until November 3, 2025, to regain compliance with Nasdaq’s minimum $1.00 bid price per share requirement.

On or about May 9, 2025, the Company issued 21,000 shares of common stock to Mast Hill pursuant to its conversion of $100,120 in interests and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 19, 2025, pursuant to the securities purchase agreement with Lucas Ventures dated May 19, 2025, described above, the Company issued 2,667 shares of Company common stock to Lucas Ventures.

On or about May 23, 2025, the Company issued 33,333 shares of common stock to Mast Hill pursuant to its conversion of $154,240.00 in interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 33,400 shares of common stock to Mast Hill pursuant to its conversion of $154,548.48 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 33,467 shares of common stock to Mast Hill pursuant to its conversion of $154,856.96 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 23, 2025, the Company issued 116,276 shares of common stock to Mast Hill pursuant to its conversion of the remaining $538,032.89 in principal and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022, leaving a balance of $0 under that note.

On or about June 4, 2025, pursuant to the securities purchase agreement with Mast Hill dated June 3, 2025, described above, the Company issued 3,333 shares of Company common stock to Mast Hill.

On or about June 10, 2025, the Company issued 33,000 shares of common stock to Mast Hill pursuant to its conversion of $121,635 in interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 17, 2025, the Company issued 33,400 shares of common stock to Mast Hill pursuant to its conversion of $126,252 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about June 20, 2025, the Company issued 2,231 shares of common stock to 1800 Diagonal pursuant to its conversion of $33,464 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 8,253 shares of common stock to 1800 Diagonal pursuant to its conversion of $25,995 in principal, interest and fees owed under the convertible promissory note issued to 1800 Diagonal dated October 15, 2024.

On or about June 23, 2025, the Company issued 4,195 shares of common stock to Lucas Ventures as true-up shares under the securities purchase agreement with Lucas Ventures dated November 29, 2024.

On or about July 8, 2025, the Company issued 34,000 shares of common stock to Mast Hill pursuant to its conversion of $97,629.30 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 11, 2025, the Company issued 31,180 shares of common stock to Mast Hill pursuant to its conversion of $86,544 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 18, 2025, the Company issued 33,333 shares of common stock to Mast Hill pursuant to its conversion of $97,695 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about July 18, 2025, pursuant to the securities purchase agreement with First Fire dated July 18, 2025, described above, the Company issued 8,333 shares of Company common stock to First Fire.

On or about July 21, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $195,390 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 1, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $192,150 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 1, 2025, the Company issued 20,000 shares of common stock to Mast Hill pursuant to its conversion of $55,895 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 6, 2025, the Company issued 100,000 shares of common stock to Mast Hill pursuant to its conversion of $286,475 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 18, 2025, pursuant to the securities purchase agreement with Mast Hill dated August 15, 2025, described above, the Company issued 10,000 shares of Company common stock to Mast Hill.

On or about September 12, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $212,760 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of September 30, 2025 there were 4,663,552 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

We previously authorized 440 shares of Series A Convertible Preferred Stock, 1,333 shares of Series B Convertible Preferred Stock, and 1,000 shares Series C Convertible Preferred Stock. As of August 20, 2006, all series A, B, and C preferred had been converted into common stock.

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 1,000 shares. Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of nine months. We received an aggregate of $750,000 in financing in subscription for Series D Preferred Stock, or 7,500 shares.

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

On October 31, 2023, Clean Energy Technologies, Inc. (the “Company”) filed with the Nevada Secretary of State a certificate of designation designating 233,333 shares of the undesignated and authorized preferred stock of the Company, par value $0.001 per share, as the 15% Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and setting forth the rights, preferences and limitations of such Series E Preferred Stock.

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

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $0 of dividend has been accrued but not paid as of September 30, 2025.

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 15,625 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

On August 5, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 3,125 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 33,114 shares of common stock.

On September 1, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock.

On September 16, 2022, we issued 6,250 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On April 18, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On November 10, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 23, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On November 21, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 12, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On December 26, 2022, we issued 2,562 warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of 1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 14, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On January 19, 2023 we issued 3,896 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On May 19, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On February 13, 2023 we issued 1,780 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April 2022 at the exercise price of $5.00.

On March 8, 2023 we issued 24,467 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 13, 2023 Mast Hill exercised 183,500 shares of the warrant at the exercise price per share of $1.60.

On March 2023, the company issued Craft Capital Management, L.L.C. and R.F. Lafferty & Co. Inc. a 5-year warrant (the “Underwriter Warrants”) to purchase 1,950 shares of common stock in conjunction with a public offering (the “Underwriting Offering”) pursuant to a registration statement on Form S-1.

On October 25, 2023 Mast Hill exercised the right to purchase 12,233 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on March 08, 2023. The exercise price is $1.60 per share. The total purchase price was $293,600.

On March 15, 2024, we issued 133,333 warrant shares in connection with the issuance of subscription agreement in the amount of $900,000 at the warrant exercise price of per share of $1.00.

On June 18, 2024, we issued 80,222 warrant shares in connection with the issuance of subscription agreement in the amount of $1,083,000 at the warrant exercise price of per share of $1.60.

On December 5, 2024, we issued 33,333 warrant shares to Mast Hill Fund in connection with the issuance of equity line of credit agreement at the warrant exercise price of per share of $2.00.

On January 16, 2025, we issued 54,594 warrant shares in connection with the issuance of the promissory note in the principal amount of $1,637,833 to Mast Hill Fund at the exercise price per share of $2.50.

On February 28, 2025, we issued 20,667 warrant shares in connection with the issuance of the promissory note in the principal amount of $620,000 to Mast Hill Fund at the exercise price per share of $2.50.

	Warrants - Common Share Equivalents	Weighted Average Exercise price		Warrants exercisable - Common Share Equivalents	Aggregate Intrinsic Value
Outstanding December 31, 2024	253,512		$1.69	428,236	$-
Expired	(213,556)		1.60	(341,689)	-
Additions	33,333		2.00	66,667	-
Additions	75,261		2.50	188,153	-
Outstanding September 30, 2025	148,550	$		341,367	$-

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

On June 2, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, HRS and CETY Renewables invoiced VRG $882,374 in 2023, $1,064,757 in 2024, and $409,698 in 2025 which have been recorded as related party revenue in the respective periods.

CETY currently has $2,356,829 accounts receivable from Vermont Renewable Gas.

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

On or about July 1, 2025, Company subsidiary Herbert YF Global Holding Limited entered into a Consulting Agreement (the “Linkage Consulting Agreement”) with Linkage International Limited (the “Consultant”), a Hong Kong company and one of the Company’s investors from the Company’s May 6, 2025, private placement, pursuant to which the Company had sold in the aggregate 715,447 shares of Company common stock at a price of $6.15 per share (on a split-adjusted basis), for aggregate gross proceeds of $4,400,000. Pursuant to the Consulting Agreement, the Consultant would provide services in connection with the potential acquisition of Ortus Climate Mitigation LLC’s Italian operations (the “Acquisition Target”), and the Company would pay the Consultant HKD 5,000,000 as a non-refundable consulting fee, and HKD 25,000,000 as a refundable deposit for the acquisition of the Acquisition Target. The Consultant has rendered such acquisition services to the Company, on July 8, 2025, paid the HKD 5,000,000 consulting fee to the Consultant ($640,902.52), and between July 10, 2025 and August 22, paid HKD 25,000,000 ($3,204,513) as a refundable deposit towards the acquisition of the Acquisition Target. On or about November 18, 2025, the Company and the Consultant entered into an amendment to the Consulting Agreement providing that if the deposit is not refunded as agreed, the Consultant would ensure that 715,447 shares of Company common stock would be returned to the Company for cancellation.

The RMB 5 million ($702,500) loan provided by Shuya to JHJ constitutes a related-party transaction. The loan is non-interest-bearing and has a one-year term, from September 26, 2025 through September 26, 2026. The funds were provided for JHJ’s general business development purposes.

Note 13 - WARRANTY LIABILITY

For the nine ended September 30, 2025 and 2024 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of September 30, 2025, and as of December 31, 2024 was $100,000 and $100,000.

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

NOTE 16 – SUBSEQUENT EVENTS

On or about October 06, 2025, the Company issued 19,100 shares of common stock to Mast Hill pursuant to its conversion of $50,032 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 08, 2025, the Company issued 44,500 shares of common stock to Mast Hill pursuant to its conversion of $100,249 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 10, 2025, the Company issued 45,000 shares of common stock to Mast Hill pursuant to its conversion of $101,376 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 13, 2025, the Company issued 33,258 shares of common stock to Pacific Pier pursuant to its conversion of $74,461.47 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

On or about October 14, 2025, the Company issued 46,000 shares of common stock to Mast Hill pursuant to its conversion of $102,987 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 16, 2025, the Company issued 161,994 shares of common stock to Mast Hill pursuant to its conversion of $362,679 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 23, 2025, the Company issued 34,619 shares of common stock to Pacific Pier pursuant to its notice of conversion of $73,032.40 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

On or about November 3, 2025, the Company issued 100,000 shares of common stock to Mast Hill pursuant to its conversion of $190,790 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about November 10, 2025, the Company issued 34,861 shares of common stock to Pacific Pier pursuant to its notice of conversion of $43,715 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

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

Summary of Operating Results the Nine months Ended September 30, 2025 Compared to the same period in 2024

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,095,133 and a working capital deficit of 1,523,862 as of September 30, 2025, The company also had an accumulated deficit of $30,922,858 as of September 30, 2025 and used 6,218,085 in net cash from operating activities for the nine months ended September 30, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the nine months ended September 30, 2025, our total revenue was $1,801,769, compared to $1,944,333 for the same period in 2024. The decrease was primarily due to minimal contributions (less than 3%) from our Vermont Renewable Gas project, as the project is currently undergoing review for a Certificate of Public Good with the Public Utility Commission. We currently have an estimated $10 million backlog associated with this project.

For the nine months ended September 30, 2025, our gross profit was $1,135,315, compared to $641,575 for the same period in 2024. The increase in gross profit and margin was primarily due to the sale of higher-margin refurbished systems, which contributed more favorably to overall profitability compared to prior periods.

For the nine months ended September 30, 2025, our operating expenses were $3,301,052, compared to $3,193,447 for the same period in 2024. The increase in expenses was primarily due to costs associated with a consulting agreement related to a potential acquisition, partially offset by lower reduction in general and administrative costs.

For the nine months ended September 30, 2025, we recorded a net loss of $3,522,342, compared to $3,550,669 for the same period in 2024. The net loss remained relatively steady year-over-year, reflecting reduced salary expenses, lower general, legal and accounting costs, and improved margins from our U.S.-based business activities.

For the quarter ended September 30, 2025, stockholders’ equity increased to $7,095,133, compared to $2,938,502 as of December 31, 2024, primarily due to higher increase from investments.

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

Management believes this 4-segment strategy has created many operational synergies and cross-selling opportunities across different markets. The growth in the non-China operations in the nine months ended of 2025 vs. same period in 2024 was a result of this strategy. CETY believes that it will continue to deliver growth on these segments this year. The main macro factor benefiting us is the global commitment to push renewable energy to the forefront from governments across the world. Another catalyst that will potentially help our Company, is a continuously improving our global supply chain and lowering our cost.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results of the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Net Sales

For the nine months ended September 30, 2025, our total revenue was $1,801,769 compared to 1,944,333 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the nine months ended September 30, 2025, our revenue from the Heat Recovery Solutions (HRS) segment was $805,975, compared to $158,829 for the same period in 2024. The increase was primarily driven by higher product sales and ongoing progress in our HRS pipeline. We continue to work diligently on completing engineering and design efforts, which will enable us to execute contractual agreements and close additional opportunities.

The sales cycle for these projects tends to be longer due to cost considerations and the integration complexity of our technology. We are also engaging with financial institutions to support project financing, as customers increasingly adopt Independent Power Producer (IPP) models. Additionally, general economic uncertainty and evolving federal clean-energy legislation have influenced the timing of certain project commitments.

For the nine months ended September 30, 2025, revenue from the CETY Renewables segment was $409,699, compared to $ 590,985 for the same period in 2024. This segment is expected to remain relatively stable until construction activities commence later this year.

For the nine months ended September 30, 2025, CETY reported no revenue from its Engineering and Manufacturing segments, compared to $9,341 for the same period in 2024. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment over the coming quarters.

For the nine months ended September 30, 2025, revenue from our natural gas (NG) business was $586,095, a decrease from $1,185,178 for the same period in 2024. This decline is primarily due to macroeconomic factors and our strategic decision to reduce focus on lower-margin business activities.

Gross Profit

For the nine months ended September 30, 2025, our gross profit totaled $1,135,315, representing an increase from $641,575 for the same period in 2024. The improvement in gross profit and margin was primarily driven by the sale of higher-margin refurbished systems and greater contributions from CETY’s non-natural gas business in China, where our operations and technologies generate substantially higher margins compared to our NG segment.

Segment breakdown

For the nine months ended September 30, 2025, our gross profit from Engineering and Manufacturing amounted to $0, compared to $7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the nine months ended September 30, 2025, our gross profit from the Heat Recovery Solutions (HRS) segment was $715,709, compared to $83,822 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, including the sale of refurbished, higher-margin systems, as well as equipment and engineering service sales.

For the nine months ended September 30, 2025, our gross profit from the CETY Renewables segment was $407,265, compared to $549,947 for the same period in 2024. The Company’s operations have remained steady as we progress through the Certificate of Public Good (CPG) process and approach the final stages of permitting.

For the nine months ended September 30, 2025, our gross profit from our wholly owned subsidiary, JHJ, was $12,341, down from $0 for the same period in 2024. This decrease was primarily due to minimal business activity in China, which was partly a result of our strategic decision to reduce focus on lower-margin businesses in the region.

Selling, General and Administrative (SG&A) Expenses

For the nine months ended September 30, 2025, our selling, general and administrative (SG&A) expenses totaled $3,301,052, compared to $3,193,447 for the same period in 2024. The increase was primarily due to costs associated with a consulting agreement related to a potential acquisition, partially offset by lower operating and salary expenses from our China operations and a reduction in certain general and administrative costs.

Salaries Expense

For the nine months ended September 30, 2025, our salary expenses totaled $1,329,800, compared to $1,481,316 for the same period in 2024. The decrease was primarily due to reduced activity within our CETY Renewables business, while salary levels across other segments remained relatively stable.

Travel Expense

For the nine months ended September 30, 2025, our travel expenses were $127,312, compared to $135,964 for the same period in 2024. This slight decrease reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the nine months ended September 30, 2025, our professional fees totaled $1,073,709, compared to $484,990 for the same period in 2024. The increase was primarily due to costs associated with a consulting agreement related to a potential acquisition, partially offset by lower legal and registration-related expenses compared to the prior year, which included higher costs associated with our S-3 registration process.

Facility Lease and Maintenance Expense

For the nine months ended September 30, 2025, our facility lease and maintenance expenses totalled $190,944, compared to $230,798 for the same period in 2024. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the nine months ended September 30, 2025, our depreciation and amortization expense was $8,907, compared to $8,907 for the same period in 2024. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

For the nine months ended September 30, 2025 and 2024, we recorded derivative liabilities of $924,588 and $0, respectively. The increase in derivative liability was primarily due to the issuance of new convertible instruments and mark-to-market adjustments resulting from changes in our stock price and volatility. These fair value remeasurements are required each reporting period in accordance with ASC 815.

Interest and Finance Fees

For the nine months ended September 30, 2025, interest and finance fees totaled $2,399,193, compared to $902,002 for the same period in 2024. The increase was primarily due to two larger interim financings obtained to bridge the Company through the finalization of funding for the Vermont Renewable Gas Project, address approximately $1.7 million in accounts receivable, and support the completion of the S-3 registration, as well as certain applied default amounts.

Net Loss

For the nine months ended September 30, 2025, our net loss was $3,522,342, compared to a net loss of $3,550,669 for the same period in 2024. The results remained relatively steady year-over-year, primarily reflecting higher-margin revenue from the Heat Recovery Solutions (HRS) segment—driven by equipment and refurbished system sales—as well as stable contributions from CETY Renewables supporting the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China natural gas business contributed to maintaining a stable overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(6,218,085)	$(2,788,608)
Net cash provided by investing activities	(12,624)	83,340
Net cash provided by financing activities	6,986,908	2,660,036
Foreign Currency Transaction	8,486	(244)
Net increase in cash and cash equivalents	$764,685	$(45,476)

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of September 30, 2025 and December 31, 2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the fourth quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2025, and December 31, 2024, we had outstanding customer deposits of $197,220 and $30,061 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the nine months ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On or about July 8, 2025, the Company issued 34,000 shares of common stock to Mast Hill pursuant to its conversion of $97,629.30 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 11, 2025, the Company issued 31,180 shares of common stock to Mast Hill pursuant to its conversion of $86,544 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

On or about July 18, 2025, the Company issued 33,333 shares of common stock to Mast Hill pursuant to its conversion of $97,695 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about July 18, 2025, pursuant to the securities purchase agreement with First Fire dated July 18, 2025, described above, the Company issued 8,333 shares of Company common stock to First Fire.

On or about July 21, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $195,390 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 1, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $192,150 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 1, 2025, the Company issued 20,000 shares of common stock to Mast Hill pursuant to its conversion of $55,895 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 6, 2025, the Company issued 100,000 shares of common stock to Mast Hill pursuant to its conversion of $286,475 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about August 18, 2025, pursuant to the securities purchase agreement with Mast Hill dated August 15, 2025, described above, the Company issued 10,000 shares of Company common stock to Mast Hill.

On or about September 12, 2025, the Company issued 66,667 shares of common stock to Mast Hill pursuant to its conversion of $212,760 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On or about July 1, 2025, Company subsidiary Herbert YF Global Holding Limited entered into a Consulting Agreement (the “Linkage Consulting Agreement”) with Linkage International Limited (the “Consultant”), a Hong Kong company and one of the Company’s investors from the Company’s May 6, 2025, private placement, pursuant to which the Company had sold in the aggregate 715,447 shares of Company common stock at a price of $6.15 per share (on a split-adjusted basis), for aggregate gross proceeds of $4,400,000. Pursuant to the Consulting Agreement, the Consultant would provide services in connection with the potential acquisition of Ortus Climate Mitigation LLC’s Italian operations (the “Acquisition Target”), and the Company would pay the Consultant HKD 5,000,000 as a non-refundable consulting fee, and HKD 25,000,000 as a refundable deposit for the acquisition of the Acquisition Target. The Consultant has rendered such acquisition services to the Company, on July 8, 2025, paid the HKD 5,000,000 consulting fee to the Consultant ($640,902.52), and between July 10, 2025 and August 8, 2025, paid HKD 25,000,000 ($3,204,513) as a refundable deposit towards the acquisition of the Acquisition Target. On or about November 18, 2025, the Company and the Consultant entered into an amendment to the Consulting Agreement providing that if the deposit is not refunded as agreed, the Consultant would ensure that 715,447 shares of Company common stock would be returned to the Company for cancellation.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (included as exhibit 10.136 to Form 10-K filed on April 15, 2022).

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022 (included as exhibit 10.138 to the Form 8-K filed on May 9, 2022).

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022 (included as exhibit 10.139 to the Form 8-K filed on May 9, 2022).

10.5	Form of Jefferson Warrant (included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022).

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022 (included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022).

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022 (included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022).

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022 (included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

EXHIBIT NUMBER	DESCRIPTION

10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022 (included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022).

10.10	Form of Promissory Note dated October 25, 2022 (included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022).

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022 (included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022 (included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).
10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

EXHIBIT NUMBER	DESCRIPTION
10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-3/A filed on March 13, 2025)

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

10.76	Securities Purchase Agreement, dated April 22, 2025, between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC (included as Exhibit 10.1 to Form 8-K filed on April 24, 2025).

10.77	Promissory Note, dated April 22, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 24, 2025).

10.78	Form of Subscription Agreement dated May 6, 2025 (included as Exhibit 10.1 to Form 8-K filed on May 7, 2025).

10.79	Securities Purchase Agreement, dated May 8, 2025, between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.80	Promissory Note, dated May 8, 2025 (included as Exhibit 10.2 to Form 8-K filed on May 12, 2025).

10.81	Securities Purchase Agreement, dated May 19, 2025, entered into between the Company and Lucas Ventures, LLC (included as Exhibit 10.1 to Form 8-K filed on May 22, 2025).

10.82	Convertible Promissory Note, dated May 19, 2025, issued by the Company to Lucas Ventures, LLC (included as Exhibit 10.2 to Form 8-K filed on May 22, 2025).

10.83	Securities Purchase Agreement, dated June 3, 2025, entered into between the Company and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on June 5, 2025).

10.84	Convertible Promissory Note, dated June 3, 2025, issued by the Company to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on June 5, 2025).

10.85	Securities Purchase Agreement, dated July 18, 2025, entered into between the Company and Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.1 to Form 8-K filed on July 23, 2025).

10.86	Senior Promissory Note, dated July 18, 2025, issued by the Company to Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.2 to Form 8-K filed on July 23, 2025).

10.87	Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated July 1, 2025.

10.88	Amendment No. 1 to Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated November 17, 2025.

21.1	List of subsidiaries of the Company

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	November 19, 2025

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	November 19, 2025

