Form 10-K/A
period 2024-12-31
Clean Energy Technologies, Inc.
filed 2026-06-05
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒ Yes ☐ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, was $24,043,457, based upon 1,214,316 shares held by non-affiliates and the closing price of $19.80 per share on the last trading day (June 28, 2024) prior to such date. Share and per-share information has been retroactively adjusted to reflect the 1-for-15 reverse stock split of the Company’s common stock effected on October 6, 2025.

The number of shares of common stock outstanding on June 4, 2026, was 12,166,106 shares, after giving effect to the 1-for-15 reverse stock split effected October 06, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A for the year ended December 31, 2024 (“Amendment No. 3”) to its Annual Report on Form 10-K for the year ended December 31, 2024, originally filed on April 14, 2025, amended on April 15, 2025 and June 9, 2025 (as previously amended, the “Annual Report”), to restate the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023.

During the preparation of the Company’s financial statements for the fiscal year ended December 31, 2025, the Company determined that historical accounting errors existed related primarily to the classification, valuation, and collectability assessment of long-term receivables and contract assets, as well as warrant issuance, and the timing of revenue recognition and related interest income under U.S. GAAP.

Accordingly, the Company determined (i) that the impact of the errors was material for the fiscal years ended December 31, 2024 and 2023, (ii) to amend the Annual Report and restate the financial statements for the fiscal years ended December 31, 2024 and 2023 therein to correct those errors, and (iii) to amend the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and restate the financial statements in those Quarterly Reports.

The restatement adjustments in this Amendment No. 3 include reclassifications of receivables, recognition of write-offs, adjustments to allowance for credit losses, and present value adjustments related to long-term financing receivables, and warrant issuance and change in fair value of the warrants. as more fully described in Note 19 to the consolidated financial statements. Certain portions of the cumulative effect of these adjustments relate to periods prior to January 1, 2023, and have been reflected as prior period adjustments in the accompanying financial statements. See Note 19 to the consolidated financial statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

This Amendment No. 3 reflects only the correction of the errors described above and does not otherwise update or modify disclosures contained in the Annual Report, except as required to reflect the restated financial statements and related disclosures. Accordingly, this Amendment No. 3 speaks as of the date of the Annual Report and should be read in conjunction with the Annual Report and the Company’s other filings with the Securities and Exchange Commission.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,897,145 and a deficit working capital of $3,478,090 and an accumulated deficit of $28,480,730 as of December 31, 2024 (Restated), and used $3,560,951 in net cash from operating activities for the year ended December 31, 2024.

For the fiscal year ending December 31, 2024, our company reported a net loss of $4,550,296 compared to a net loss of $5,611,128 for the year 2023. The reduction in net loss for 2024 is primarily attributed to several key factors, including our strategic expansion into higher-margin waste-to-energy business unit, also a reduction in interest and financing fees compared to the previous year. Despite the persistently high interest rates, we are actively exploring more cost-effective financing options moving forward.

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

As of December 31, 2024, we had current liabilities of $6,658,247 and total current assets of $3,180,157.

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

WE HAVE ISSUED A SUBSTANTIAL AMOUNT OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders. We also have outstanding other convertible securities, including shares of preferred stock, warrants and other equity instruments convertible into shares of common stock. As of December 31, 2024, these convertible securities include the following and retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025.

Convertible Notes - and Approximate common share equivalents	206,305
Series E preferred shares	50,400
Warrants and Common Stock equivalent’s	16,901
Total Convertible Common Stock equivalents	273,606

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

WE ARE NOT CURRENTLY IN COMPLIANCE WITH NASDAQ’S LISTING REQUIREMENTS; IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH THOSE REQUIREMENTS WITHIN THE TIME PERIODS PERMITTED BY NASDAQ, OUR COMMON STOCK MAY BE DELISTED, WHICH WOULD LIKELY IMPAIR OUR ABILITY TO RAISE CAPITAL AND COULD CONSTITUTE AN EVENT OF DEFAULT UNDER OUR OUTSTANDING PROMISSORY NOTES.

On November 5, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company no longer met that requirement. The Nasdaq rules initially provided the Company a compliance period of 180 calendar days from the date of the notice (or until May 5, 2025) in which to regain compliance with the Minimum Bid Price Requirement. On May 7, 2025, Nasdaq granted the Company an additional 180-day extension (or until November 3, 2025) to regain compliance with the Minimum Bid Price Requirement. On October 20, 2025, Nasdaq notified the Company that the Company had regained compliance with the Minimum Bid Price Requirement, and the matter was closed.

On January 8, 2025, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s annual shareholder meeting requirement as set forth in Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholder Meeting Requirement”). The Nasdaq listing rules require the Company to have an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, and the Company has not had an annual meeting within twelve months of the Company’s 2023 fiscal year end as required. The Nasdaq rules provided the Company 45 calendar days to submit a plan to regain compliance with the Annual Shareholder Meeting Requirement. The Company submitted such plan as required, and on February 27, 2025, Nasdaq provided the Company an extension of until June 3, 2025, to regain compliance with the Annual Shareholder Meeting Requirement. On April 30, 2025, the Company held its annual meeting of shareholders, and the Company regained compliance with the Annual Shareholder Meeting Requirement.

On April 17, 2026, the Company received a written notice Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. That rule requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from receipt of the notice to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K, or until October 12, 2026, to regain compliance.

On May 26, 2026, the Company received a written notice Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. That rule requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from receipt of the notice to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-Q, or until November 16, 2026, to regain compliance.

The Company intends to submit a plan to Nasdaq regarding regaining compliance with Nasdaq’s rules. However, there can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be able to regain compliance within any extension period granted by Nasdaq. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel.

If the Company’s common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees. Additionally, delisting of the Company’s common stock from the Nasdaq Capital Market could constitute an event of default under its outstanding convertible promissory notes, resulting in those notes becoming immediately due and payable, and resulting in default penalties being applied to those notes.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All share and per-share information in this section has been retroactively adjusted to reflect the 1-for-15 reverse stock split effectively on October 06, 2025.

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

Record Holders

As of April 09, 2025, there were 3,168,229 shares of the registrant’s $0.001 par value common stock issued and outstanding, which shares were owned by approximately 5000 holders of record, based on information provided by our transfer agent and NOBO.

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

Recent Sales of Unregistered Securities

During the period covered by this annual report (the fiscal year ended 2024) the company issued the following unregistered equity securities that were not already disclosed in a quarterly report on a form 10Q or in a current report on a form 8K:

On June 21, 2024, the Company issued 2,667 shares to a consultant at fair value of $52,800.

In the second quarter of 2024, the Company issued 52,140 shares for conversion of Series E Preferred share valued at $756,435.

In the fourth quarter of 2024, the Company issued 26,667 shares for conversion of Series E Preferred share valued at $219,176.

On October 20, 2024, the Company entered into a subscription agreement pursuant to which the Company agreed to sell up to 10,677  units to the Subscribers for an aggregate purchase price of $102,500.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry. As a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares of Common Stock as commitment shares.

On November 18, 2024, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P. As a condition to the sale of the Note, the Company issued to the Buyer 3,333 shares of Common Stock as commitment shares.

On November 29, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares of Common Stock.

On December 23, 2024, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued 33,333 shares of Common Stock to the Buyer.

As of the filing date in 2025, the Company has issued   137,720 shares for the conversion of Series E Preferred shares, with a total value of $756,139 year-to-date.

On January 27, 2025, the Company issued 3,740 shares as the final payment of a note to Firstfire Global Opportunities Fund LLC.

On February 11, 2025, the Company entered into a consulting agreement as a condition to the agreement, the Company issued 1,667 shares of Common Stock to the consultant.

On April 04, 2025, the Company entered into a securities purchase agreement as a condition to the sale of the Note, the Company issued to the Buyer 3,000 shares of Common Stock.

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

Summary of Operating Results for the year ended December 31, 2024 (Restated), Compared to the year ended December 31, 2023 (Restated)

Going Concern

The financial statements have been prepared on a basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,897,145 and a working capital deficit of $3,478,090 and an accumulated deficit of $28,480,730 as of December 31, 2024 and used $3,560,951 in net cash from operating activities for the year ended December 31, 2024. CETY has a clear strategy in place and has the capability to successfully restructure its existing debt and secure additional financing. With its current strategic approach and diversification of its products and solutions, the management has created a favorable environment for the company to transition towards profitability.

For the fiscal year closing on December 31, 2024, our company reported a net loss amounting to $4,550,296, to the net loss of $5,734,071 before non-controlling interest and tax we achieved during the equivalent period in 2023. CETY’s net loss was impacted by a shift in our revenue mix, with lower business from China, which historically had lower margins, and an increasing focus on higher-margin opportunities from our waste-to-energy business. Additionally, while interest and financing fees were lower compared to previous periods, they remained high due to delays in our registration becoming effective. These factors contributed to the overall financial performance for the period.

Following the close of the 2024 fiscal year, CETY’s equity saw a significant decrease, dropping from $4,208,460 to $1,897,145, as reflected in our quarterly financials. This decline was primarily driven by ongoing investments in our waste-to-energy business, the impact of lower-margin revenue from China, and continued financing costs. Despite this, our strategic focus on higher-margin opportunities positions us for stronger long-term growth and improved financial performance.

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2024, the Company had stockholders’ equity of $1,897,145, a working capital deficit of $3,478,090, and an accumulated deficit of $28,480,730. The Company also reported net cash used in operating activities of $3,560,951 for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

During 2024 and continuing into 2025, the Company’s financial condition and operating results were adversely impacted by several factors, including continued financing and interest-related costs, delays associated with financing and registration effectiveness, lower-margin revenue contributions from certain operations, ongoing investments in strategic waste-to-energy initiatives, and accounting adjustments and restatement-related impacts associated with prior period activities and financial reporting reviews.

Management has implemented and continues to pursue multiple initiatives intended to improve liquidity and operating performance. These initiatives include restructuring certain existing obligations, pursuing additional equity and strategic financing opportunities, reducing operating costs where appropriate, focusing on higher-margin waste-to-energy and heat recovery opportunities, advancing strategic commercial projects, and pursuing operational efficiencies across the organization. Management is also actively evaluating strategic partnerships, project-level financing opportunities, and other capital formation initiatives intended to support the Company’s long-term business objectives.

For the fiscal year ended December 31, 2024, the Company reported a net loss of $4,550,296 compared to a net loss of $5,734,071 for the prior year period. While management believes the actions presently being taken provide a path toward improving liquidity and operating performance, such plans are subject to various risks and uncertainties, and there can be no assurance that such efforts will be successful or sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the year ended December 31, 2024 (Restated), compared to the year ended December 31, 2023 (Restated).

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

Segment Breakdown

For the year ended December 31, 2024, our gross profit from HRS was $19,206 compared to $157,178 for the same period in 2023; This decrease was primarily due to delays in booking and shipping products, as customers were evaluating their sites and waiting for clarity on economic factors driven by the U.S. government’s pending tax incentive programs and the release of new guidelines at the end of 2024, compounded by the election year uncertainties.

For the year ended December 31, 2024, our gross profit from CETY Renewables increased to $829,784, compared to $355,234 for the same period in 2023. This growth reflects the expansion of our higher-margin waste-to-energy business, which in 2024 consisted of engineering, project development, and services with minimal material costs. The strong profitability of this segment underscores our strategic focus on delivering turnkey renewable energy solutions that generate long-term value while maintaining a lean cost structure.

For the year ended December 31, 2024, our gross profit from CETY HK improved to $(6,195), compared to $(35,378) for the same period in 2023. While overall market conditions for the natural gas business in China remained challenging, we were able to mitigate some losses through operational efficiencies and pricing adjustments.

For the year ended December 31, 2024, our gross profit from PMI amounted to $7,806, compared to $(16,199) for the same period in 2023. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

Selling, General and Administrative (SG&A) Expenses

For the year ending December 31, 2024, our Selling, General, and Administrative (SG&A) expenses increased to $1,015,102, compared to $679,004 in 2023. This increase was primarily driven by expanded investments in Media and Investor Relations, marketing efforts, and sales initiatives aimed at supporting business growth. Increased spending on subscription services and IT infrastructure. Furthermore, the rise in SG&A includes expenses related to inducement shares issued in connection with inducement shares for various notes, contributing to the overall increase in administrative costs.

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

Bad Debt

For the year ended December 31, 2024, our bad debt expense was $217,584 compared to $0 for the same period in 2023.

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

Net (Loss) from operations

For the fiscal year ending December 31, 2024, our net loss from operations totaled $3,330,431, an increase compared to the net loss of $2,925,984 for the same period in 2023. This rise in loss is primarily due to the expansion of our team, our uplisting to Nasdaq, and the growth of our global business operations, as well as a decline in revenue from our NG business. Although revenue dropped substantially, our net loss remained relatively close to the losses incurred in 2023, reflecting our efforts to manage costs despite the challenges.

Change in Derivative Liability

For the year ended December 31, 2024, we had $0 compared to loss on derivative liability of $326,539 for the same period in 2023. The decrease in loss on derivative liability was due to maturity date and expiration of the notes.

Change in FV of warrant liability

For the year ended December 31, 2024 and 2023, we had $26,596 and nil gain on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Gain on debt settlement and write off

For the year ended December 31, 2024, we recorded gain of $8,135, compared to a loss of $1,124,654 for the same period in 2023. The loss in 2024 was primarily attributable to the deconsolidation of Shuya, while the 2023 loss was due to the fair market valuation of preferred shares.

Interest Income

For the year ended December 31, 2024, interest income from Florya associated with long-term financing receivable totaled $53,153 compared to $48,595 for the same period in 2024.

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

Also, from time-to-time, we require upfront deposits from our customers based on the contract. As of December 31, 2024 (Restated) and 2023, we had outstanding customer deposits of $172,061 and $307,236, respectively.

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

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clean Energy Technologies, Inc. (the Company) as of December 31, 2024 (as restated) and 2023 (as restated), and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (as restated) and 2023 (as restated), and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements, as restated, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as restated, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements as restated do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2024 and 2023 financial statements

As discussed in Note 19 to the financial statements, the Company has restated its previously issued financial statement as of and for the year ended December 31, 2024, and 2023 to correct misstatements. The accompanying financial statements as of and for the years ended December 31, 2024, and 2023 reflect the correction of those misstatements. Our opinion is not modified with respect to this matter.

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

Our audit procedures consisted of the following, among others:

●	We read the termination of the Consistent Action Agreements to understand and evaluate the terms of the transaction to determine that the Company no longer has control and change from consolidation in 2023 to equity method in 2024.

●	We obtained the Company’s third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the equity investment based on the business enterprise value and fair value of non-controlling interest on January 1, 2024 to calculate the gain and loss from the deconsolidation.

●	We utilized our internal valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital, the discount rate, the discounted cash flows method used by the Company’s third-party valuation expert in developing the estimated fair value of the equity investment as of January 1, 2024, fair value of non-controlling interest, and to calculate the gain and loss from the deconsolidation.

●	We assessed the reasonableness of management’s cash flow forecasts based on historical results, revenue growth assumptions and expected inflation.

●	We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded by the Company.

●	We evaluated the qualifications of the Company’s third-party valuation expert based on credentials, reputation and experience.

●	We assessed the appropriateness of the disclosures in the consolidated financial statements.

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

Diamond Bar, California

April 14, 2025, except for Note 18, as to which the date is June 6, 2025; and Note 2 and Note 19 as to which the date is June 04, 2026

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
Assets
Current Assets:

Cash	$62,101	$89,625
Accounts receivable - net	8,389	459,008
Accounts receivable – related party	1,947,131	491,774
Advance to Supplier	195,575	485,430
Deferred Offering Costs	127,494	11,000
Due from related party	112,000	-
Loan Receivables	230,464	200,826
Inventory	497,003	666,413
Total Current Assets	3,180,157	2,404,076

Property and Equipment - Net	2,913	4,530
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	741,700	762,273
Long Term Investment - Shuya	485,889	-
Investment to Guangyuan Shuxin New Energy Co.	229,064	286,106
Long-term financing receivables - net	-	217,584
Contract assets	619,779	566,626
Advance to Supplier - Prepayment	548,000	563,200
License	354,322	354,322
Patents	82,910	91,817
Right of use asset - long term	166,727	245,975
Other Assets	56,125	67,133
Total Non Current assets	5,504,114	5,376,251

Assets from discontinued operations	-	2,386,762

Total Assets	$8,684,271	$10,167,089

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,509,782	$506,535
Accounts payable – related party	-	87,420
Accrued Expenses	465,199	451,285
Customer Deposits	172,061	307,236
Warranty Liability	100,000	100,000
Warrant Liability	78,148	-
Deferred Revenue	33,000	33,000
Derivative Liability	-	-
Facility Lease Liability - current	130,483	117,606
Line of Credit	662,804	626,033
Convertible Notes Payable (net of discount of $117,917 and $70,056 respectively)	3,094,577	1,934,956
Notes payables	403,943	-
Related Party Notes Payable	8,250	-
Total Current Liabilities	6,658,247	4,164,071
Long-Term Debt:
Facility Lease Liability - long term	38,125	128,480
Accrued Dividend	90,754	47,904
Total Long-Term Debt	128,879	176,384

Liabilities from discontinued operations	-	860,958

Total Liabilities	$6,787,126	$5,201,413

Stockholders’ Equity
Common stock, $.001 par value; 133,333,333 shares authorized; 3,022,103 and 2,610,164 shares issued and outstanding as of December 31, 2024 and 2023 respectively (retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 2)	3,022	2,610
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 756,139 and 2,199,387 shares issued and outstanding as of December 31, 2024 and 2023, respectively	756	2,199
Additional paid-in capital	30,631,493	28,288,163
Accumulated Other Comprehensible Income	(257,396)	(196,827)
Accumulated deficit	(28,480,730)	(23,887,685)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	1,897,145	4,208,460

Non-controlling interest	-	757,216
Total Stockholders’ Equity	1,897,145	4,965,676
Total Liabilities and Stockholders’ Equity	$8,684,271	$10,167,089

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the years ended December 31,

	2024 Restated	2023 Restated
Sales	$1,373,481	$6,283,358
Sales -related party	1,051,178	410,486
Total revenue	2,424,659	6,693,844

Cost of Goods Sold	1,578,104	6,233,009
Gross Profit	846,555	460,835

General and Administrative
General and Administrative expense	1,015,102	679,004
Salaries	1,906,701	1,570,909
Travel	185,876	247,124
Professional Fees	578,937	356,785
Facility lease and Maintenance	285,823	310,004
Consulting	195,640	196,301
Depreciation and Amortization	8,907	26,692
Total Expenses	4,176,986	3,386,819
Net Loss from Operations	(3,330,431)	(2,925,984)

Other Income	12,583	79,082
Change in derivative liability	-	326,539
Change in FV of warrant liability	26,596	-
Investment loss from Shuya	(125,148)	-
Loss on debt settlement and write down	8,135	(1,124,654)
Interest Income	57,011	48,595
Interest and Financing fees	(1,199,042)	(2,137,649)
Net Loss before income taxes	(4,550,296)	(5,734,071)
Income Tax Expense	-	-
Net loss before non-controlling interest from continuing operations	(4,550,296)	(5,734,071)

Net income before non-controlling interest from discontinued operation	-	273,077
Net loss before non-controlling interest from continuing operations	(4,550,296)	(5,460,994)
Income Tax Expense	-	(22,173)
Net Loss	(4,550,296)	(5,483,167)
Net income attributable to non-controlling interest	-	127,961

Net loss attributable to Clean Energy Technologies, Inc.	(4,550,296)	(5,611,128)

Accumulative other comprehensive income
Foreign Currency Translation Loss	(60,569)	(36,155)
Total Comprehensible Loss	$(4,610,865)	$(5,647,283)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	2,880,367	2,563,194

Net Loss per common share basic and diluted	(1.60)	(2.19)

Reflected the 1-for-15 reverse split effective on October 06, 2025. See Note 02.

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

December 31, 2024 (Restated) and 2023 (Restated)

	Common Stock .001 Par		Preferred Stock Shares		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated Deficit	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	(Restated)	Interest	Totals

December 31, 2022 (reported)*	2,478,325	$2,478	-	$-	$-	$19,312,926	$(160,672)	$(17,276,536)	$-	$1,878,196
Correction of errors Beginning Balance	-	-	-	-	-	-	-	(952,117)	-	-
December 31, 2022 (restated)	2,478,325	2,478	-	-	-	19,312,926	(160,672)	(18,228,653)	-	926,079
Warrants issued in conjunction for debt	-	-	-	-	-	609,619	-	-	-	609,619
Warrants issued for services	-	-	-	-	-	76,100	-	-	-	76,100
Shares issued for S-1 Registration	65,000	65	-	-	-	3,899,935	-	-	-	3,900,000
Offering cost	-	-	-	-	-	(805,445)	-	-	-	(805,445)

Shares issued for rounding	250	-	-	-	-	-	-	-	-	-
Shares for Pacific Pier and Firstfire conversion	4,282	4	-	-	-	(8)	-	-	-	(4)
Shares issued for Debt Conversion	18,507	19	-	-	-	666,231	-	-	-	666,250
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	(36,155)	-	(21,696)	(57,851)
Fair value of NCI from acquisition of Shuya	-	-	-	-	-	-	-	-	650,951	650,951
Shares issued for warrant conversion	41,133	41	-	-	-	987,162	-	-	-	987,203
Reclassification of derivative liabilities due to note repayment	-	-	-	-	-	261,639	-	-	-	261,639
Shares based compensation	2,667	3	-	-	-	71,997	-	-	-	72,000
Shares issued for Series E preferred	-	-	2,199,387	2,199	-	3,208,007	-	-	-	3,210,206
Series E preferred dividend	-	-	-	-	-	-	-	(47,904)	-	(47,904)
Net Loss	-	-	-	-	-	-	-	(5,611,128)	127,961	(5,483,167)
December 31, 2023 (restated)	2,610,164	2,610	2,199,387	2,199	-	28,288,163	(196,827)	(23,887,685)	757,216	4,965,676

Shares issued for stock compensation	3,667	4	-	-	-	62,246	-	-	-	62,250
Shares issued for debt inducement	16,333	16	-	-	-	194,531	-	-	-	194,547
Shares issued for subscription	224,233	224	-	-	-	2,085,277	-	-	-	2,085,501
Shares issued for series E preferred conversion	167,706	168	(1,443,248)	(1,443)		1,276	-	-	-	1
Value of the warrants issued for Mast Hill	-	-	-	-	-		-	-	-	-
Accumulated Comprehensive	-		-	-	-	-	(60,569)	-	-	(60,569)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(42,749)	-	(42,749)
Net Loss	-	-	-	-	-	-	-	(4,550,296)	-	(4,550,296)
December 31, 2024 (restated)	3,022,103	$3,022	756,139	$756	$-	$30,631,493	$(257,396)	$(28,480,730)	$-	$1,897,145

*	Reflected the 1-for-15 reverse split effective on October 6, 2025. See Note 02

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the years ended December 31,

	2024 Restated	2023 Restated
Cash Flows from Operating Activities:
Net loss including non-controlling interest	(4,550,296)	(5,611,128)
Net Income from discontinued operations	-	250,904
Net loss from continuing operations	(4,550,296)	(5,862,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,423	26,859
Stock compensation expense	62,250	148,100
Noncash investment income from Shuya	(170,047)	-
Loss on deconsolidation of Shuya	344,889	-
Loss (gain) on debt settlement	-	1,124,654
Bad debt expense	217,584	-
Amortization of debt discount	222,351	846,682
Deferred offering expense	(11,750)	-
Change in derivative liability	-	(326,539)
Change in FV of warrant liability	(26,596)
(Increase) decrease in right of use asset	78,541	(88,615)
(Increase) decrease in lease liability	(76,848)	59,650
(Increase) decrease in accounts receivable	17,142	301,226
(Increase) decrease in accounts receivable – related party	(1,021,880)	(534,651)
(Increase) decrease in prepayments	336,740	(526,148)
(Increase) decrease in contract asset	(53,153)	(48,595)
(Increase) decrease in other assets	49,847	706,117
(Increase) decrease in inventory	38,441	(469)
(Decrease) increase in accounts payable	1,003,248	(273,057)
(Decrease) increase in accrued interest	184,185	26,771
Other (Decrease) increase in accrued expenses	(70,732)	352,645
Other (Decrease) increase in other payables - related party	-	(709,751)
Other (Decrease) increase in customer deposits	(145,290)	87,339
Net cash used in continuing operations	(3,560,951)	(4,689,815)
Net cash used in discontinued operations	-	(93,262)
Net Cash Used In Operating Activities	(3,560,951)	(4,783,077)

Cash Flows from Investing Activities
Investment to Guangyuan Shuxin New Energy Co.	50,040	(286,918)
Purchase of intangible assets	-	(90)
Purchase of fixed assets	-	(4,621)
Loan receivables	111,200	-
Net cash used in continuing operations	161,240	(291,629)
Net cash used in discontinued operations		(26,973)
Cash Flows Used In Investing Activities	161,240	(318,602)

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	1,893,254	2,399,835
Proceeds from warrants exercised	-	987,204
Due from related party	(112,000)	-
Loan to Rongjun	-	84,720
Payments on notes payable and line of credit	(492,851)	(1,675,535)
Stock issued for cash	2,085,500	3,094,555
Net cash provided by continuing operations	3,373,903	4,890,779
Net cash provided by discontinued operations	-	205,704
Cash Flows Provided By Financing Activities	3,373,903	5,096,483

Foreign Currency Transaction	(1,717)	30,776

Net (Decrease) Increase in Cash and Cash Equivalents	(27,525)	25,580
Cash and Cash Equivalents at Beginning of Period	89,625	149,272
Cash and Cash Equivalents at End of Period	62,101	174,852

Analysis of balances of cash and cash equivalents
Cash and Cash equivalents	62,101	89,625
Cash and equivalents included in discontinued operations	-	85,254
Total	62,101	174,881

Supplemental Cashflow Information:
Interest Paid	$268,668	$257,149

Supplemental Non-Cash Disclosure
Discount on new notes	$239,871	$239,800
Shares issued for warrants	$-	$261,639
Shares issued for preferred conversions	$-	$3,210,206
Shares issued for debt conversions	$-	$666,250
Warrants issued in conjunction for convertible notes payable	$-	$609,617
Dividend accrued	$42,751	$-

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2024, the Company had stockholders’ equity of $1,897,145, a working capital deficit of $3,478,090, and an accumulated deficit of $28,480,730. The Company also reported net cash used in operating activities of $3,560,951 for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

During 2024 and continuing into 2025, the Company’s financial condition and operating results were adversely impacted by several factors, including continued financing and interest-related costs, delays associated with financing and registration effectiveness, lower-margin revenue contributions from certain operations, ongoing investments in strategic waste-to-energy initiatives, and accounting adjustments and restatement-related impacts associated with prior period activities and financial reporting reviews.

Management has been implemented and continues to pursue multiple initiatives intended to improve liquidity and operating performance. These initiatives include restructuring certain existing obligations, pursuing additional equity and strategic financing opportunities, reducing operating costs where appropriate, focusing on higher-margin waste-to-energy and heat recovery opportunities, advancing strategic commercial projects, and pursuing operational efficiencies across the organization. Management is also actively evaluating strategic partnerships, project-level financing opportunities, and other capital formation initiatives intended to support the Company’s long-term business objectives.

For the fiscal year ended December 31, 2024, the Company reported a net loss of $4,550,296 compared to a net loss of $5,734,071 for the prior year period. While management believes the actions presently being taken provide a path toward improving liquidity and operating performance, such plans are subject to various risks and uncertainties, and there can be no assurance that such efforts will be successful or sufficient to alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2024 (Restated), and December 31, 2023 (Restated), we had a reserve for potentially un-collectable accounts receivable of nil and nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of December 31, 2024 (Restated), and December 31, 2023 (Restated), we had a reserve for potentially un-collectable long-term financing receivables of $217,584 and $nil respectively.

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

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2024 and 2023, we had outstanding customer deposits of $172,061 and $307,236 respectively.

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

Net (Loss) per Common Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260-10-45, Earnings Per Share, as amended by ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.

Diluted earnings (loss) per share includes the impact of potentially dilutive securities and is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of common stock equivalents and other potentially dilutive securities during the period.

At December 31, 2024, we had outstanding common shares of 3,022,103 used in the calculation of basic earnings per share. Basic weighted average common shares for the years ended December 31, 2024 and 2023 were 2,880,367 and 2,563,194, respectively. As of December 31, 2024, we had convertible notes, convertible into approximately 368,171 (pre-reverse of additional common shares, and 428,226 common stock warrants, and 1,693,508 preferred shares. Fully diluted weighted average common shares outstanding were the same as basic weighted average common shares for the year ended December 31, 2024, as potentially dilutive securities were excluded from the calculation because they were anti-dilutive.

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

	For the years ended December 31,
	2024 (Restated)	2023 (Restated)
Net Sales
Manufacturing and Engineering	$9,341	$47,091
Heat Recovery Solutions	158,141	497,584
NG Trading	1,192,420	5,719,170
Waste to Energy	1,064,757	429,999
Discontinued operations	-	8,419,619
Total Sales	$2,424,659	$15,113,463

Segment income and reconciliation before tax
Manufacturing and Engineering	7,806	(16,199)
Heat Recovery Solutions	15,160	157,178
LNG Trading	(6,195)	(35,378)
Waste to Energy	829,784	355,234
Discontinued operations	-	629,419
Total Segment income	846,555	1,090,254
Less: operating expense	(4,176,986)	(3,386,819)
Less: operating expense from discontinued operations	-	(358,843)
Less: other income and expenses	(1,219,865)	(2,808,087)
Less: other income and expenses from discontinued operations	-	2,501
Net (loss) before income tax	$(4,550,296)	$(5,460,994)

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
Total Assets
Manufacturing and Engineering	$2,568,869	$2,607,917
Heat Recovery Solutions	2,041,013	4,003,495
Waste to Energy	1,648,324	486,572
LNG Trading	2,426,065	3,069,105
Total Assets	$8,684,271	$10,167,089

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the years ended December 31,
	2024	2023
United States	1,232,238	905,057
China include discontinued operation: $8,419,619	1,192,421	14,138,789
Other international	-	69,617
Total Sales	2,424,659	6,693,844

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

As of December 31, 2024 (Restated), we had a net operating loss carry-forward of approximately $36,064,097 and a deferred tax asset of $nil using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(8,452,200). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

Reverse Stock Split

On October 6, 2025, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock. All share and per-share amounts presented in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Recently Issued Accounting Standards

The Company’s management reviewed all recently issued ASU’s not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s consolidated financial condition or the results of its operations.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2024, $127,494 and $11,000 as of December 2023 of deferred stock issuance costs will be capitalized and will be recognized upon the funding of the offering during the year 2025.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
Accounts Receivable	$8,389	$459,008
Accounts Receivable - RP	1,947,131	491,774
Less reserve for uncollectable accounts	-	-
Total	$1,955,520	$950,782

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	December 31, 2024 (Restated)	December 31, 2023 (Restated)
Long-term receivables	$217,584	$217,584
Less reserve for uncollectable accounts	(217,584)	-
Net Long-term receivables	-	217,584

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

The following table presents the purchase price allocation:

Consideration:

Total purchaser consideration – cash paid	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	$13,496
Other receivable	$28,718
Trading Contracts	$146,035
Shenzhen Gas Relationship	$1,314,313
Total assets acquired	$1,508,718

Liabilities assumed:
Advance Receipts	$(8,539)
Taxes Payable	$(179)
Net Assets Acquired:	$1,500,000

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

NOTE 8 – ACCRUED EXPENSES

	December 31, 2024	December 31, 2023
Accrued Wages	$78,221	$94,954
Sales tax payable	15,014	47,631
Accrued Taxes and other	371,964	308,700
Total Accrued Expenses	$465,199	$451,285

NOTE 9 – WARRANT LIABILITY

On December 5, 2024, the Company entered into an Equity Line of Credit Agreement with Mast Hill Fund, L.P. (the “Investor”), pursuant to which the Investor committed to provide up to $5.0 million to the Company.

In connection with the agreement, the Company issued a purchase warrant to the Investor to purchase up to  33,333 shares of common stock at an initial exercise price of $30. per share (number of shares and exercise price are retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 2), subject to customary anti-dilution adjustments and a 4.99% beneficial ownership limitation. The warrant is exercising upon issuance and expires on the second anniversary of the issuance date.

The warrant contains a down-round provision whereby the exercise price will be reduced if the Company issues common stock, options, or convertible securities at a price below the then-current exercise price of the warrant.

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of December 31, 2024, the fair value of the warrant liability was remeasured to $78,148. The Company recognized a gain from the change in fair value of warrant liability of $26,596 for the year ended December 31, 2024.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	Year Ended December 31,
	2024	2023
Fair value-beginning of period	$104,744	$-
Change in fair value	(26,596)	-
Fair value-end of period	$78,148	$-

NOTE 10 – NOTES PAYABLE

All share and per-share information presented in this Note relating to the periods presented has been retroactively adjusted to reflect the 1-for-15 reverse stock split of the Company’s common stock effected on October 6, 2025, including the share counts and exercise prices of warrants issued in connection with notes payable, the conversion prices of convertible notes payable, and commitment and inducement shares issued in connection with notes payable. The par value per share of $0.001 was not affected by the reverse stock split

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2024, the outstanding balance was $662,804 compared to $626,033 at December 31, 2023.

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

During the year, the Company entered into several “sale of future receipts” / merchant cash-advance arrangements with Reliance Financial FL LLC, as well as a subordinated business loan with Agile Lending, LLC and a purchase order financing facility with Nations Interbanc. Although certain contracts are legally structured as non-recourse “sales” of future business receipts, management concluded that these arrangements do not involve the transfer of discrete existing financial assets that would qualify for derecognition under ASC 860. Instead, the Company continues to generate and collect its operating cash receipts and remits amounts to the lenders until the contractual repayment amounts have been satisfied.

Accordingly, the Reliance, Agile, and Nations Interbanc arrangements are accounted for as interest-bearing financing liabilities within the scope of ASC 470 and ASC 835. The Company records the net proceeds received as short-term debt and recognizes the excess of the total contractual repayment amounts (including any origination fees, daily fees and make-whole or prepayment charges) over the net proceeds as debt discounts or financing costs, which are amortized to interest expense using the simple interest method over the expected repayment periods. Legal and other third-party costs that are directly attributable to obtaining these financings are capitalized as debt issuance costs and presented as a direct deduction from the related liabilities.

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was approximately $0 and $0, respectively.

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, approximately $141,409, $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was approximately $0, $0, and $0, respectively.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 15,625 shares of common stock per the warrant agreement at the exercise price of $24. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of December 31, 2024 was $1,019,384.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 6,250 shares of common stock per the warrant agreement at the exercise price of $24. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024, and the principal balance and accrued interest of this as of December 31, 2024, was $391,356.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 2,562 shares of common stock per the warrant agreement at the exercise price of $24. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $138,923. This note was converted into Series E preferred shares of CETY.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 3,896 shares of common stock per the warrant agreement at the exercise price of $24. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $209,517. This note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 24,467 shares of common stock per the warrant agreement at the exercise price of $24. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. This note was converted into Series E preferred shares of CETY.

On July 20, 2023, the Company closed the transactions contemplated by the Securities Purchase Agreement with Mast Hill, dated July 18, 2023, pursuant to which the Company issued to Mast Hill a $556,000 Convertible Promissory Note, due July 18, 2024 for a purchase price of $500,400 plus an original issue discount in the amount of $55,600, and an interest rate of fifteen percent (15%) per annum. The principal and interest of the Note may be converted in whole or in part at any time on or following the issue date, into common stock of the Company, par value $.001 share (“Common Stock”), subject to anti-dilution adjustments and for certain other corporate actions subject to a beneficial ownership limitation of 4.99% of Mast Hill and its affiliates. The per share conversion price into which principal amount and accrued interest may be converted into shares of Common Stock equals $90.00, subject to adjustment as provided in the Note. Upon an event of default, the Note will become immediately payable and the Company shall be required to pay a default rate of interest of 15% per annum. At anytime prior to an event of default, the Note may be prepaid by the Company at a 150% premium. The Note contains customary representations, warranties and covenants of the Company. The principal balance and accrued interest balance of this as of November 8, 2023 was $581,363. This note was converted into Series E preferred shares of CETY.

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

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirsFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $24, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 667 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $0.

On February 2, 2024, the Company entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company Coventry pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000, which amount is the $80,000 actual amount of the purchase price plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Coventry 1,333 shares of Common Stock. The Note is convertible into shares of common stock at a fixed price of $24 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. The note was paid off as of December 1, 2024 and balance on this note as of December 31, 2024 was $0.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $24 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150.

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

On August 22, 2024, the Company entered into a securities purchase agreement with Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $15 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $136,333.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 1,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $24 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $60,720.

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

On September 10, 2024, the Company entered into a securities purchase agreement with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 for a purchase price of $612,000. The balance of this note as of December 31, 2024 was $835,464. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share, at the conversion price of $37.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate.

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $15 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $132,404.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $15 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $111,877.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $15 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $101,998.

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

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 40,000 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $15 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance on this note as of December 31, 2024, was $106,105.

On December 5, 2024, the Company, entered into an equity purchase agreement (the “Equity Line of Credit Agreement”) with Mast, pursuant to which the Investor agreed to provide an equity line of up to Five Million Dollars ($5,000,000) (the “Maximum Commitment Amount”) to the Company, whereby the Company has the right, but not the obligation, at any time and from time to time during the 24 months from the date of the Equity Line of Credit Agreement (the “Commitment Period”), to issue a notice to the Investor (each a “Put Notice”) which shall specify the amount of registered and freely tradable shares of Common Stock of the Company, par value $0.001 per share (the “Put Shares”), that the Company elects to sell to the Investor (each a “Put”), up to an aggregate amount equal to the Maximum Commitment Amount. The purchase price per Put Share shall mean 95% of the lowest traded price of the Company’s Common Stock on any trading day during the pricing period, and the pricing period for each Put will be the 3 trading days immediately after receipt of the Put Shares by the Investor. Each Put Notice shall direct the Investor to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to $250,000, provide further that the number of Put Shares in each respective Put shall not exceed 20% of the average trading volume of the Company’s Common Stock during the 5 trading days immediately preceding the date of the Put Notice. There shall be a 1 trading day period between the receipt of the Put Shares and the next Put Notice, subject to acceleration upon a “Volume Event” where the trading volume of the Company’s Common Stock on a trading day exceeds 300% of the total Put Shares of the immediately prior Put Notice. The Company agreed to issue 3,333 shares of Common Stock to the Investor as the “commitment fee” for the Equity Line of Credit Agreement. In addition, the Company issued a purchase warrant to the Investor on December 5, 2024, pursuant to which the Investor is entitled to purchase from the Company 33,333 shares during the period commencing on the issuance date of the Warrant and ending on 5:00 p.m. eastern standard time on the two-year anniversary thereof, at an initial exercise price of $30 per share, subject to customary anti-dilution adjustments and a beneficial ownership limitation of 4.99% of the Investor and its affiliates. The Company further agreed that if it issues shares of Common Stock for a consideration per share (or grants options with an exercise price or issues convertible securities with a conversion price) less than a price equal to the exercise price in effect immediately prior to such issuance, then the exercise price of the Warrant shall be reduced to an amount equal to that consideration per share (or exercise price or conversion price).

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

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $15 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of December 31, 2024, was $107,783.

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

NOTE 12 – CAPITAL STOCK TRANSACTIONS

On January 6, 2023, our board of directors and majority shareholders approved a 1-for-40 reverse stock split. Effective upon the filing of our Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of Nevada, the shares of the Corporation’s Common Stock issued and outstanding immediately prior to the Effective Time of January 6, 2023, were automatically reclassified as and combined into shares of Common Stock such that each (40) shares of Old Common Stock shall be reclassified as and combined into one (1) share of New Common Stock. All per share references to common stock have been retroactively represented throughout the financials.

On September 26, 2025, the Company filed a Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada effecting a 1-for-15 reverse stock split of the Company’s issued and outstanding common stock, with a corresponding reduction in authorized common stock from 2,000,000,000 shares to 133,333,333 shares. The Reverse Stock Split became effective in the market at the opening of trading on the Nasdaq Capital Market on October 6, 2025. The par value per share of $0.001 was not affected, and the number of authorized shares of preferred stock was not affected. All share and per-share information presented in this Note relating to periods on or after January 6, 2023 has been retroactively adjusted to reflect the Reverse Stock Split.

Common Stock Transactions

On January 19, 2023, the Company entered into a Securities Purchase Agreement and a warrant agreement with Mast Hill pursuant to which the Company issued to Mast Hill the Company issued Mast Hill a 5 five-year warrant to purchase 3,896 shares of common stock in connections with the transactions.

On January 27, 2023 we issued 250 shares of our common stock due to rounding post the reverse stock split.

On March 23, 2023 we sold 65,000 shares of our common stock in an underwritten offering to R.F. Lafferty & CO and Phillip US. The initial public offering price per share is $60.00 per share. Net proceeds from this offering was $3,094,552.

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

On April 18, 2023 Mast Hill exercised the right to purchase 6,250 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on September 16, 2022. The exercise price is $24.00. The total purchase price was $150,000.

On May 10, 2023 Mast Hill exercised the right to purchase 3,896 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant Shares issued on January 19, 2023. The exercise price is $24.00 per share. The total purchase price was $93,501.

On June 14, 2023 Mast Hill exercised the right to purchase 2,563 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on December 26, 2022. The exercise price is $24.00 per share. The total purchase price was $61,501.

On June 23, 2023 Mast Hill exercised the right to purchase 1,979 of the Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $24.00 per share. The total purchase price was $47,501.

On September 12, 2023 Mast Hill exercised the right to purchase 1,979 shares of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on November 21, 2022. The exercise price is $24 per share. The total purchase price was $47,501.

On September 13, 2023 Mast Hill exercised the right to purchase 12,233 shares of the shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $24 per share. The total purchase price was $293,600.

On October 27, 2023 Mast Hill exercised the right to purchase 12,233 shares of Warrant Shares of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant issued on March 08, 2022. The exercise price is $24 per share. The total purchase price was $293,600.

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

On March 15, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell up to 133,333 units to the Subscribers for an aggregate purchase price of $900,000, or $6.75 per Unit, with each unit consisting of one share of common stock, par value $.001 per share and a warrant to purchase one share of common stock. The Warrant is exercisable at exercise price of $24 per share, expiring one year from the date of issuance.

On June 18, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell approximately 80,222 units to the Subscribers for an aggregate purchase price of $1,083,000, or $13.50 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share and a warrant to purchase one share of Common Stock. The Warrant is exercisable at the price of $2.00 per share, expiring one year from the date of issuance.

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

On October 20, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 160,156 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $10,677, or $9.60 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share the Common Stock.

On November 8, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares (the “Commitment Shares”) of Common Stock.

On November 18, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Mast Hill Fund LP, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 3,333 (pre-reverse split) shares (the “Commitment Shares”) of Common Stock.

On November 29, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Lucas Ventures, LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 2,667 shares (the “Commitment Shares”) of Common Stock.

On December 23, 2024, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Coventry Enterprises LLC, a Delaware limited liability company (the “Buyer”). As a condition to the sale of the Note, the Company issued to the Buyer 3,333 (pre-reverse split) shares (the “Commitment Shares”) of Common Stock.

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of December 31, 2024, there were 3,022,103 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 20,000,000 shares of preferred stock, par value $0.001 per share. The 1-for-15 reverse stock split effective October 6, 2025 did not affect the authorized or outstanding shares of preferred stock Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

Warrants

All share and per-share information presented below has been retroactively adjusted to reflect the 1-for-15 reverse stock split of the Company’s common stock effected on October 6, 2025, in conformity with the presentation in the consolidated financial statements (see Note 2).

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 15,625 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 6,696 shares of Common Stock.

On August 5, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 3,125 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 2,208 shares of common stock.

On September 1, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock.

On September 16, 2022, we issued 6,250 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On April 18, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.

On November 10, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 23, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.

On November 21, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 12, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $1.60.

On December 26, 2022, we issued 2,562 warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of 24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 14, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.

On January 19, 2023 we issued 3,896 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On May 19, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.

On February 13, 2023 we issued 1,780 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April 2022 at the exercise price of $225.00.

On March 8, 2023 we issued 24,467 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $24. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 13, 2023 Mast Hill exercised 12,233 shares of the warrant at the exercise price per share of $24.

On March 2023, the company issued Craft Capital Management, L.L.C. and R.F. Lafferty & Co. Inc. a 5-year warrant (the “Underwriter Warrants”) to purchase 1,950 shares of common stock in conjunction with a public offering (the “Underwriting Offering”) pursuant to a registration statement on Form S-1.

On October 25, 2023 Mast Hill exercised the right to purchase 12,233 of the shares of Common Stock (“Warrant Shares”) of Clean Energy Technologies, Inc., because of the Common Stock Purchase Warrant (the “Warrant”) issued on March 08, 2023. The exercise price is $24 per share. The total purchase price was $293,600.

On March 15, 2024, we issued 133,333 warrant shares in connection with the issuance of subscription agreement in the amount of 900,000 at the warrant exercise price of per share of $15.00.

On June 18, 2024, we issued 80,222 warrant shares in connection with the issuance of subscription agreement in the amount of 1,083,000 at the warrant exercise price of per share of $24.

On December 5, 2024, we issued 33,333 warrant shares to Mast Hill Fund in connection with the issuance of equity line of credit agreement at the warrant exercise price of per share of $30.00.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contract life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	6,624	$45.00	3.74	-
Expired	-	-	-	-
Additions	133,333	15.00	0.25	-
Additions	80,222	24.00	0.50	-
Additions	33,333	30.00	2.00	-
Exercised	-	-	-	-
Outstanding December 31, 2024	253,512	25.35	0.58

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

NOTE 14 - WARRANTY LIABILITY

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

NOTE 17 – INCOME TAX

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

The provision for income tax consisted of the following:

	For the year ended December 31,
	2024	2023
Current income tax expense	$-	$22,173
Deferred income tax expense	-
Total income tax expense	$-	$22,173

The following table reconciles the statutory tax rate to the Company’s effective tax rate:

	For the year ended December 31,
	2024	2023
Federal statutory tax expense (benefit)	(21.00)%	(21.00)%
State Statutory	(5.82)%	(6.80)%
Tax rate difference	2.54%	0.10%
Permanent difference	0.13%	0.20%
Change in valuation allowance	24.15%	27.90%
Effective tax rate	0.00%	0.40%

The components of deferred tax assets (liabilities) are as follows:

	As of December 31,
	2024 (Restated)	2023 (Restated)
Deferred tax:
Allowance for doubtful accounts	-	-
Net operating loss (“NOL”) carrying forwards	8,462,315	7,154,235
Operating lease liabilities, net of right of use assets	2,014	-
Warrant liabilities	21,866	-
Total deferred tax assets, net	8,486,195	7,154,235
Less: valuation allowance	(8,452,200)	(7,149,841)
Total deferred tax assets, net	$33,995	$4,394

Deferred tax liability:
License and Patents	$33,995	$-
Operating lease liabilities, net of right of use assets		4,394
Deferred tax liability, net of deferred tax assets	$-	$-

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under applicable tax law. As of December 31, 2024, the Company’s PRC operating entities had $0.78 million net operating loss that can be carried forward to offset future taxable income for five years from the year the loss is incurred; the Company’s US parent had $34.21 million net operating loss that can be carried forward, for federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL of $13.67 million can be carried forward up to 20 years; the Company’s Italy operating entity had $112,435 net operating loss that can be carried forward indefinitely to offset future taxable income, losses arising in the first three years of activity can be offset with 100% of taxable income, after that, tax losses can only be offset with taxable income for an amount not exceeding 80% of the taxable income. As of December 31, 2024 due to uncertainties surrounding future utilization on these NOLs, the Company recorded valuation allowance of $8.26 million, respectively, against the deferred tax assets based upon management’s assessment as to their realization.

As of December 31, 2024 and 2023, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense if any; however, there were no such interest and penalties as of December 31, 2024 and 2023.

NOTE 18 – THE STATUTORY RESERVES

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

NOTE 19 – RESTATEMENT

During the preparation of the Company’s financial statements for the fiscal year ended December 31, 2025, the Company determined that historical accounting errors existed related primarily to the classification, valuation, and collectability assessment of long-term receivables and contract assets, as well as the timing of revenue recognition and related interest income under U.S. GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the impact of the errors was material to the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023. The Company has restated the financial statements for those periods and presented the effects of the restatement adjustments to the financial statements below.

The restatement adjustments relate to the following items: (i) the reclassification of certain long-term receivables to contract assets in the amount of $619,779, including adjustments associated with the timing and presentation of revenue recognition under ASC 606, (ii) receivables adjustments, including a write-off of approximately $360,000 and the reclassification of approximately $142,000 to customer deposits, (iii) another receivables write-off of approximately $420,700 related to long-term financing receivables, (iv) a receivables allowance reversal of approximately $95,322, (v) a receivables present value (PV) adjustment of approximately $397,692, together with the recognition of inception-to-date accrued interest income of approximately $130,953, (vi) prior period adjustments whereby approximately $952,000 of the cumulative impact relates to periods prior to January 1, 2023, which are reflected in the restated comparative-period financial statements and related disclosures included herein. Management concluded that separate presentation of an opening January 1, 2023 balance sheet or stockholders’ equity rollforward was not necessary as the effects of such adjustments are appropriately reflected in the accompanying restated financial statements and disclosures and do not materially impact the understanding of the periods presented, and (vii) adjustment of deferred offering costs related to warrants of $127,494 and revaluation of fair value of warrant liabilities entered into in 2024 of $78,148.

Certain of the revenue recognition adjustments described above were reflected through the reclassification and valuation of contract assets and long-term receivables and therefore are not separately presented as standalone revenue line-item adjustments within the reconciliation tables below.

For the year ended December 31, 2024, the restatement resulted in an increase of $53,153 in accrued interest income associated with long-term financing receivables, the recognition of a $217,584 write-off of long-term financing receivables and a decrease of $26,596 in change in fair value of warrant liability. For the year ended December 31, 2023, the restatement resulted in an increase of $48,595 in accrued interest income associated with long-term financing receivables.

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at December 31, 2024:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable, net	$131,067	$8,389	$(122,678)
Deferred offering costs	22,750	127,494	104,744
Long-term financing receivables-net	1,423,054	-	(1,423,054)
Contract assets	-	619,779	619,779

Total Assets	9,505,480	8,684,271	(821,209)

Customer Deposits	30,061	172,061	142,000
Warrant Liability	-	78,148	78,148

Total Liabilities	6,566,978	6,787,126	220,148

Additional paid-in capital	30,635,351	30,631,493	(3,858)
Accumulated deficit	(27,443,231)	(28,480,730)	(1,037,499)

Total stockholders’ Equity	2,938,502	1,897,145	(1,041,357)

Total Liabilities and stockholders’ Equity	$9,505,480	$8,684,271	$(821,209)

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at December 31, 2023:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable - net	$1,102,386	$459,008	$(643,378)
Long-term financing receivables - net	902,354	217,584	(684,770)
Contract assets	-	566,626	566,626

Total Assets	10,928,611	10,167,089	(761,522)

Customer Deposits	165,236	307,236	142,000

Total Liabilities	5,059,413	5,201,413	142,000

Accumulated deficit	(22,984,163)	(23,887,685)	(903,522)

Total Stockholders’ Equity	5,869,198	4,965,676	(903,522)

Total Liabilities and Stockholders’ Equity	$10,928,611	$10,167,089	$(761,522)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2024:

	As Previously Reported	Restated	Net Adjustment

General and Administrative expense	$797,518	$1,015,102	$217,584
Net Loss from Operations	(3,112,847)	(3,330,431)	(217,584)

Change in FV of warrant liability	-	26,596	26,596
Interest Income	-	57,011	57,011
Net Loss before income taxes	(4,416,319)	(4,550,296)	(133,977)

Net loss attributable to Clean Energy Technologies, Inc.	(4,416,319)	(4,550,296)	(133,977)
Total Comprehensible Loss	$(4,476,888)	$(4,610,865)	$(133,977)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2023:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$48,595	$48,595

Net Loss before income taxes	(5,782,666)	(5,734,071)	48,595

Net loss attributable to Clean Energy Technologies, Inc.	(5,659,723)	(5,611,128)	48,595
Total Comprehensible Loss	$(5,695,878)	$(5,647,283)	$48,595

The following table presents the effects of the restatement ton the accompanying consolidated statement of cash flows for the year ended December 31, 2024:

	As Previously Reported	Restated	Net Adjustment

Net loss before discontinued operations	$(4,416,319)	$(4,550,296)	$(133,977)
Bad debt expense	-	217,584	217,584
Change in FV of warrant liability	-	(26,596)	(26,596)
(Increase) decrease in contract asset	-	(53,153)	(53,153)
Other (Decrease) increase in accrued expenses	(66,874)	(70,732)	(3,858)

Net Cash Used in Operating Activities	$(3,560,951)	$(3,560,951)	$-

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the year ended December 31, 2023:

	As Previously Reported	Restated	Net Adjustment

Net loss before discontinued operations	$(5,659,723)	$(5,611,128)	$48,595
(Increase) decrease in contract asset	-	(48,595)	(48,595)

Net Cash Used in Operating Activities	$(4,783,077)	$(4,783,077)	$-

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as noted below.

Nasdaq Deficiencies

On November 5, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company no longer met that requirement. The Nasdaq rules initially provided the Company a compliance period of 180 calendar days from the date of the notice (or until May 5, 2025) in which to regain compliance with the Minimum Bid Price Requirement. On May 7, 2025, Nasdaq granted the Company an additional 180-day extension (or until November 3, 2025) to regain compliance with the Minimum Bid Price Requirement. On October 20, 2025, Nasdaq notified the Company that the Company had regained compliance with the Minimum Bid Price Requirement, and the matter was closed.

On January 8, 2025, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s annual shareholder meeting requirement as set forth in Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholder Meeting Requirement”). The Nasdaq listing rules require the Company to have an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, and the Company has not had an annual meeting within twelve months of the Company’s 2023 fiscal year end as required. The Nasdaq rules provided the Company 45 calendar days to submit a plan to regain compliance with the Annual Shareholder Meeting Requirement. The Company submitted such plan as required, and on February 27, 2025, Nasdaq provided the Company an extension of until June 3, 2025, to regain compliance with the Annual Shareholder Meeting Requirement. On April 30, 2025, the Company held its annual meeting of shareholders, and the Company regained compliance with the Annual Shareholder Meeting Requirement.

On April 17, 2026, the Company received a written notice Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. That rule requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from receipt of the notice to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-K, or until October 12, 2026, to regain compliance.

On May 26, 2026, the Company received a written notice Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026. That rule requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. Under Nasdaq rules, the Company has 60 calendar days from receipt of the notice to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-Q, or until November 16, 2026, to regain compliance.

The Company intends to submit a plan to Nasdaq regarding regaining compliance with Nasdaq’s rules. However, there can be no assurance that Nasdaq will accept the Company’s plan to regain compliance or that the Company will be able to regain compliance within any extension period granted by Nasdaq. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel.

Notes Payable

On or about November 6, 2025, and December 31, 2025, the Company borrowed approximately $150,000, and $75,000, respectively, from Reliance Financial FL LLC (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $210,000 and $105,000, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was approximately $75,000 and $43,750, respectively.

On January 10, 2025, May 22, 2025 the Company borrowed approximately $135,000, and $35,150, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $202,365, and $55,463, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was $0, and $155,896, respectively.

On June 30, 2025, May 12, 2026, and May 27, 2026, the Company borrowed approximately $127,000, $104,000, and $260,000, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $190,373, $389,740 and $155,896, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was $0, $389,740 and $155,896, respectively.

Convertible Notes

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. During the twelve months ended December 31, 2025, this note was fully converted into common stock.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. During the twelve months ended December 31, 2025, this note was fully converted into common stock.

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. During the twelve months ended December 31, 2025, this note was partially converted into common stock, and the balance of the note as of December 31, 2025, was $188,558, with accrued interest of $28,865, net with unamortized OID of $116,292 and unamortized discount from initial recognition of derivative liability of $33,300.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $384,000, with accrued interest of $23,566, net with unamortized OID of $15,374 and unamortized discount from initial recognition of derivative liability of $32,116.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $1.00 (before reverse stock split) (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $29,247, with accrued interest of $2,925, net with unamortized OID of $3,913.

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the original principal amount of $109,500, and (ii) 2,667 shares of Company common stock (the “Shares”) for a purchase price of $104,000. On May 19, 2025, the purchase price was paid by Lucas Ventures to the Company, and the note and shares were issued to Lucas Ventures. The note matures on August 15, 2025, accrues interest of 8% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following 90 days after note funding, at a conversion price of $0.50 (before reverse stock split) ; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% if the market capitalization of the Company falls below $2,500,000). As of December 31, 2025, the Company had repaid this note in full. The balance of the note as of December 31, 2025, was $0.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $0, with the accrued interest of $0, net with unamortized OID of $0 and unamortized discount from initial recognition of derivative liability of $0.

Effective July 18, 2025, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), pursuant to which the Company sold, and Firstfire purchased, (i) a junior secured convertible promissory note in the principal amount of $201,250, and (ii) 8,333 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 18, 2025, and on such date pursuant to the securities purchase agreement, Firstfire’s legal expenses of $5,500 were paid from the gross purchase price, the Company received net funding of $169,500, and the note and shares were issued to Firstfire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price on any trading date during 10 trading day period immediately preceding the conversion date. The balance of the note as of December 31, 2025, was $120,750, with accrued interest of $12,075, net with unamortized OID of $33,258 and unamortized discount from initial recognition of derivative liability of $52,501.

On July 30, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal, pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $151,800 for a purchase price of $132,000. The note matures on February 15, 2026, accrues a one-time interest charge of 13% on the issuance date, (subject to adjustment as provided in the note); provided. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price preceding the conversion date. however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $91,957, with the accrued interest of $10,963, net with unamortized OID of $13,440 and unamortized discount from initial recognition of derivative liability of $30,012.

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share (before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $388,888, with accrued interest of $14,384, net with unamortized OID of $52,151 and unamortized discount from initial recognition of derivative liability of $105,399.

On or about March 4, 2026, the Company entered into a securities purchase agreement with 1800 Diagonal Lending, pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $147,840 for a purchase price of $132,000. The transaction was funded by 1800 Diagonal and closed on March 4, 2026, and pursuant to the 1800 SPA, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $125,000, and the 1800 Note was issued to 1800 Diagonal. The note matures on December 15, 2026, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 9 monthly payments in the amount of $18,397.78 beginning on April 15, 2026, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest closing bid price during the 10 trading days prior to the conversion date, subject to standard conversion limitations. Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

On or about March 6, 2026, in consideration of (i) $604,469 in funding previously advanced to the Company by Mega Sincere Holdings Limited (“Mega”), a company organized under the laws of the British Virgin Islands, and its affiliates, and (ii) $600,000 in funding previously advanced to the Company by Noblebear Investment Holdings LLC (“Noblebear”), a company organized under the laws of the California and controlled by a Company shareholder and related party, the Company entered into securities purchase agreements with Mega and Noblebear (the “Mega and Noblebear SPA’s”) and issued Mega and Noblebear convertible promissory notes in the principal amounts of $664,916 and $660,000, respectively (the “Mega and Noblebear Notes”). The Mega and Noblebear SPA’s include customary representations, warranties and covenants by the Company. Each of the Mega and Noblebear Notes accrues interest at 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.646 (subject to adjustment if the Company issues shares at a lower price), provided, however, that a holder may not convert either of the Mega and Noblebear Notes (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 1,216,600 or 19.99% of the shares of Company common stock being issued per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holders of each of the Mega and Noblebear Notes are entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Effective April 22, 2026, the Company entered into a securities purchase agreement (the “PPC SPA”) with Pacific Pier Capital II, LP, pursuant to which the Company sold, and Pacific Pier purchased, a convertible promissory note in the principal amount of $406,000 (the “PPC Note”) for a purchase price of $357,280 (the “PPC Transaction”). The PPC Transaction was funded by Pacific Pier and closed on April 22, 2026, and pursuant to the SPA, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $350,280, and the Note was issued to Pacific Pier. The PPC Note matures 12 months following the issue date set forth in the PPC Note (April 20, 2026), accrues interest of 12% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 85% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the PPC Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the PPC Note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion.

On January 8, 2026, Pacific Pier Capital II, LLC issued a forgiveness letter to the Company confirming that the remaining unpaid balance of $86,856.90 under the referenced promissory note was forgiven and cancelled. The letter states that no further payments are due under the note and that the note is deemed satisfied in full. The forgiveness is limited to the obligations under the referenced note and does not modify or waive any other obligations or agreements between the parties unless expressly stated in writing.

Effective April 23, 2025, the Company entered into a Securities Purchase Agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000. Subsequent to year-end, on February 19, 2026, Noblebear Capital acquired from Pacific Pier all of Pacific Pier’s rights, title, and interest in the note. The assignment represented a transfer of the existing debt obligation between creditors and did not constitute a new financing transaction with the Company. The Company did not receive any additional proceeds or consideration in connection with the assignment. At the time of the assignment, the outstanding balance of the Pacific Pier note was approximately $216,000, inclusive of default penalties, and $31,919.61 of accrued interest.

Additionally, subsequent to year-end, Noblebear Capital acquired from Mast Hill Fund the Company’s existing convertible note originally issued on August 15, 2025, in the principal amount of $388,888. The assignment represented a transfer of an existing debt obligation and did not constitute a new financing transaction with the Company. The Company did not receive any additional proceeds or consideration in connection with the assignment. At February 19, 2026, the outstanding balance of the Mast Hill note was approximately $388,888, and $20,136.94 of accrued interest.

As a result of these assignments, Noblebear Capital became the holder of both debt obligations. Other than the change in creditor, the Company’s obligations under the notes remained substantially unchanged unless subsequently modified by agreement between the Company and Noblebear Capital.

Issuances of Common Stock

On January 16, 2025, the Company issued 54,594 warrant shares in connection with the issuance of the promissory note in the principal amount of $1,637,833 to Mast Hill at the exercise price per share of $2.50.

On January 20, 2025, the Company entered into a consulting agreement with Hudson Global Ventures, LLC. As a condition to the agreement, the Company issued 1,667 shares of Common Stock to the consultant.

On February 28, 2025, we issued 20,667 warrant shares in connection with the issuance of the promissory note in the principal amount of $620,000 to Mast Hill at the exercise price per share of $2.50.

On March 4, 2025, the Company entered into a securities purchase agreement with FirstFire. Pursuant to the agreement, FirstFire accepted 3,740 shares of the Company’s common stock as final payment on the loan. As of December 30, 2025, the outstanding balance of the loan was $0.

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

On or about June 10, 2025, the Company issued 33,333 shares of common stock to Mast Hill pursuant to its conversion of $121,635 in interest and fees owed under the convertible promissory note issued to Mast Hill dated September 16, 2022.

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

On September 26, 2025, the Company filed a Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada effecting a 1-for-15 reverse stock split of the Company’s issued and outstanding common stock, with a corresponding reduction in authorized common stock from 2,000,000,000 shares to 133,333,333 shares. The Reverse Stock Split became effective in the market at the opening of trading on the Nasdaq Capital Market on October 6, 2025. The par value per share of $0.001 was not affected, and the number of authorized shares of preferred stock was not affected. All share and per-share information presented in this Note relating to periods on or after January 6, 2023 has been retroactively adjusted to reflect the Reverse Stock Split.

On or about October 6, 2025, the Company issued 19,100 shares of common stock to Mast Hill pursuant to its conversion of $50,032 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about October 8, 2025, the Company issued 44,500 shares of common stock to Mast Hill pursuant to its conversion of $100,249 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

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

On or about November 21, 2025, the Company issued 152,000 shares of common stock to Mast Hill pursuant to its notice of conversion of $150,951 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 25, 2025, the Company issued 75,132 shares of common stock to Mast Hill pursuant to its notice of conversion of $72,164 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 25, 2025, the Company issued 252,884 shares of common stock to Mast Hill pursuant to its conversion of $242,890.02 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 26, 2025, the Company issued 1,264,420 shares of common stock to Mast Hill pursuant to its notice of conversion of $1,214,450 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on January 16, 2025.

On or about December 1, 2025, the Company issued 195,867 shares of common stock to Mast Hill pursuant to its notice of conversion of $188,126 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on January 16, 2025.

On or about December 1, 2025, the Company issued 141,009 shares of common stock to Mast Hill pursuant to its notice of conversion of $135,436 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on February 16, 2025.

On or about December 1, 2025, the Company issued 106,097 shares of common stock to Pacific Pier pursuant to its notice of conversion of $101,904 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

On or about December 5, 2025, the Company issued 272,532 shares of common stock to Mast Hill pursuant to its notice of conversion of $261,762 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated June 3, 2025.

On or about December 11, 2025, the Company issued 105,647 shares of common stock to Mast Hill pursuant to its notice of conversion of $93,751 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated June 3, 2025.

On or about December 19, 2025, the Company issued 11,665 True-up shares of common stock to Lucas Ventures, LLC pursuant to a security purchase agreement dated May 19, 2025.

On or about December 24, 2025, the Company issued 913,842 shares of Company common stock with an investor pursuant to a subscription agreement for $395,328.

On or about December 24, 2025, the Company issued 461,631 shares of Company common stock with an investor pursuant to a subscription agreement for $199,702.

On or about December 29, 2025, the Company issued 194,527 shares of Company common stock with an investor pursuant to a subscription agreement for $84,152.

As of December 31, 2025, the Company has issued 152,861 shares for the conversion of Series E Preferred shares, with a total value of $858,177 year-to-date.

On January 2, 2026, the Company issued 242,140 shares of common stock to Pacific Pier pursuant to its conversion of $103,000 of the principal and $1,809 of interest owed under the convertible promissory note issued to Pacific Pier on April 4, 2025.

On January 16, 2026, the Company issued 131,187 shares of common stock to Pacific Pier pursuant to its conversion of $83,000 of the principal and $0 of interest owed under the convertible promissory note issued to Pacific Pier on April 22, 2025.

On January 21, 2026, the Company issued 307,038 shares of common stock to First Fire pursuant to its conversion of $120,750 of the principal and $12,075 of interest owed under the convertible promissory note issued to Pacific Pier on July 18, 2025.

On January 29, 2026, the Company issued 132,694 shares of common stock to Pacific Pier pursuant to its conversion of $85,000 of the principal and $0 of interest owed under the convertible promissory note issued to Pacific Pier on April 22, 2025.

Related Party Transactions

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

In July 2022, the Company, through its wholly-owned subsidiary Jiangsu Huanya Jieneng New Energy Co., Ltd. (“JHJ”), acquired a 49% equity interest in Sichuan Hongzuo Shuya Energy Limited (“Shuya”), an entity engaged in pipeline natural gas and compressed natural gas trading activities in China. On January 1, 2023, JHJ entered into a Consistent Action Agreement with other shareholders of Shuya, which resulted in the Company obtaining control over Shuya. Accordingly, the Company began consolidating Shuya as a variable interest entity effective January 1, 2023, in accordance with ASC 810. On January 1, 2024, the Consistent Action Agreement was terminated. As a result, the Company lost control over Shuya and deconsolidated the entity effective January 1, 2024. The Company recognized a loss on deconsolidation of $344,889 during the year ended December 31, 2024 and retained its 49% equity investment in Shuya, which was accounted for under the equity method of accounting pursuant to ASC 323. On December 12, 2025, the Company completed the disposal of its entire 49% equity interest in Shuya through equity transfer agreements with third parties for total consideration consisting of cash consideration of approximately $721,929.

The RMB 5 million ($702,500) loan provided by Shuya to JHJ constitutes a related-party transaction. The loan is non-interest-bearing and has a one-year term, from September 26, 2025 through September 26, 2026. The funds were provided for JHJ’s general business development purposes.

Note Purchase

On January 12, 2026, the Company entered into a note purchase agreement (the “Filled Purchase Agreement”) with Filled Converge Limited, a limited liability company formed under the laws of the British Virgin Islands (“Filled”) and Li Xiaoguang (collectively the “Sellers”), pursuant to which the Company would acquire from the Sellers a HK$11,700,000 portion of that certain Convertible Bond in the original principal amount of HK$356,375,000 issued by China Ruifeng Renewable Energy Holdings Limited, a Hong Kong listed company with the ticker “527.HK,” for a purchase price consisting of US$700,000 equivalent in HK$ (the “Cash Purchase Price”) and 1,932,000 shares of Company common stock (the “Shares”). $500,000 of the Cash Purchase Price was to be paid immediately, and the balance of the Cash Purchase Price of $200,000 was to be paid within 30 days of closing. The $500,000 was paid in January of 2026, and the $200,000 was paid by the issuance of the Noblebear Note described above.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the following material weaknesses:

● a lack of sufficient in-house qualified accounting staff with the appropriate level of knowledge and experience in the application of U.S. GAAP and SEC financial reporting requirements;

● inadequate controls and segregation of duties due to limited resources and number of employees;

● material purchase price allocation of Shuya transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants; and

● ineffective controls over the review and presentation of financial statement disclosures, including stockholders’ equity account balances, roll forwards, and related disclosures, which resulted in errors requiring restatement and amendments to previously issued financial statements.

Management has implemented and continues to enhance controls and review procedures relating to the preparation and review of financial statements and related disclosures, including additional review controls over stockholders’ equity rollforwards, account reconciliations, cross-referencing of financial statement disclosures, and financial statement presentation. In response to the errors identified in connection with the restatement and amendments to previously issued financial statements, the Company has implemented enhanced multi-level review procedures designed to improve the accuracy and consistency of stockholders’ equity balances and related disclosures included in its filings with the SEC.

The Company also plans to strengthen its accounting and financial reporting function by hiring additional qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and continuing to engage external accounting professionals and consultants with technical accounting expertise. In addition, the Company intends to formalize accounting policies and procedures and provide additional training relating to financial reporting and disclosure requirements.

Management is currently in the process of implementing and testing these enhanced controls and remediation measures and expects to continue remediation efforts throughout fiscal year 2025. However, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management continues to perform monitoring and oversight activities as part of the remediation process; however, such activities are not considered sufficient to remediate the identified material weaknesses.

(c) Changes in Internal Control over Financial Reporting

Other than the enhanced review procedures and remediation efforts described above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)	($)	($)(5)	($)
Kambiz Mahdi (6)	2023	$275,000	$137,500	$	$-	$-	$-	$18,000	$430,500
Chief Executive Officer	2024	$275,000	$137,500	$-	$-	$-	$-	$18,000	$430,500
Calvin Pang (7) Chief Financial Officer	2023	$150,000	$75,000	$-	$-	$-	$-	$-	$225,000
	2024	$150,000	$75,000	$-	$-	$-	$-	$-	$225,000
Lance Woolley(8)	2023	142,500						7,641	$150,141
Dir. Of operations	2024	190,284						7,988	$198,272
Jamie Burrows(9)	2023	180,244						6,880	$187,124
Dir. Of manufacturing	2024	180,244						6,880	$187,124

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table; consists of (i) $750.00 per month for health insurance and $750.00 per month for a car allowance for Mr. Mahdi, (ii) $316 per month for health insurance and $350 per month for a car allowance for Mr. Wooley, and (iii) $463 per month for health insurance and $110 per month for a phone allowance for Mr. Burrows.
(6)	On or about October 18, 2018, we entered into an at-will employment agreement with Mr. Mahdi, providing Mr. Mahdi an annual salary of $275,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(7)	On or about March 24, 2023, we entered into an at-will employment agreement with Mr. Pang, providing Mr. Pang an annual salary of $150,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(8)	Non-executive officer of the Company (disclosure for Mr. Wooley included per Item 402(a)(3)(iv) of Regulation S-K). On or about March 30, 2023, we entered into an at-will employment with Mr. Woolley as the director of operations, providing Mr. Woolley an annual salary of $190,284.
(9)	Non-executive officer of the Company (disclosure for Mr. Burrows included per Item 402(a)(3)(iv) of Regulation S-K). On or about December 17, 2015, we entered into an at-will employment with Mr. Burrows as the director of manufacturing, providing Mr. Burrows an annual salary of $165,000. On or about August 29, 2022, Mr. Burrows received a salary increase to $180,244.

Outstanding Equity Awards at 2023 Fiscal Year-End

There are no outstanding options or stock awards held by our named executive officers as of December 31, 2024.

Executive Employment Agreements

On October 18, 2018, we entered into an at-will employment agreement with Mr. Mahdi, with an annual salary of $275,000, a payment of 50% cash bonus upon approval by the board of directors, and $750.00 per month for health insurance, and $750.00 for a car allowance. This agreement may be terminated at any time. In addition, as part of the agreement Mr. Mahdi was issued 833 shares of our common stock, as additional compensation.

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

The percentages below are calculated based on 3,165,229 shares of our common stock, and 0 shares of our series E preferred stock, issued and outstanding as of March 31, 2025. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof, which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of our company, Clean Energy Technologies, Inc., 1340 Reynolds Avenue, Unit 120, Irvine, California, 92614.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
Calvin Pang (1)	1,602,940	50.64

Officers and Directors
Calvin Pang(1)	1,602,940	50.64%
Kambiz Mahdi (2)	154,503	4.88%
All directors and officers as a group	1,757,443	55.52%

(1)	Consists of 1,602,940 shares of common stock held by MGW Investment I Limited (“MGWI”). Our CFO and director, Calvin Pang, has voting and investment power with respect to common stock held by MGW Investment I Limited

(2)	Consists of 154,503 shares of common stock held by the Kambiz and Bahareh Mahdi Living Trust, and deemed to be beneficially owned by our CEO and director, Kambiz Mahdi, and his spouse, Bahareh Mahdi, as trustees of the trust.

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

Date: June 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	June 4, 2026

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	June 4, 2026

/s/ Lauren Morrison		Director
By:	Lauren Morrison
Date:	June 4, 2026

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

4.2	Description of Securities (included as Exhibit 4.13 of the Annual Report on Form 10-K filed on May 28, 2020).

4.3	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.4	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (Included as exhibit 10.136 to Form 10-K filed on April 15, 2022)

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (Included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.5	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.10	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-1/A filed on March 13, 2025).

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

14.1	Code of Ethics (included as exhibit 14.1 to the Form 10-KSB on April 17, 2006).

14.2	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of subsidiaries of the Company (included as Exhibit 21.1 to Form 10-K filed on April 17, 2023).

23.1*	Consent of the Independent Audtior

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (included as Exhibit 97.1 to Form 10-K/A filed on April 15, 2025)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

