Form 10-Q/A
period 2025-03-31
Clean Energy Technologies, Inc.
filed 2026-06-05
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of June 4, 2026, there were 12,166,106 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2025 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, originally filed on May 20, 2025, amended on May XX, 2025, to restate the Company’s consolidated financial statements for the quarterly period ended March 31, 2025.

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

The restatement adjustments in this Amendment No. 1 include reclassifications of receivables, recognition of write-offs, adjustments to allowance for credit losses, and present value adjustments related to long-term financing receivables, and warrant issuance and change in fair value of the warrants. as more fully described in Note 17 to the consolidated financial statements. Certain portions of the cumulative effect of these adjustments relate to periods prior to January 1, 2023, and have been reflected as prior period adjustments in the accompanying financial statements. See Note 17 to the consolidated financial statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

This Amendment No. 1 reflects only the correction of the errors described above and does not otherwise update or modify disclosures contained in the Annual Report, except as required to reflect the restated financial statements and related disclosures. Accordingly, this Amendment No. 1 speaks as of the date of the Quarterly Report and should be read in conjunction with the Quarterly Report and the Company’s other filings with the Securities and Exchange Commission.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited) Restated	Restated
Assets
Current Assets:

Cash	$42,311	$62,101
Accounts receivable, net	7,290	8,389
Accounts receivable – related party	2,123,236	1,947,131
Advance to Supplier	219,035	195,575
Deferred Offering Costs	127,494	127,494
Due from related party	112,000	112,000
Loan Receivables	233,402	230,464
Inventory, net	537,567	497,003
Total Current Assets	3,402,335	3,180,157

Property and Equipment - Net	2,555	2,913
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	746,031	741,700
Investment to Shuya	570,481	485,889
Investment to Guangyuan Shuxin New Energy Co.	230,402	229,064
Contract assets	633,829	619,779
Advance to Supplier - prepayment	548,000	548,000
License	354,322	354,322
Patents	79,941	82,910
Right of use asset - long term	125,188	166,727
Other Assets	55,922	56,125
Total Non Current assets	5,563,356	5,504,114

Total Assets	$8,965,691	$8,684,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,557,057	$1,509,782
Accounts payable – related party	-	-
Accrued Expenses	375,607	465,199
Customer Deposits	270,134	172,061
Warranty Liability	100,000	100,000
Warrant Liability	95,986	78,148
Deferred Revenue	33,000	33,000
Facility Lease Liability - current	92,671	130,483
Line of Credit	621,870	662,804
Convertible Notes Payable (net of discount of $530,949 and $117,917 respectively)	3,680,507	3,094,577
Notes payables	399,749	403,943
Related Party Notes Payable	22,450	8,250
Total Current Liabilities	7,249,031	6,658,247
Long-Term Debt:
Facility Lease Liability - long term	32,779	38,125
Accrued Dividend	48,039	90,754
Total Long-Term Debt	80,818	128,879

Total Liabilities	$7,329,849	$6,787,126

Stockholders’ Equity
Common stock, $.001 par value; 133,333,333 shares authorized; 3,165,229 and 3,022,103 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 1)	3,166	3,022
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and 756,139 outstanding as of December 31, 2024	-	756
Additional paid-in capital	31,028,993	30,631,493
Accumulated Other Comprehensible Income	(245,155)	(257,396)
Accumulated deficit	(29,151,162)	(28,480,730)
	1,635,842	1,897,145

TOTAL STOCKHOLDERS’ EQUITY	1,635,842	1,897,145
Total Liabilities and Stockholders’ Equity	$8,965,691	$8,684,271

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the three months ended March 31,

	2025	2024
	(Unaudited) Restated	(Unaudited) Restated
Sales	$265,835	$1,315,037
Sales - related party	176,105	197,989
Total revenue	441,940	1,513,026

Cost of Goods Sold	30,062	1,260,021
Gross Profit	411,878	253,005

General and Administrative
General and Administrative expense	222,557	218,658
Salaries	433,799	511,111
Travel	32,377	29,652
Professional Fees legal & accounting	66,213	199,053
Facility lease and Maintenance	66,741	71,275
Consulting engineering	-	41,208
Depreciation and Amortization	2,969	2,969
Total Expenses	824,656	1,073,926
Net Loss from Operations	(412,778)	(820,921)

Other Income	23,104	-
Investment income from Shuya	81,638	-
Change in FV of warrant liability	(17,837)	-
Loss from deconsolidation of Shuya	-	(303,286)
Interest Income	14,050	12,845
Interest and Financing fees	(348,186)	(295,193)
Net Loss before income taxes	(660,009)	(1,406,555)
Income Tax Expense	-	-
Net loss before non-controlling interest from continuing operations	(660,009)	(1,406,555)

Net income before non-controlling interest from discontinued operation	-	-
Net loss before non-controlling interest from continuing operations	(660,009)	(1,406,555)
Income Tax Expense	(49)
Net Loss	(660,058)	(1,406,555)
Net income attributable to non-controlling interest	-	-

Net loss attributable to Clean Energy Technologies, Inc.	(660,058)	(1,406,555)

Accumulative other comprehensive income
Foreign Currency Translation (Loss)	12,241	(44,050)
Total Comprehensible Loss	$(647,817)	$(1,450,605)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	3,107,559	2,676,260

Net Loss per common share basic and diluted	$(0.21)	$(0.54)

Reflected the 1-for-15 reverse split effective on October 06, 2025. See Note 01.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

March 31, 2025 (Restated) and 2024 (Restated)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals
December 31, 2023	2,610,164	$2,610	2,199,387	$2,199	$-	$28,288,163	$(196,827)	$(23,887,685)	$757,216	$4,965,676
Shares issued for stock compensation	1,000	1	-	-	-	9,449	-	-	-	9,450
Shares issued for debt inducement	333	3	-	-	-	45,494	-	-	-	45,497
Shares issued for subscription	133,333	133	-	-	-	899,867	-	-	-	900,000
Shares issued for series E preferred conversion	88,899	89	(565,178)	(565)	-	476	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,406,555)	-	(1,406,555)
March 31, 2024	2,833,729	$2,836	1,634,209	$1,634	$-	$29,124,979	$(240,877)	$(25,364,264)	$-	$3,524,308

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals
December 31, 2024	3,022,103	$3,022	756,139	$756	$-	$30,631,493	$(257,396)	$(28,480,730)	$-	$1,897,145
Shares issued for stock compensation	1,667	2	-	-	-	11,998	-	-	-	12,000
Shares issued for debt inducement	3,740	4	-	-	-	28,047	-	-	-	28,051
Shares issued for series E preferred conversion	137,720	138	(756,139)	(756)	-	618	-	-	-	-
Value of the warrants issued for Mast Hill	-	-	-	-	-	303,747	-	-	-	303,747
Accumulated Comprehensive	-	-	-	-	-	-	12,241	-	-	12,241
Accrued Series E preferred dividend	-	-	-	-	-	53,090	-	(10,374)	-	42,716
Net Loss	-	-	-	-	-	-	-	(660,058)	-	(660,058)
March 31, 2025	3,165,230	$3,166	-	$-	$-	$31,028,993	$(245,155)	$(29,151,162)	$-	$1,635,842

Reflected the 1-for-15 reverse split effective on October 06, 2025. See Note 01

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31,

	2025	2024
	(Unaudited) Restated	(Unaudited) Restated
Cash Flows from Operating Activities:
Net Income / (Loss)	(660,058)	(1,406,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,344	3,222
Stock compensation expense	12,000	9,450
Stock issued for stock inducement	-	45,497
Loss on deconsolidation of Shuya	-	303,286
Amortization of debt discount	116,498	23,352
Attributable income per equity method - Shuya	(81,638)	(38,378)
Reversal of inventory impairment reserve	(357,639)	-
Change in FV of warrant liability	17,837	-
(Increase) decrease in right of use asset	41,799	(49,324)
(Increase) decrease in lease liability	(43,387)	51,585
(Increase) decrease in accounts receivable	(32,226)	(24,142)
(Increase) decrease in accounts receivable – related party	(176,105)	(168,691)
(Increase) decrease in prepaid expenses	(12,322)	212,296
(Increase) decrease in contract asset	(14,050)	(12,845)
(Increase) decrease in other assets	965	32,933
(Increase) decrease in inventory	344,230	(109,028)
(Decrease) increase in accounts payable	47,272	346,348
(Decrease) increase in accrued interest	11,300	64,638
Other (Decrease) increase in accrued expenses	(119,048)	(85,262)
Other (Decrease) increase in customer deposits	125,181	(70,018)
Net Cash Used In Operating Activities	(776,047)	(871,636)

Cash Flows from Investing Activities
Loan receivables	(2,932)	83,460
Cash Flows Used In Investing Activities	(2,932)	83,460

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	2,032,050	556,250
Payments on notes payable and line of credit	(1,273,048)	(349,908)
Stock issued for cash	-	781,529
Cash Flows Provided By Financing Activities	759,002	987,871

Foreign Currency Transaction	187	161

Net (Decrease) Increase in Cash and Cash Equivalents	(19,790)	199,856
Cash and Cash Equivalents at Beginning of Period	62,101	89,625
Cash and Cash Equivalents at End of Period	42,311	289,481

Supplemental Cashflow Information:
Interest Paid	$116,812

Supplemental Non-Cash Disclosure
Discount on new notes	$474,663	$-
Shares issued for preferred conversions		$1,333
Dividend accrued	$42,751	$70,023

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2025 (Restated), reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 report (Restated). The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2025 (Restated) are not necessarily indicative of results for the entire year ending December 31, 2025.

The summary of significant accounting policies of Clean Energy Technologies, Inc. is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Reverse Stock Split and Retroactive Adjustment

All share and per-share amounts in these consolidated financial statements have been retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025. The retroactive adjustment has been applied to: (i) common shares issued and outstanding, (ii) weighted-average common shares outstanding used in computing basic and diluted (loss) per share, (iii) (loss) per share amounts, and (iv) the par value of common stock.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,635,842 and a working capital deficit of 3,846,696 as of March 31, 2025 (Restated). The company also had an accumulated deficit of $29,151,162 as of March 31, 2025 (Restated). In addition, the Company has had continued negative cash flows used in operating activities. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable accounts receivable of nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable long-term financing receivables of $217,584.

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

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31,2025 (Restated), and December 31, 2024 (Restated), we had outstanding customer deposits of $270,134 and $172,061 respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2025, we had outstanding common shares of 3,165,229. Basic Weighted average common shares and equivalents for the three months ended March 31, 2025, and March 31, 2024 were 3,107,559 and 2,676,260 respectively. As of March 31, 2025, we had convertible notes, convertible into approximately 248,467 of additional common shares and outstanding warrants of 195,440 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2025, and March 31, 2024 as they were considered anti-dilutive.

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

Selected Financial Data:

	For the three months ended March 31,
	2025 (Restated)	2024 (Restated)
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	262,354	72,488
NG Trading	3,481	1,219,629
Waste to Energy	176,105	211,568
Total Sales	$441,940	$1,513,026

Segment income and reconciliation before tax
Manufacturing and Engineering	-	7,806
Heat Recovery Solutions	235,658	51,599
LNG Trading	115	9,852
Waste to Energy	176,105	183,748
Total Segment income	411,878	253,005
Less: operating expense	(824,656)	(1,073,926)
Less: other income and expenses	(247,231)	(585,634)
Net (loss) before income tax	$(660,009)	$(1,406,555)

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
Total Assets
Manufacturing and Engineering	$2,518,708	$2,568,869
Heat Recovery Solutions	2,136,851	2,041,013
Waste to Energy	1,824,320	1,648,324
NG Trading	2,485,811	2,426,065
Total Assets	$8,965,690	$8,684,271

	For the three months ended March 31,
	2025 (Restated)	2024
United States	438,459	286,311
China	3,481	1,219,629
Other international	-	7,086
Total Sales	441,940	1,513,026

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

As of December 31, 2024 (Restated), we had a net operating loss carry-forward of approximately $35,105,018 and a deferred tax asset of $8,288,051 using the statutory rate of 30%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(8,254,056). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
Accounts Receivable	$7,290	8,389
Accounts Receivable Related Party	2,123,236	1,947,131
Less reserve for uncollectable accounts	-	-
Total	$2,130,526	1,955,520

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2025 (Restated)	December 31, 2024 (Restated)
Long-term financing receivables	$217,584	$217,584
Less Reserve for uncollectable accounts	(217,584)	(217,584)
Long-term financing receivables - net	$-	$-

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	March 31, 2025 (Restated)	December 31, 2024
Inventory	$1,114,271	1,431,347
Less reserve for uncollectable accounts	(576,704)	(934,344)
Total	$537,567	497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2025	December 31, 2024
Property and Equipment	$125,141	1,434,743
Accumulated Depreciation	(122,586)	(1,431,830)
Net Fixed Assets	$2,555	2,913

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

The LWL Investment balance of $1,468,709 as of both March 31, 2025, and December 31, 2024, is classified as having an indefinite life. This classification is based on the nature of the investment, which is expected to provide continued economic benefits without a foreseeable end date. The Company conducts an annual review to assess whether this classification remains appropriate, including evaluating the investment’s ability to generate cash flows and the continued support of the investment’s carrying value.

The License balance remained unchanged at $354,322 for both 2025 and 2024. The License is considered to have a finite life, and as such, it is subject to amortization over its estimated useful life. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

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

NOTE 8 – ACCRUED EXPENSES

	March 31, 2025	December 31, 2024
Accrued Wages	$78,255	$78,255
Sales tax payable	14,658	15,014
Accrued Taxes and other	282,694	371,930
Total accrued expenses	$375,607	$465,199

NOTE 9 – WARRANT LIABILITY

On December 5, 2024, the Company entered into an Equity Line of Credit Agreement with Mast Hill Fund, L.P. (the “Investor”), pursuant to which the Investor committed to provide up to $5.0 million to the Company.

In connection with the agreement, the Company issued a purchase warrant to the Investor to purchase up to 33,333 shares of common stock at an initial exercise price of $30.00 per share, subject to customary anti-dilution adjustments and a 4.99% beneficial ownership limitation. The warrant is exercising upon issuance and expires on the second anniversary of the issuance date.

The warrant contains a down-round provision whereby the exercise price will be reduced if the Company issues common stock, options, or convertible securities at a price below the then-current exercise price of the warrant.

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of March 31, 2025, the fair value of the warrant liability was remeasured to $95,986. The Company recognized a loss from the change in fair value of warrant liability of $17,837 for the three months ended March 31, 2025.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value-beginning of period	$78,148	$-
Change in fair value	17,838	-
Fair value-end of period	$95,986	$-

NOTE 10 – LINE OF CREDIT AND NOTES PAYABLE

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

During the year, the Company entered into several “sale of future receipts” / merchant cash-advance arrangements with Reliance Financial FL LLC, as well as a subordinated business loan with Agile Lending, LLC and a purchase order financing facility with Nations Interbanc. Although certain Reliance contracts are legally structured as non-recourse “sales” of future business receipts, management concluded that these arrangements do not involve the transfer of discrete existing financial assets that would qualify for derecognition under ASC 860. Instead, the Company continues to generate and collect its operating cash receipts and remits amounts to the lenders until the contractual repayment amounts have been satisfied.

Accordingly, the Reliance, Agile and Nations Interbanc arrangements are accounted for as interest-bearing financing liabilities within the scope of ASC 470 and ASC 835. The Company records the net proceeds received as short-term debt and recognizes the excess of the total contractual repayment amounts (including any origination fees, daily fees and make-whole or prepayment charges) over the net proceeds as debt discounts or financing costs, which are amortized to interest expense using the simple interest method over the expected repayment periods. Legal and other third-party costs that are directly attributable to obtaining these financings are capitalized as debt issuance costs and presented as a direct deduction from the related liabilities.

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of June, 1 2026, the balance on the loans was approximately $0 and $0, respective

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, approximately $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was approximately $0 and $0, respectively.

Convertible Notes Payable, Net

On May 6, 2022, we entered into a Securities Purchase Agreement with Mast Hill, L.P. (“Mast Hill”) pursuant to which the Company issued to Mast Hill a $750,000 Convertible Promissory Note, due May 6, 2023 for a purchase price of $675,000.00 plus an original issue discount in the amount of $75,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 15,625 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. This note has been amended on September 10, 2024 and the principal balance and accrued interest of this as of March 31, 2024 was $1,074,863.

On September 16, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $300,000 Convertible Promissory Note, due September 16, 2023 for a purchase price of $270,000 plus an original issue discount in the amount of $30,000, and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 6,250 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. Mast Hill converted their warrant on April 18, 2023. This note has been amended on September 10, 2024, and the principal balance and accrued interest of this as of March 31, 2024, was $413,548.

On December 26, 2022, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $123,000 Convertible Promissory Note, due December 26, 2023 for a purchase price of $110,700 plus an original issue discount in the amount of $12,300 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 2,562 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $138,923. This note was converted into Series E preferred shares of CETY.

On January 19, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $187,000 Convertible Promissory Note, due January 19, 2024 for a purchase price of $168,300 plus an original issue discount in the amount of $18,700 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 3,899 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest of this as of November 8, 2023 was $209,517. This note was converted into Series E preferred shares of CETY.

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 24,467 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. This note was converted into Series E preferred shares of CETY.

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

On February 2, 2024, the Company entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company Coventry pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $92,000, which amount is the $80,000 actual amount of the purchase price plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Coventry 20,000 shares of Common Stock. The Note is convertible into shares of common stock at a fixed price of $24.00 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. The note was paid off as of December 1, 2024 and balance on this note as of December 31, 2024 was $0.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $24.00 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025 and balance on this note as of March 31, 2025 was $0.

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

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 15,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $24.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $40,480.

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

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $15.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $63,930.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 40,000 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $15.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $0.

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

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 2,667 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $15.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance on this note as of March 31, 2025, was $0.

On December 5, 2024, the Company, entered into an equity purchase agreement (the “Equity Line of Credit Agreement”) with Mast, pursuant to which the Investor agreed to provide an equity line of up to Five Million Dollars ($5,000,000) (the “Maximum Commitment Amount”) to the Company, whereby the Company has the right, but not the obligation, at any time and from time to time during the 24 months from the date of the Equity Line of Credit Agreement (the “Commitment Period”), to issue a notice to the Investor (each a “Put Notice”) which shall specify the amount of registered and freely tradable shares of Common Stock of the Company, par value $0.001 per share (the “Put Shares”), that the Company elects to sell to the Investor (each a “Put”), up to an aggregate amount equal to the Maximum Commitment Amount. The purchase price per Put Share shall mean 95% of the lowest traded price of the Company’s Common Stock on any trading day during the pricing period, and the pricing period for each Put will be the 3 trading days immediately after receipt of the Put Shares by the Investor. Each Put Notice shall direct the Investor to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to $250,000, provide further that the number of Put Shares in each respective Put shall not exceed 20% of the average trading volume of the Company’s Common Stock during the 5 trading days immediately preceding the date of the Put Notice. There shall be a 1 trading day period between the receipt of the Put Shares and the next Put Notice, subject to acceleration upon a “Volume Event” where the trading volume of the Company’s Common Stock on a trading day exceeds 300% of the total Put Shares of the immediately prior Put Notice. The Company agreed to issue 3,333 shares of Common Stock to the Investor as the “commitment fee” for the Equity Line of Credit Agreement. In addition, the Company issued a purchase warrant to the Investor on December 5, 2024, pursuant to which the Investor is entitled to purchase from the Company 33,333 Warrant Shares during the period commencing on the issuance date of the Warrant and ending on 5:00 p.m. eastern standard time on the two-year anniversary thereof, at an initial exercise price of $30.00 per share, subject to customary anti-dilution adjustments and a beneficial ownership limitation of 4.99% of the Investor and its affiliates. The Company further agreed that if it issues shares of Common Stock for a consideration per share (or grants options with an exercise price or issues convertible securities with a conversion price) less than a price equal to the exercise price in effect immediately prior to such issuance, then the exercise price of the Warrant shall be reduced to an amount equal to that consideration per share (or exercise price or conversion price).

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

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $15.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance on this note as of March 31, 2025, was $107,783.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 54,594 shares of Company common stock, for an aggregate purchase price of $1,474,050. The Transaction closed on January 16, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the Note and Warrants were issued to Mast Hill. The balance on this note as of March 31, 2025, was $1,671,039.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 20,667 shares of Company common stock, for an aggregate purchase price of $558,000. The Transaction closed on February 28, 2025, and on such date pursuant to the SPA, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the Note and Warrants were issued to Mast Hill. The balance on this note as of March 31, 2025, was $625,436.

Total due to Convertible Notes

	March 31, 2025	December 31, 2024
Total convertible notes	$3,636,859	2,649,197
Accrued Interest	503,700	492,401
Debt Discount	(460,052)	(47,021)
Total	$3,680,507	3,094,577

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

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, As a condition to the sale of the Note, the Company issued to the Buyer 1667 shares of Common Stock.

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

On March 15, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell up to 133,333 units to the Subscribers for an aggregate purchase price of $900,000, or $6.75 per Unit, with each unit consisting of one share of common stock, par value $.001 per share and a warrant to purchase one share of common stock. The Warrant is exercisable at exercise price of $24.00 per share, expiring one year from the date of issuance.

On June 18, 2024, the Company and certain Subscribers entered into a subscription agreement pursuant to which the Company agreed to sell approximately 80,222 units to the Subscribers for an aggregate purchase price of $1,083,000, or $13.50 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share and a warrant to purchase one share of Common Stock. The Warrant is exercisable at the price of $30.00 per share, expiring one year from the date of issuance.

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

On October 20, 2024, Clean Energy Technologies, Inc., a Nevada corporation, (the “Company”) and certain individual investors (“Subscribers”) entered into a subscription agreement pursuant to which the Company agreed to sell approximately 10,677 units (each a “Unit” and together the “Units”) to the Subscribers for an aggregate purchase price of $160,156, or $9.60 per Unit, with each unit consisting of one share of common stock, par value $0.001 per share the Common Stock.

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

Common Stock

Our Articles of Incorporation authorize us to issue 133,333 shares of common stock, par value $0.001 per share. As of March 31, 2025 there were 3,165,229 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 15,625 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 6.696 shares of Common Stock.

On August 5, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Jefferson Street at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock.

On August 17, 2022, we issued 3,125 warrant shares in connection with the issuance of the promissory note in the principal amount of $150,000 to First Fire at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 First Fire exercised the warrant in full on a cashless basis to purchase 2,208 shares of common stock.

On September 1, 2022, we issued 2,894 warrant shares in connection with the issuance of the promissory note in the principal amount of $138,889 to Pacific Pier at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock. On March 1, 2023 Pacific Pier exercised the warrant in full on a cashless basis to purchase 2,074 shares of common stock.

On September 16, 2022, we issued 6,250 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On April 18, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.00.

On November 10, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $300,000 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 23, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.00.

On November 21, 2022 we issued 1,979 warrant shares in connection with the issuance of the promissory note in the principal amount of $95,000 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 12, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.00.

On December 26, 2022, we issued 2,562 warrant shares in connection with the issuance of the promissory note in the principal amount of $123,000 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On June 14, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.00.

On January 19, 2023 we issued 3,896 warrant shares in connection with the issuance of the promissory note in the principal amount of $187,000 to Mast Hill Fund at the exercise price per share of $24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On May 19, 2023 Mast Hill exercised the warrant in full at the exercise price per share of $24.00.

On February 13, 2023 we issued 1,780 warrant shares to J.H. Darbie & Co., Inc. according to finder agreement we entered into date April 2022 at the exercise price of $75.00.

On March 8, 2023 we issued 24,467 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $1.60. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 13, 2023 Mast Hill exercised 12,233 shares of the warrant at the exercise price per share of $24.00.

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

On June 18, 2024, we issued 80,222 warrant shares in connection with the issuance of subscription agreement in the amount of 1,083,000 at the warrant exercise price of per share of $24.00.

On December 5, 2024, we issued 33,333 warrant shares to Mast Hill Fund in connection with the issuance of equity line of credit agreement at the warrant exercise price of per share of $30.00.

On January 16, 2025, we issued 54,594 warrant shares in connection with the issuance of the promissory note in the principal amount of $1,637,833 to Mast Hill Fund at the exercise price per share of $37.50.

On February 28, 2025, we issued 20,667 warrant shares in connection with the issuance of the promissory note in the principal amount of $620,000 to Mast Hill Fund at the exercise price per share of $37.50.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2024	253,512	$25.35	0.64	$-
Expired	133,333	15.00
Additions:
Jan 16, 2025 – MAst Hill	54,594	37.50	4.80	-
Feb 28, 2025 – Mast Hill	20,667	37.50	4.91	-
Excercised	-	-	-	-
Outstanding March 31, 2025	195,440	$37.07	2.33	$-

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

NOTE 17 – RESTATEMENT

During the preparation of this quarterly report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Balance Sheet as of March 31, 2025. The Company has restated the impacted financial statements for the period, and presented the effects of the restatement adjustments to the financial statements below.

For the three months ended March 31, 2025, the restatement resulted in a decrease of $350,000 in accounts receivable with a corresponding reduction in sales revenue, and a reduction in cost of sales of $33,325 with a corresponding increase in inventory, an increase of $14,050 in accrued interest income associated with long-term financing receivables, a revaluation of fair value of warrant attached with credit line entered in December 2024 of $17,837 decrease with corresponding increase in warrant liability, an increase of $8,365 in interest expense with corresponding increase in debt discount of $46,502 and increase in additional paid of $54,867 in capital to adjust the fair value of warrant. For the three months ended March 31, 2024, the restatement resulted in an increase of $12,845 in accrued interest income associated with long-term financing receivables.

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at March 31, 2025:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable - net	$479,968	$7,290	$(472,678)
Deferred offering costs	22,750	127,494	104,744
Inventory, net	504,242	537,567	33,325
Long-term financing receivables - net	1,423,054	-	(1,423,054)
Contract assets	-	633,829	633,829

Total Assets	10,089,524	8,965,691	(1,123,834)

Customer Deposits	128,134	270,134	142,000
Warrant Liability	-	95,986	95,986
Convertible Notes Payable	3,727,009	3,680,507	(46,502)

Total Liabilities	7,138,365	7,329,849	191,484

Additional paid-in capital	30,924,893	31,028,993	51,009
Accumulated Deficit	(27,731,745)	(29,151,162)	(1,366,327)

Total Stockholders’ Equity	2,951,159	1,635,842	(1,315,318)

Total Liabilities and Stockholders’ Equity	$10,089,524	$8,965,691	$(1,123,834)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025:

	As Previously Reported	Restated	Net Adjustment

Sales	$615,835	$265,835	$(350,000)
Cost of Goods Sold	63,387	30,062	(33,325)
Net Loss from Operations	(96,103)	(412,778)	(316,675)

Change in FV of warrant liability	-	(17,837)	(17,837)
Interest Income	-	14,050	14,050
Interest and Financing fees	(339,821)	(348,186)	(8,365)

Net Loss before income taxes	(331,182)	(660,009)	(328,827)

Net loss attributable to Clean Energy Technologies, Inc.	(331,231)	(660,058)	(328,827)
Total Comprehensible Loss	$(318,990)	$(647,817)	$(328,827)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$12,845	$12,845

Net Loss before income taxes	(1,419,400)	(1,406,555)	12,845

Net loss attributable to Clean Energy Technologies, Inc.	(1,419,400)	(1,406,555)	12,845
Total Comprehensible Loss	$(1,463,450)	$(1,450,605)	$12,845

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the three months ended March 31, 2025:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(331,231)	$(660,058)	$(328,827)
Amortization of debt discount	108,133	116,498	8,365

Change in FV of warrant liability	-	17,837	17,837
(Increase) decrease in accounts receivable	(382,226)	(32,226)	350,000
(Increase) decrease in contract asset	-	(14,050)	(14,050)
(Increase) decrease in inventory	377,555	344,230	(33,325)

Net Cash Used In Operating Activities	$(776,047)	$(776,047)	$-

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the three months ended March 31, 2024:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(1,419,400)	$(1,406,555)	$12,845
(Increase) decrease in contract asset	-	(12,845)	(12,845)

Net Cash Used In Operating Activities	$(871,636)	$(871,636)	$-

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that disclosure or recognition in the financial statements, except as noted below.

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

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $15. (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $29,247, with accrued interest of $2,925, net with unamortized OID of $3,913.

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the original principal amount of $109,500, and (ii) 2,667 shares of Company common stock (the “Shares”) for a purchase price of $104,000. On May 19, 2025, the purchase price was paid by Lucas Ventures to the Company, and the note and shares were issued to Lucas Ventures. The note matures on August 15, 2025, accrues interest of 8% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following 90 days after note funding, at a conversion price of $7.50; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% if the market capitalization of the Company falls below $2,500,000). As of December 31, 2025, the Company had repaid this note in full. The balance of the note as of December 31, 2025, was $0.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $0, with the accrued interest of $0, net with unamortized OID of $0 and unamortized discount from initial recognition of derivative liability of $0.

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

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $388,888, with accrued interest of $14,384, net with unamortized OID of $52,151 and unamortized discount from initial recognition of derivative liability of $105,399.

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

Issuances of Common Stock

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

On or about November 25, 2025, the Company issued 90,773 shares of common stock to Mast Hill pursuant to its conversion of $87,185.92 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 26, 2025, the Company issued 1,264,420 shares of common stock to Mast Hill pursuant to its notice of conversion of $1,214,450 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on January 17, 2025.

On or about December 1, 2025, the Company issued 195,867 shares of common stock to Mast Hill pursuant to its notice of conversion of $188,126 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on January 17, 2025.

On or about December 1, 2025, the Company issued 141,009 shares of common stock to Mast Hill pursuant to its notice of conversion of $135,436 in principal, interest and fees owed under the Common Stock Purchase Warrant issued on February 17, 2025.

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

Summary of Operating Results the three months Ended March 31, 2025 (Restated) Compared to the same period in 2024 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $1,635,842 and a working capital deficit of 3,846,696 as of March 31, 2025, The company also had an accumulated deficit of $29,098,072 as of March 31, 2025 and used 776,047 in net cash from operating activities for the three months ended March 31, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the quarter ended March 31, 2025, our total revenue was $441,940 compared to $1,513,026 for the same period in 2024. Our total revenue for the first quarter of 2025 was lower compared to the same period in 2024, primarily due to minimal contributions from our China natural gas business.

For the quarter ended March 31, 2025, our gross profit was $411,878 compared to $253,005 for the same period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

For the three months ended March 31, 2025, our operating expense was $824,656 compared to $1,073,926 for the same period in 2024. The decrease in expenses was primarily driven by lower salary costs from our China operations and a reduction in professional fees for legal and accounting services, which were elevated in the prior period due to costs associated with our S-3 registration.

For the quarter ended March 31, 2025, we had a net loss of $660,058 compared to $1,406,555 for the same period in 2024. The improvement was largely attributable to reduced salary expenses in our China operations, lower legal and accounting costs, and stronger margins generated by our U.S.-based businesses.

For the quarter ended March 31, 2025, stockholders’ equity decrease by $261,304 to $1,635,841, compared to $1,897,145 as of December 31, 2024, primarily due to significant decrease in total revenue.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2025 (Restated), Compared to the three ended March 31, 2024 (Restated)

Net Sales

For the quarter ended March 31, 2025, our total revenue was $441,940 compared to 1,513,026 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the three months ended March 31, 2025 (Restated), our revenue from HRS was $262,354 compared to $72,488 for the same period in 2024. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as customers are increasingly moving towards Independent Power Producer models.

For the three months ended March 31, 2025, revenue from the CETY Renewables segment was $176,105, compared to $211,568 for the same period in 2024. This segment is expected to remain relatively stable until construction activities commence later this year.

For the three months ended March 31, 2025, CETY reported no revenue from its Engineering and Manufacturing segments, compared to $9,3421 for the same period in 2024. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment over the coming quarters.

For the three months ended March 31, 2025, revenue from our natural gas (NG) business was $3,481, a decrease from $1,219,629 for the same period in 2024. This decline is primarily due to macroeconomic factors and our strategic decision to reduce focus on lower-margin business activities.

Gross Profit

In the three months ending March 31, 2025 (Restated), our gross profits totalled $411,878 marking a favourable increase compared to $253,005 recorded for the corresponding period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

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

For the three months ended March 31, 2025 (Restated), our gross profit from the HRS segment was $235,658, compared to $51,599 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, which included equipment sales and the sale of products with lower costs, along with engineering services.

For the three months ended March 31, 2025, our gross profit from our wholly owned subsidiary, JHJ, was $115, down from $9,852 for the same period in 2024. This decrease was primarily due to minimal business activity in China, which was partly a result of our strategic decision to reduce focus on lower-margin businesses in the region.

Selling, General and Administrative (SG&A) Expenses.

For the three months ended March 31, 2025, our SG&A expenses totaled $222,557, compared to $218,658 for the same period in 2024. This slight increase reflects stable and consistent expense management.

Salaries Expense

For the three months ended March 31, 2025, our salaries expense totaled $433,799, compared to $511,111 for the same period in 2024. The decrease was primarily due to reduced activity in our China natural gas business, while salary levels in other areas remained stable.

Travel Expense

For the three months ended March 31, 2025, our travel expenses were $32,377, compared to $29,652 for the same period in 2024. This slight increase reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the quarter ended March 31, 2025, our professional fees totaled $66,213, compared to $199,053 for the same period in 2024. The decrease was primarily due to reduced legal and consulting activity, as the first quarter of 2024 included higher costs related to our S-3 registration process.

Facility Lease and Maintenance Expense

For the three months ended March 31, 2025, our facility lease and maintenance expenses totaled $66,741, compared to $71,275 for the same period in 2024. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the three months ended March 31, 2025, our depreciation and amortization expense was $2,969, unchanged from the same period in 2024. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

The three months ended March 31, 2025 and 2024; we had no derivative liability.

Change in FV of warrant liability

For the three months ended March 31, 2025 and 2024, we had $17,837 and nil loss on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Interest Income

For the three months ended March 31, 2025 (Restated), interest income from Florya associated with long-term financing receivable totaled $14,050 compared to $12,845 for the same period in 2024 (Restated).

Interest and Finance Fees

For the three months ended March 31, 2025 (Restated), interest and finance fees totaled $348,186, compared to $295,193 for the same period in 2024. The increase was primarily due to two larger interim financings secured to bridge the company through the finalization of funding for the Vermont Renewable Project, aimed at addressing approximately $1.7 million in accounts receivable, and to support the completion of the S-3 registration.

Net Loss

For the three months ended March 31, 2025 (Restated), our net loss was $660,058, compared to a net loss of $1,406,555 for the same period in 2024 (Restated). This significant decrease is primarily attributable to higher-margin revenue from the HRS segment—driven by equipment and technical sales—as well as stable contributions from CETY Renewables in support of the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China NG business contributed to improved overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(776,047)	$(871,636)
Net cash provided by investing activities	(2,932)	83,460
Net cash provided by financing activities	759,002	987,871
Foreign Currency Transaction	187	161
Net increase in cash and cash equivalents	$(19,790)	$289,481

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2025 and December 31, 2024 we had $33,000 and 33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2025.

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31, 2025 (Restated) and December 31, 2024 (Restated) we had outstanding customer deposits of $270,134 and $172,061 respectively.

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

Item 2. Unregistered Sales of Equity Securities

Effective January 16, 2025, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833.33, and (ii) warrants to purchase 54,194 shares of Company common stock, for an aggregate purchase price of $1,474,050.

On January 27, 2025, the Company issued 3,740 shares upon the final conversion of a convertible promissory note issued to Firstfire Global Opportunities Fund LLC.

On February 11, 2025, the Company entered into a consulting agreement with a third-party consultant, and as a condition to the agreement, the Company issued 1,667 shares of common stock to the consultant.

Effective February 28, 2025, the Company entered into a securities purchase agreement with Mast Hill pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 20,667 shares of Company common stock, for an aggregate purchase price of $558,000.

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	June 4, 2026

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	June 4, 2026

