Form 10-Q/A
period 2025-06-30
Clean Energy Technologies, Inc.
filed 2026-06-05
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2025 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, originally filed on August 19, 2025, amended on June 1, 2025, to restate the Company’s consolidated financial statements for the quarterly period ended March 31, 2025.

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

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited) Restated	Restated

Assets
Current Assets:
Cash	$4,408,887	$62,101
Accounts receivable, net	172,590	8,389
Accounts receivable – related party	2,278,728	1,947,131
Advance to Supplier	648,145	195,575
Deferred Offering Costs	127,494	127,494
Due from related party	112,000	112,000
Loan Receivables	391,229	230,464
Inventory, net	517,964	497,003
Investment to Guangyuan Shuxin New Energy Co.	233,411	-
Total Current Assets	8,890,448	3,180,157

Property and Equipment - Net	2,207	2,913
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	755,776	741,700
Investment to Shuya	615,519	485,889
Investment to Guangyuan Shuxin New Energy Co.	-	229,064
Contract assets	648,197	619,779
Advance to Supplier - prepayment	-	548,000
License	354,322	354,322
Patents	76,972	82,910
Right of use asset - long term	82,790	166,727
Other Assets	33,161	56,125
Total Non Current assets	4,785,629	5,504,114

Total Assets	$13,676,077	$8,684,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,613,589	$1,509,782
Accounts payable – related party	90,707	-
Accrued Expenses	562,778	465,199
Customer Deposits	224,510	172,061
Warranty Liability	100,000	100,000
Warrant Liability	64,256	78,148
Deferred Revenue	33,000	33,000
Derivative Liability	251,718	-
Facility Lease Liability - current	56,806	130,483
Line of Credit	599,038	662,804
Convertible Notes Payable	3,102,638	3,094,577
Notes payables	361,214	403,943
Related Party Notes Payable	70,250	8,250
Total Current Liabilities	7,130,504	6,658,247
Long-Term Debt:
Facility Lease Liability - long term	24,577	38,125
Accrued Dividend	48,039	90,754
Total Long-Term Debt	72,616	128,879

Total Liabilities	7,203,120	6,787,126.00

Stockholders’ Equity
Common stock, $.001 par value; 133,333,333 shares authorized; 4,211,565 and 3,022,103 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 1)	4,212	3,022
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and 756,139 outstanding as of December 31, 2024	-	756
Additional paid-in capital	36,878,625	30,631,493
Accumulated Other Comprehensible Income	(218,973)	(257,396)
Accumulated deficit	(30,190,907)	(28,480,730)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	6,472,957	1,897,145

Non-controlling interest	-	-
Total Stockholders’ Equity	6,472,957	1,897,145
Total Liabilities and Stockholders’ Equity	$13,676,077	$8,684,271

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2025	2024	2025	2024
	(Unaudited) Restated	(Unaudited) Restated	(Unaudited) Restated	(Unaudited) Restated

Sales	$80,783	$48,387	$346,618	$1,363,423
Sales -related party	155,492	147,739	331,597	345,728
Total revenue	236,275	196,126	678,215	1,709,151

Cost of Goods Sold	12,618	20,095	42,680	1,280,116
Gross Profit	223,657	176,031	635,535	429,035

General and Administrative
General and Administrative expense	117,574	270,614	340,130	487,391
Salaries	439,469	455,732	873,268	966,843
Travel	47,360	51,572	79,737	81,224
Professional Fees legal & accounting	267,106	226,960	333,319	353,065
Facility lease and Maintenance	66,658	79,609	133,399	150,883
Consulting engineering	896	62,490	896	176,646
Depreciation and Amortization	2,969	2,969	5,938	5,938
Total Expenses	942,032	1,149,946	1,766,687	2,221,990
Net Loss from Operations	(718,375)	(973,915)	(1,131,152)	(1,792,955)

Other Income	(95)	-	23,009	-
Change in derivative liability	112,672	-	112,672	-
Change in FV of warrant liability	31,729	-	13,892	-
Investment income from Shuya	37,503	(6,388)	119,141	31,990
Loss from deconsolidation of Shuya	-	276,094	-	(65,570)
Interest Income	14,368	13,136	28,418	25,981
Interest and Financing fees	(517,547)	(127,669)	(865,734)	(424,743)
Net Loss before income taxes	(1,039,745)	(818,742)	(1,699,754)	(2,225,297)
Income Tax Expense	-	-	(49)	-
Net loss	(1,039,745)	(818,742)	(1,699,803)	(2,225,297)

Accumulative other comprehensive income
Foreign Currency Translation (Loss)	26,182	(15,354)	38,423	59,404
Total Comprehensible Loss	$(1,013,563)	$(834,096)	$(1,661,380)	$(2,165,893)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	3,722,285	2,872,447	3,416,620	2,774,557

Net Loss per common share basic and diluted	$(0.27)	$(0.29)	$(0.49)	$(0.78)

Reflected the 1-for-15 reverse split effective on September 26, 2025

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

for the three and six months ended June 30, 2025 (Restated) and 2024 (Restated) (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2023	2,610,164	$2,610	2,199,387	$2,199	$-	$28,288,163	$(196,827)	$(23,887,685)	$757,216	$4,965,676
Shares issued for stock compensation	1,000	1	-	-	-	9,449	-	-	-	9,450
Shares issued for debt inducement	333	3	-	-	-	45,494	-	-	-	45,497
Shares issued for subscription	133,333	133	-	-	-	899,867	-	-	-	900,000
Shares issued for series E preferred conversion	88,899	89	(565,178)	(565)	-	476	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,406,555)	-	(1,406,555)
March 31, 2024	2,833,729	$2,836	1,634,209	$1,634	$-	$29,124,979	$(240,877)	$(25,364,264)	$-	$3,524,308
Shares issued for stock compensation	2,667	3	-	-	-	52,797	-	-	-	52,800
Shares issued for debt inducement	-	-	-	-	-	-	-	-	-	-
Shares issued for subscription	80,222	80	-	-	-	1,082,920	-	-	-	1,083,000
Shares issued for series E preferred conversion	52,140	52	(756,435)	(756)	-	704	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(15,354)	-	-	(15,354)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(5,631)	-	(5,631)
Net Loss	-	-	-	-	-	-	-	(818,742)	-	(818,742)
June 30, 2024	2,968,758	$2,971	877,774	$878	$-	$30,261,400	$(256,231)	$(26,188,637)	$-	$3,820,381

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2024	3,022,103	$3,022	756,139	$756	$-	$30,631,493	$(257,396)	$(28,480,730)	$-	$1,897,145
Shares issued for stock compensation	1,667	2	-	-	-	11,998	-	-	-	12,000
Shares issued for debt inducement	3,740	4	-	-	-	28,047	-	-	-	28,051
Shares issued for series E preferred conversion	137,720	138	(756,139)	(756)	-	618	-	-	-	-
Value of the warrants issued for Mast Hill	-	-	-	-	-	303,747	-	-	-	303,747
Accumulated Comprehensive	-	-	-	-	-	-	12,241	-	-	12,241
Accrued Series E Preferred dividend	-	-	-	-	-	53,090	-	(10,374)	-	42,715
Net Loss	-	-	-	-	-	-	-	(660,058)	-	(660,058)
March 31, 2025	3,165,230	$3,166	-	$-	$-	$31,028,993	$(245,155)	$(29,151,162)	$-	$1,635,842
Shares issued for stock compensation	4,195	4	-	-	-	(4)	-	-	-	-
Shares issued for debt conversion	314,693	315	-	-	-	1,402,288	-	-	-	1,402,603
Shares issued for debt inducement	12,000	12	-	-	-	48,063	-	-	-	48,075
Shares issued for subscription	715,447	715	-	-	-	4,399,285	-	-	-	4,400,000
Accumulated Comprehensive	-	-	-	-	-	-	26,182	-	-	26,182
Net Loss	-	-	-	-	-	-	-	(1,039,745)	-	(1,039,745)
June 30, 2025	4,211,565	$4,212	-	$-	$-	$36,878,625	$(218,973)	$(30,190,907)	$-	$6,472,957

Reflected the 1-for-15 reverse split effective on October 06, 2025. See Note 01.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30,

	2025	2024
	(Unaudited) Restated	(Unaudited) Restated
Cash Flows from Operating Activities:
Net Loss	(1,699,803)	(2,225,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,690	6,694
Stock compensation expense	76,537	62,250
Stock issued for stock inducement	-	45,497
Loss on deconsolidation of Shuya	-	27,139
Amortization of debt discount	354,447	46,704
Change in fair value of derivative liabilities	(112,672)	-
Change in FV of warrant liability	(13,892)
Attributable income per equity method - Shuya	(119,142)	(31,990)
Reversal of inventory impairment reserve	(357,639)	-
(Increase) decrease in right of use asset	84,602	(7,841)
(Increase) decrease in lease liability	(87,779)	10,268
(Increase) decrease in accounts receivable	(164,201)	(35,073)
(Increase) decrease in accounts receivable – related party	(331,597)	(316,429)
(Increase)/ decrease in Tax receivable	-	(42,488)
(Increase) decrease in prepaid expenses	133,965	559,790
(Increase) decrease in contract asset	(28,418)	(25,981)
(Increase) decrease in other assets	(2,795)	113,813
(Increase) decrease in inventory	336,682	(185,015)
(Decrease) increase in accounts payable	103,808	441,603
(Decrease) increase in accrued interest	143,260	82,114
Other (Decrease) increase in accrued expenses	147,695	9,590
Other (Decrease) increase in customer deposits	(10,274)	(147,382)
Net Cash Used In Operating Activities	(1,540,526)	(1,612,034)

Cash Flows from Investing Activities
Loan receivables	-	83,160
Cash Flows Provided by Investing Activities	-	83,160

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	3,085,450	590,516
Borrowing from related party	89,635	-
Other receivable	(155,176)	-
Loan to Rongjun	-	(41,632)
Payments on notes payable and line of credit	(1,516,597)	(585,033)
Stock issued for cash	4,399,999	1,864,529
Cash Flows Provided By Financing Activities	5,903,311	1,828,380

Foreign Currency Transaction	(15,999)	(1,188)

Net (Decrease) Increase in Cash and Cash Equivalents	4,346,786	298,318
Cash and Cash Equivalents at Beginning of Period	62,101	89,625
Cash and Cash Equivalents at End of Period	4,408,887	387,943

Supplemental Cashflow Information:
Interest Paid	$116,812	$66,781

Supplemental Non-Cash Disclosure
Discount on new notes	$598,373	$-
Shares issued for preferred conversions	$1,402,604	$2,115
Dividend accrued	$42,751	$75,655

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2025 (Restated), reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 (Restated) report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2025 (Restated) are not necessarily indicative of results for the entire year ending December 31, 2025.

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

The Company has four reportable segments: Clean Energy HRS (HRS) & CETY Europe, CETY Renewables waste to energy, engineering, consulting & management services, and CETY HK NG trading.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,472,957 and a working capital of 1,759,944 as of June 30, 2025 (Restated). The company also had an accumulated deficit of $30,190,907 as of June 30, 2025 (Restated). In addition, the Company has continued negative cash flows used in operating activities of 1,540,526. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Waste to Energy Solutions - Clean Energy Technologies’ waste to energy solutions involves converting organic waste materials, such as agricultural waste and food waste, into clean energy through its proprietary pyrolysis technology that produce a range of products, including electricity, heat, and biochar.

Engineering, Consulting and Project Management Solutions – Clean Energy Technologies provides power generation, waste to energy, and heat recovery Engineering, Procurement and Construction (EPC) services to municipal and industrial customers and to design and incorporate clean energy solutions in their projects.

Clean Energy Technologies (H.K.) Limited (“CETY HK”) Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and suppling NG to industries and municipalities, operated through our PRC Subsidiaries and Shuya. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts; and (ii) our planned joint venture with a large state-owned gas enterprise in China called Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”), acquiring natural gas pipeline operator facilities, primarily located in the southwestern part of China. Our planned joint venture with Shenzhen Gas plans to acquire, with financing from Shenzhen Gas, natural gas pipeline operator facilities with the goal of aggregating and selling the facilities to Shenzhen Gas in the future. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro-economic factors have improved before commencement of the Shenzhen Gas joint venture.On or about June 18, 2025, CETY HK acquired a holding company, Herbert YF Global Holding Limited, a limited company organized under the laws of Hong Kong.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Clean Energy Technologies, Inc. (formerly Probe Manufacturing, Inc.) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at JP Morgan Chase bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, (which we may exceed from time to time) per commercial bank. For the purpose of the statement of cash flows, we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable accounts receivable of nil and nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable long-term financing receivables of $217,584 and $217,584.

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

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30,2025, and December 31, 2024 and, we had outstanding customer deposits of $224,510 and $172,061 respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2025, we had outstanding common shares of 4,211,565. Basic Weighted average common shares and equivalents for the six months ended June 30, 2025, and June 30, 2024 were 3,416,620 and 2,774,557 respectively. As of June 30, 2025, we had convertible notes, convertible into approximately 1,189,461 of additional common shares and outstanding warrants of 2,228,266 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the six months ended June 30, 2025, and June 30, 2024 as they were considered anti-dilutive.

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

Selected Financial Data:

	For the six months ended June 30,
	2025 (Restated)	2024 (Restated)
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	339,488	120,874
NG Trading	7,130	1,219,629
Waste to Energy	331,597	359,307
Total Sales	$678,215	$1,709,151

Segment income and reconciliation before tax
Manufacturing and Engineering	-	7,806
Heat Recovery Solutions	303,699	79,889
LNG Trading	239	9,853
Waste to Energy	331,597	331,487
Total Segment income	635,535	429,035
Less: operating expense	1,766,687	2,221,990
Less: other income and expenses	(568,602)	(432,342)
Net (loss) before income tax	$(1,699,754)	$(2,225,297)

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
Total Assets
Manufacturing and Engineering	$6,863,446	$2,568,869
Heat Recovery Solutions	2,252,185	2,041,013
Waste to Energy	1,979,832	1,648,324
NG Trading	2,580,614	2,426,065
Total Assets	$13,676,077	$8,684,271

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the six months ended June 30,
	2025 (Restated)	2024
United States	321,085	482,435
China	7,130	1,219,629
Other international	350,000	7,087
Total Sales	678,215	1,709,151

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
Accounts Receivable	$172,590	8,389
Accounts Receivable Related Party	2,278,728	1,947,131
Less reserve for uncollectable accounts	-	-
Total	$2,451,318	1,955,520

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2025 (Restated)	December 31, 2024 (Restated)
Long-term financing receivables	$217,584	$217,584
Less Reserve for uncollectable accounts	(217,584)	(217,584)
Long-term financing receivables - net	$-	$-

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	June 30, 2025 (Restated)	December 31, 2024
Inventory	$1,094,668	1,431,347
Less reserve	(576,704)	(934,344)
Total	$517,964	497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2025	December 31, 2024
Property and Equipment	$125,200	1,434,743
Accumulated Depreciation	(122,993)	(1,431,830)
Net Fixed Assets	$2,207	2,913

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

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	13,496
Other receivable	28,718
Trading Contracts	146,035
Shenzhen Gas Relationship	1,314,313
Total assets acquired	1,508,718

Liabilities assumed:
Advance Receipts	8,539
Taxes Payable	179
Net Assets Acquired:	$1,500,000

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

NOTE 8 – ACCRUED EXPENSES

	June 30, 2025	December 31, 2024
Accrued Wages	$78,254	$78,254
Sales tax payable	15,271	15,014
Accrued Taxes and other	469,253	371,931
Total accrued expenses	$562,778	$465,199

NOTE 9 – WARRANT LIABILITY

On December 5, 2024, the Company entered into an Equity Line of Credit Agreement with Mast Hill Fund, L.P. (the “Investor”), pursuant to which the Investor committed to provide up to $5.0 million to the Company.

In connection with the agreement, the Company issued a purchase warrant to the Investor to purchase up to 33,333 shares of common stock at an initial exercise price of $30.00 per share subject to customary anti-dilution adjustments and a 4.99% beneficial ownership limitation. The warrant is exercising upon issuance and expires on the second anniversary of the issuance date.

The warrant contains a down-round provision whereby the exercise price will be reduced if the Company issues common stock, options, or convertible securities at a price below the then-current exercise price of the warrant.

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of June 30, 2025, the fair value of the warrant liability was remeasured to $64,256. The Company recognized a gain from the change in fair value of warrant liability of $13,892 for the six months ended June 30, 2025, respectively.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Fair value-beginning of period	$78,148	$-
Change in fair value	(13,892)	-
Fair value-end of period	$64,256	$-

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

During the year, the Company entered into several “sale of future receipts” / merchant cash-advance arrangements with Reliance, as well as a subordinated business loan with Agile Lending, LLC and a purchase order financing facility with Nations Interbanc. Although certain Reliance Financial FL LLC contracts are legally structured as non-recourse “sales” of future business receipts, management concluded that these arrangements do not involve the transfer of discrete existing financial assets that would qualify for derecognition under ASC 860. Instead, the Company continues to generate and collect its operating cash receipts and remits amounts to the lenders until the contractual repayment amounts have been satisfied.

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

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2025, the balance on the loans was approximately $0 and $0, respective

On January 10, 2025, May 22, 2025 the Company borrowed approximately $135,000,000, and $35,150, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $202,365, and $55,463, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was $0, and $155,896, respectively.

On or about June 2, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, approximately $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2025, the balance on the loans was approximately $0 and $0, respectively.

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

On March 8, 2023, we entered into a Securities Purchase Agreement with Mast Hill pursuant to which the Company issued to Mast Hill a $734,000 Convertible Promissory Note, due March 8, 2024, for a purchase price of $660,600 plus an original issue discount in the amount of $73,400 and an interest rate of fifteen percent (15%) per annum. Mast Hill Fund is entitled to purchase 24,667 shares of common stock per the warrant agreement at the exercise price of $24.00. The Securities Purchase Agreement provides customary representations, warranties and covenants of the Company and Mast Hill as well as providing Mast Hill with registration rights. The principal balance and accrued interest balance of this as of November 8, 2023 was $807,601. On that day this note was converted into Series E preferred shares of CETY.

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

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirstFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $24.00, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 667 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance of this note as of December 31, 2024 was $0.

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

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 54,595 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $37.50, subject to adjustment as provided in the warrants. The balance of the note including principal and interest as of June 30, 2025, was $1,711,872.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 20,667 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note including principal and interest as of June 30, 2025, was $640,893.

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

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $125,473. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $6.60, the closing stock price of the Company’s common stock on the date of valuation of $6.45, an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.86%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $71,555 resulting in a gain of $53,918 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.45, the closing stock price of the Company’s common stock on the date of valuation of $3.75, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 3.86%, and an expected term of 0.76 years. In addition, the Company recorded $30,251 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 3,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $149,314 net with unamortized OID of $21,333 and unamortized discount from initial recognition of derivative liability of $85,353. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $105,606. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $5.25, the closing stock price of the Company’s common stock on the date of valuation of $6.00, an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.98%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $58,908 resulting in a gain of $46,697 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.45, the closing stock price of the Company’s common stock on the date of valuation of $3.75, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 3.98%, and an expected term of 0.81 years. In addition, the Company recorded $20,253 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $15.00 (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $128,685.

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

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2025, was $181,208, net with unamortized OID of $30,708 and unamortized discount from initial recognition of derivative liability of $123,084. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $133,311. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $3.90, the closing stock price of the Company’s common stock on the date of valuation of $4.05, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate ranging of 4.12%, and an expected term of one year.

During the three and six months ended June 30, 2025, there was no conversion for the convertible note with principal and accrued interest. On June 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $121,254 resulting in a gain of $12,056 for the period ended June 30, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.45, the closing stock price of the Company’s common stock on the date of valuation of $3.75, an expected dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 4.12%, and an expected term of 0.92 years. In addition, the Company recorded $10,227 interest expense for amortization of debt discount from the initial recognition of derivative liability.

The following is the change in derivative liability for the six Months ended June 30, 2025:

Balance, January 1, 2025	$—

Issuance of new derivative liability	364,389
Conversions	—
Change in fair market value of derivative liability	(112,671)

Balance, June 30, 2025	$251,718

Total due to Convertible Notes

	June 30, 2025 (Restated)	December 31, 2024
Total convertible notes	$3,685,202	2,649,197
Accrued interest	127,641	492,401
Debt discount	(934,642)	(93,725)
Amortization of debt discount	224,437	46,704
Total	$3,102,638	3,094,577

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

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of June 30, 2025 there were 4,211,565 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 15,628 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

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

On March 8, 2023 we issued 24,467 warrant shares in connection with the issuance of the promissory note in the principal amount of $734,000 to Mast Hill Fund at the exercise price per share of $24.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On September 13, 2023 Mast Hill exercised 12,233 shares of the warrant at the exercise price per share of $24.00.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2024	253,512	$25.34	0.58	$-
Expired:
March 15, 2024 – Subscription agreemnt	133,333	$15.00	-	-
Jun 18, 2024 – Subscription agreemnt	80,222	$24.00	-	-
Additions:
Jan 16, 2025 – Mast Hill	54,594	$37.50	4.55	-
Feb 28, 2025 – Mast Hill	20,667	$37.50	4.67	-
Excercised	-	-	-	-
Outstanding June 30, 2025	115,218	$46.18	3.54	$-

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

On June 4, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, HRS and CETY Renewables invoiced VRG $882,374 in 2023, $1,064,757 in 2024, and $331,597 in 2025 which have been recorded as related party revenue in the respective periods.

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

NOTE 17 – RESTATEMENT

During the preparation of this quarterly report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Balance Sheet as of June 30, 2025. The Company has restated the impacted financial statements for the period, and presented the effects of the restatement adjustments to the financial statements below.

For the three months ended June 30, 2025, the restatement resulted in an increase of $14,368 in accrued interest income associated with long-term financing receivables, reevaluation of fair value of warrant attached with credit line entered in 2024 of $31,729 with corresponding decrease in warrant liability and an increase of $13,509 in interest expense with corresponding decrease in debt discount. For the three months ended June 30, 2024, the restatement resulted in an increase of $13,136 in accrued interest income associated with long-term financing receivables.

For the six months ended June 30, 2025, the restatement resulted in a decrease of $350,000 in accounts receivable with a corresponding reduction in sales revenue, a reduction in cost of sales of $33,325 with a corresponding increase in inventory, an increase of $28,418 in accrued interest income associated with long-term financing receivables, reevaluation of fair value of warrant attached with credit line entered in 2024 of $13,892 with corresponding decrease in warrant liability, and an increase of $21,875 in interest expense with corresponding increase in debt discount of $32,992 and increase in additional paid in capital of $51,009 to adjust the fair value of warrant. For the six months ended June 30, 2024, the restatement resulted in an increase of $25,981 in accrued interest income associated with long-term financing receivables.

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at June 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable - net	$645,268	$172,590	$(472,678)
Deferred offering costs	22,570	127,494	104,744
Inventory, net	484,639	517,964	33,325
Long-term financing receivables - net	1,423,055	-	(1,423,055)
Contract assets	-	648,197	648,197

Total Assets	14,785,544	13,676,077	(1,109,467)

Customer Deposits	82,510	224,510	142,000
Warrant Liability	-	64,256	64,256
Convertible Notes Payable	3,135,630	3,102,638	(32,992)

Total Liabilities	7,029,856	7,203,120	173,264

Additional paid-in capital	36,790,986	36,878,625	51,009
Accumulated deficit	(28,820,537)	(30,190,907)	(1,333,740)

Total Stockholders’ Equity	7,755,688	6,472,957	(1,282,731)

Total Liabilities and Stockholders’ Equity	$14,785,544	$13,676,077	$(1,109,467)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended June 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Change in FV of warrant liability	$-	31,729	31,729
Interest Income	-	14,368	14,368
Interest and Financing fees	(504,038)	(517,547)	(13,509)

Net Loss before income taxes	(1,088,790)	(1,039,745)	49,045

Net loss attributable to Clean Energy Technologies, Inc.	(1,088,790)	(1,039,745)	49,045
Total Comprehensible Loss	$(1,062,608)	$(1,013,563)	$49,045

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Sales	$696,618	$346,618	$(350,000)
Cost of Goods Sold	76,005	42,680	(33,325)
Net Loss from Operations	(830,935)	(1,131,152)	(300,217)

Change in FV of warrant liability	-	13,892	13,892
Interest Income	-	28,418	28,418
Interest and Financing fees	(843,859)	(865,734)	(21,875)

Net Loss before income taxes	(1,419,972)	(1,699,754)	(279,782)

Net loss attributable to Clean Energy Technologies, Inc.	(1,420,021)	(1,699,803)	(279,782)
Total Comprehensible Loss	$(1,381,598)	$(1,661,380)	$(279,782)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended June 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$13,136	$13,136

Net Loss before income taxes	(831,878)	(818,742)	13,136

Net loss attributable to Clean Energy Technologies, Inc.	(831,878)	(818,742)	13,136
Total Comprehensible Loss	$(847,232)	$(834,096)	$13,136

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$25,981	$25,981

Net Loss before income taxes	(2,251,278)	(2,225,297)	25,981

Net loss attributable to Clean Energy Technologies, Inc.	(2,251,278)	(2,225,297)	25,981
Total Comprehensible Loss	$(2,191,874)	$(2,165,893)	$25,981

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the six months ended June 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(1,420,021)	$(1,699,803)	$(279,782)
Amortization of debt discount	332,572	354,447	21,875
Change in FV of warrant liability	-	(13,892)	(13,892)
(Increase) decrease in accounts receivable	(514,201)	(164,201)	350,000
(Increase) decrease in contract asset	-	(28,418)	(28,418)
(Increase) decrease in inventory	370,007	336,682	(33,325)

Net Cash Used In Operating Activities	$(1,556,984)	$(1,540,526)	$16,458

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the six months ended June 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(2,251,278)	$(2,225,297)	$25,981
(Increase) decrease in contract asset	-	(25,981)	(25,981)

Net Cash Used In Operating Activities	$(1,612,034)	$(1,612,034)	$-

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

Summary of Operating Results the Six months Ended June 30, 2025 (Restated) Compared to the same period in 2024 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,472,957 and a working capital of 1,759,944 as of June 30, 2025, The company also had an accumulated deficit of $30,190,907 as of June 30, 2025 and used 1,540,526 in net cash from operating activities for the six months ended June 30, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the six months ended June 30, 2025, our total revenue was $678,215 compared to $1,709,151 for the same period in 2024. Our total revenue for the first half of 2025 was lower compared to the same period in 2024, primarily due to minimal contributions less than 3% from our China natural gas business.

For the six months ended June 30, 2025, our gross profit was $635,535 compared to $429,035 for the same period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

For the six months ended June 30, 2025, our operating expense was $1,766,687 compared to $2,221,990 for the same period in 2024. The decrease in expenses was primarily driven by lower salary costs from our China operations and a reduction in for general and administration expenses, which were elevated in the prior period due to costs associated with our S-3 registration.

For the six months ended June 30, 2025, we had a net loss of $1,699,754 compared to $2,225,297 for the same period in 2024. The improvement was largely attributable to reduced salary expenses in our China operations, lower legal and accounting costs, and stronger margins generated by our U.S.-based businesses.

For the quarter ended June 30, 2025, stockholders’ equity increased to $6,472,957, compared to $1,897,145 as of December 31, 2024, primarily due to higher increase from investments.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the Six Months Ended June 30, 2025 (Restated), Compared to the Six Months Ended June 30, 2024 (Restated)

Net Sales

For the six months ended June 30, 2025, our total revenue was $678,215 compared to $1,709,151 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the six months ended June 30, 2025 (Restated), our revenue from HRS was $339,488 compared to $120,874 for the same period in 2024. We have a large pipeline of opportunities in this segment and are working diligently to complete the engineering and design, enabling us to execute contractual agreements and close these opportunities. The sales cycle for these types of opportunities is long due to cost factors and the integration of the technology. We are also working with financial institutions to assist in financing the projects as customers are increasingly moving towards Independent Power Producer models. There were also uncertainties surrounding the economy and the new, one big beautiful bill, as well as its potential impact on clean energy technologies.

For the six months ended June 30, 2025, our gross profit from CETY Renewables was For the six months ended June 30, 2025, revenue from the CETY Renewables segment was $331,597, compared to $ 359,307 for the same period in 2024. This segment is expected to remain relatively stable until construction activities commence later this year.

For the six months ended June 30, 2025, CETY reported nil revenue from its Engineering and Manufacturing segments, compared to $9,341 for the same period in 2024. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment over the coming quarters.

For the Six months ended June 30, 2025, revenue from our natural gas (NG) business was $7,130, a decrease from $1,219,629 for the same period in 2024. This decline is primarily due to macroeconomic factors and our strategic decision to reduce focus on lower-margin business activities.

Gross Profit

For the six months ended June 30, 2024 (Restated), our gross profits totaled $635,535 marking a favorable increase compared to $429,035 recorded for the corresponding period in 2024. Gross profit margins improved due to greater contributions from CETY’s non-NG business in China, where our operations and technologies yield substantially higher margins compared to our NG segment.

Segment breakdown

For the six months ended June 30, 2025, our gross profit from Engineering and Manufacturing amounted to nil, compared to $7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the six months ended June 30, 2025 (Restated), our gross profit from the HRS segment was $303,699, compared to $79,889 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, which included equipment sales and the sale of products with lower costs, along with engineering services.

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

Selling, General and Administrative (SG&A) Expenses

For the six months ended June 30, 2025, our SG&A expenses totaled $1,766,687, compared to $2,221,990 for the same period in 2024. This decrease was as a result lower cost of China operations, lower salaries, and lower SG& expenses.

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

Change in FV of warrant liability

For the six months ended June 30, 2025 and 2024, we had $119,141 and nil gain on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Interest Income

For the six months ended June 30, 2025 (Restated), interest income from Florya associated with long-term financing receivable totaled $28,418 compared to $25,981 for the same period in 2024 (Restated).

Interest and Finance Fees

For the six months ended June 30, 2025 (Restated), interest and finance fees totaled $865,734, compared to $424,743 for the same period in 2024. The increase was primarily due to two larger interim financings secured to bridge the company through the finalization of funding for the Vermont Renewable Project, aimed at addressing approximately $1.7 million in accounts receivable, and to support the completion of the S-3 registration.

Net Loss

For the six months ended June 30, 2025 (Restated), our net loss was $1,699,803, compared to a net loss of $2,225,297 for the same period in 2024 (Restated). This significant decrease is primarily attributable to higher-margin revenue from the HRS segment—driven by equipment and technical sales—as well as stable contributions from CETY Renewables in support of the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China NG business contributed to improved overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(1,540,526)	$(1,612,034)
Net cash provided by investing activities	-	83,160
Net cash provided by financing activities	5,903,311	1,828,380
Foreign Currency Transaction	(15,999)	(1,188)
Net increase in cash and cash equivalents	$4,346,786	$298,318

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

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2025, (Restated) and December 31, 2024 (Restated), we had outstanding customer deposits of $224,510 and $172,061 respectively.

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

Item 2. Unregistered Sales of Equity Securities

On or about April 7, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 4, 2025, described above, the Company issued 3,000 shares of Company common stock to Pacific Pier as commitment shares in connection with the financing.

On or about April 23, 2025, pursuant to the securities purchase agreement with Pacific Pier dated April 23, 2025, described above, the Company issued 3,000 shares of Company common stock to Pacific Pier as commitment shares in connection with the financing.

On May 6, 2025, the Company entered into a Subscription Agreement with various investors, pursuant to which the purchasers acquired in the aggregate 715,447 shares of Company common stock, at a price of $0.41 per share, for aggregate gross proceeds of $4,400,000.

On or about May 9, 2025, the Company issued 21,000 shares of common stock to Mast Hill pursuant to its conversion of $100,119.60 in interests and fees owed under the convertible promissory note issued to Mast Hill dated May 6, 2022.

On or about May 19, 2025, pursuant to the securities purchase agreement with Lucas Ventures dated May 19, 2025, described above, the Company issued 2,667 shares of Company common stock to Lucas Ventures as commitment shares in connection with the financing.

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

On or about June 4, 2025, pursuant to the securities purchase agreement with Mast Hill dated June 3, 2025, described above, the Company issued 3,333 shares of Company common stock to Mast Hill as commitment shares in connection with the financing.

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

