Form 10-Q/A
period 2025-09-30
Clean Energy Technologies, Inc.
filed 2026-06-05
CIK 1329606

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

EXPLANATORY NOTE

Clean Energy Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March September  30, 2025 (“Amendment No. 1”) to its Quarterly Annual  Report on Form 10-Q for the quarterly period ended September 30, 2025, originally filed on November 19, 2025, amended on May XX, 2025, to restate the Company’s consolidated financial statements for the quarterly period ended March 31, 2025.

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

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

2

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2025 (unaudited)

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited) Restated	Restated

Assets
Current Assets:
Cash	$826,786	$62,101
Accounts receivable, net	107,630	8,389
Accounts receivable – related party	2,356,829	1,947,131
Advance to Supplier	799,255	195,575
Deferred Offering Costs	127,494	127,494
Due from related party	113,124	112,000
Loan Receivables	394,851	230,464
Inventory, net	516,670	497,003
Investment to Guangyuan Shuxin New Energy Co.	234,916	-
Other Assets	3,204,513	-
Total Current Assets	8,682,068	3,180,157

Property and Equipment - Net	14,502	2,913
Goodwill	747,976	747,976
LWL Intangibles	1,468,709	1,468,709
Investment Heze Hongyuan Natural Gas co.	760,649	741,700
Investment to Shuya	536,668	485,889
Investment to Guangyuan Shuxin New Energy Co.	-	229,064
Contract assets	662,891	619,779
Advance to Supplier - prepayment	-	548,000
License	354,322	354,322
Patents	74,003	82,910
Right of use asset - long term	350,693	166,727
Deposits	51,641	56,125
Total Non Current assets	5,022,054	5,504,114

Total Assets	$13,704,122	$8,684,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,692,046	$1,509,782
Accounts payable – related party	702,467	-
Accrued Expenses	449,480	465,199
Customer Deposits	339,220	172,061
Warranty Liability	100,000	100,000
Warrant Liability	78,526	78,148
Deferred Revenue	33,000	33,000
Derivative Liability	825,307	-
Facility Lease Liability - current	137,844	130,483
Line of Credit	602,306	662,804
Convertible Notes Payable	2,399,466	3,094,577
Notes payables	335,979	403,943
Related Party Notes Payable	26,602	8,250
Total Current Liabilities	7,722,243	6,658,247
Long-Term Debt:
Facility Lease Liability - long term	210,947	38,125
Accrued Dividend	-	90,754
Total Long-Term Debt	210,947	128,879

Total Liabilities	7,933,190	6,787,126

Stockholders’ Equity
Common stock, $.001 par value; 133,333,333 shares authorized; 4,663,553 and 3,022,103 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 1)	4,664	3,022
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and 756,139 outstanding as of December 31, 2024	-	756
Additional paid-in capital	38,159,348	30,631,493
Accumulated Other Comprehensible Income	(205,493)	(257,396)
Accumulated deficit	(32,187,587)	(28,480,730)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	5,770,932	1,897,145

Non-controlling interest	-	-
Total Stockholders’ Equity	5,770,932	1,897,145
Total Liabilities and Stockholders’ Equity	$13,704,122	$8,684,271

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2025	2024	2025	2024
	(Unaudited) Restated	(Unaudited) Restated	(Unaudited) Restated	(Unaudited) Restated

Sales	$695,453	$3,504	$1,042,071	$1,366,927
Sales -related party	78,101	231,679	409,698	577,406
Total revenue	773,554	235,183	1,451,769	1,944,333

Cost of Goods Sold	590,449	22,642	633,129	1,302,758
Gross Profit	183,105	212,541	818,640	641,575

General and Administrative
General and Administrative expense	212,896	170,073	569,484	655,832
Salaries	456,532	514,473	1,329,800	1,481,316
Travel	47,575	54,740	127,312	135,964
Professional Fees legal & accounting	740,390	130,725	1,073,709	484,990
Facility lease and Maintenance	57,545	79,915	190,944	230,798
Consulting engineering	-	18,994	896	195,640
Depreciation and Amortization	2,969	2,969	8,907	8,907
Total Expenses	1,517,907	971,889	3,301,052	3,193,447
Net Loss from Operations	(1,334,802)	(759,348)	(2,482,412)	(2,551,872)

Other Income	65,150	-	88,159	(2,312)
Change in derivative liability	811,917	-	924,589	-
Change in FV of warrant liability	(14,270)	-	(378)	-
Investment income (loss) from Shuya	(2,392)	25,304	116,749	57,294
Loss from deconsolidation of Shuya	-	(86,207)	-	(151,777)
Interest income from Florya	14,694	13,434	43,112	39,415
Interest and Financing fees	(1,536,977)	(479,140)	(2,402,711)	(902,002)
Net Loss before income taxes	(1,996,680)	(1,285,957)	(3,712,892)	(3,511,254)
Income Tax Expense	-	-	(49)	-
Net loss	(1,996,680)	(1,285,957)	(3,712,941)	(3,511,254)

Accumulative other comprehensive income
Foreign Currency Translation (Loss)	39,662	82,078	78,085	22,674
Total Comprehensible Loss	$(1,957,018)	$(1,203,879)	$(3,634,856)	$(3,488,580)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	4,489,412	2,972,063	3,778,147	2,840,873

Net Loss per common share basic and diluted	$(0.44)	$(0.41)	$(0.96)	$(1.23)

*	Reflected the 1-for-15 reverse split effective on October 6, 2025

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

for the three and nine months ended September 30, 2025 (Restated) and 2024 (Restated) (Unaudited)

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2023	2,610,164	$2,610	2,199,387	$2,199	$-	$28,288,163	$(196,827)	$(23,887,685)	$757,216	$4,965,676
Shares issued for stock compensation	1,000	1	-	-	-	9,449	-	-	-	9,450
Shares issued for debt inducement	333	3	-	-	-	45,494	-	-	-	45,497
Shares issued for subscription	133,333	134	-	-	-	899,867	-	-	-	900,001
Shares issued for series E preferred conversion	88,899	89	(565,178)	(565)	-	476	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(44,050)	-	-	(44,050)
Deconsolidation of Shuya	-	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(70,024)	-	(70,024)
Subscription receivable	-	-	-	-	-	(118,470)	-	-	-	(118,470)
Net Loss	-	-	-	-	-	-	-	(1,406,555)	-	(1,406,555)
March 31, 2024	2,833,729	$2,837	1,634,209	$1,634	$-	$29,124,979	$(240,877)	$(25,364,264)	$-	$3,524,308
Shares issued for stock compensation	2,667	3	-	-	-	52,797	-	-	-	52,800
Shares issued for debt inducement	-	-	-	-	-	-	-	-	-	-
Shares issued for subscription	80,222	80	-	-	-	1,082,920	-	-	-	1,083,000
Shares issued for series E preferred conversion	52,140	52	(756,435)	(756)	-	704	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	-	(15,354)	-	-	(15,354)
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(5,631)	-	(5,631)
Net Loss	-	-	-	-	-	-	-	(818,742)	-	(818,742)
June 30, 2024	2,968,758	$2,972	877,774	$878	$-	$30,261,400	$(256,231)	$(26,188,637)	$-	$3,820,381
Shares issued for debt inducement	1,000	1	-	-	-	17,549	-	-	-	17,550
Accumulated Comprehensive	-	-	-	-	-	-	82,078	-	-	82,078
Accrued Series E preferred dividend	-	-	-	-	-	-	-	(33,187)	-	(33,187)
Subscription receivable	-	-	-	-	-	118,470	-	-	-	118,470
Net Loss	-	-	-	-	-	-	-	(1,285,957)	-	(1,285,957)
September 30, 2024	2,969,758	$2,973	877,774	$878	$-	$30,397,419	$(174,153)	$(27,507,781)	$-	$2,719,335

	Common Stock .001 Par		Preferred Stock		Common Stock to be issued	Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stock holders’ Equity
Description	Shares	Amount	Shares	Amount	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2024	3,022,103	$3,022	756,139	$756	$-	$30,631,493	$(257,396)	$(28,480,730)	$-	$1,897,145
Shares issued for stock compensation	1,667	2	-	-	-	11,998	-	-	-	12,000
Shares issued for debt inducement	3,740	4	-	-	-	28,047	-	-	-	28,051
Shares issued for series E preferred conversion	137,720	138	(756,139)	(756)	-	618	-	-	-	-
Value of the warrants issued for Mast Hill	-	-	-	-	-	303,747	-	-	-	303,747
Accumulated Comprehensive	-	-	-	-	-	-	12,241	-	-	12,241
Accrued Series E Preferred dividend	-	-	-	-	-	53,090	-	(10,374)	-	42,716
Net Loss	-	-	-	-	-	-	-	(660,058)	-	(660,058)
March 31, 2025	3,165,230	$3,166	-	$-	$-	$31,028,993	$(245,155)	$(29,151,162)	$-	$1,635,842
Shares issued for stock compensation	4,195	4	-	-	-	(4)	-	-	-	-
Shares issued for debt conversion	314,693	315	-	-	-	1,402,288	-	-	-	1,402,603
Shares issued for debt inducement	12,000	12	-	-	-	48,063	-	-	-	48,075
Shares issued for subscription	715,447	715	-	-	-	4,399,285	-	-	-	4,400,000
Accumulated Comprehensive	-	-	-	-	-	-	26,182	-	-	26,182
Net Loss	-	-	-	-	-	-	-	(1,039,745)	-	(1,039,745)
June 30, 2025	4,211,565	$4,212	-	$-	$-	$36,878,625	$(218,973)	$(30,190,907)	$-	$6,472,957
Shares issued for debt conversion	418,514	419	-	-	-	1,227,619	-	-	-	1,228,038
Shares issued for debt inducement	18,333	18	-	-	-	65,332	-	-	-	65,350
Shares issued for series E preferred conversion	15,141	15	-	-	-	48,023	-	-	-	48,038
Value of the warrants issued for Mast Hill	-	-	-	-	-	(60,251)	-	-	-	(60,251)
Accumulated Comprehensive	-	-	-	-	-	-	13,480	-	-	13,480
Net Loss	-	-	-	-	-	-	-	(1,996,680)	-	(1,996,680)
September 30, 2025	4,663,553	$4,664	-	$-	$-	$38,159,348	$(205,493)	$(32,187,587)	$-	$5,770,932

Reflected the 1-for-15 reverse split effective on October 6, 2026.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30,

	2025	2024
	(Unaudited) Restated	(Unaudited) Restated
Cash Flows from Operating Activities:
Net Loss	(3,712,941)	(3,511,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,250	10,043
Stock compensation expense	141,887	62,250
Loss on deconsolidation of Shuya	-	145,677
Amortization of debt discount	1,398,686	133,053
Change in fair value of derivative liabilities	(924,589)	-
Change in FV of warrant liability	378	-
Attributable income per equity method - Shuya	(38,089)	(57,980)
Reversal of inventory impairment reserve	(357,639)	-
(Increase) decrease in right of use asset	(183,179)	37,591
(Increase) decrease in lease liability	179,551	(35,289)
(Increase) decrease in accounts receivable	(99,241)	(9,228)
(Increase) decrease in accounts receivable – related party	(409,698)	(548,106)
(Increase)/ decrease in Tax receivable	-	(43,639)
(Increase) decrease in prepaid expenses	(36,162)	491,500
(Increase) decrease in contract asset	(43,112)	(39,415)
(Increase) decrease in other assets	(2,967,071)	111,952
(Increase) decrease in inventory	337,975	(231,760)
(Decrease) increase in accounts payable	181,685	540,614
(Decrease) increase in accrued interest	266,967	133,756
Other (Decrease) increase in accrued expenses	(53,525)	145,116
Other (Decrease) increase in customer deposits	176,642	(123,489)
Net Cash Used In Operating Activities	(6,131,225)	(2,788,608)

Cash Flows from Investing Activities
Purchase of fixed assets	(12,624)	-
Loan receivables	-	83,340
Cash Flows Provided By (Used In) Investing Activities	(12,624)	83,340

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	3,867,950	1,425,520
Borrowing from related party	691,392	-
Other receivable	(156,243)	-
Loan to Rongjun	-	(104,227)
Payments on notes payable and line of credit	(1,816,190)	(644,257)
Stock issued for cash	4,399,999	1,983,000
Cash Flows Provided By Financing Activities	6,986,908	2,660,036

Foreign Currency Transaction	(78,374)	(244)

Net (Decrease) Increase in Cash and Cash Equivalents	764,685	(45,476)
Cash and Cash Equivalents at Beginning of Period	62,101	89,625
Cash and Cash Equivalents at End of Period	826,786	44,149
	0
Supplemental Cashflow Information:
Interest Paid	$171,929	$99,214

Supplemental Non-Cash Disclosure
Discount on new notes	$683,311	$-
Shares issued for preferred conversions	$-	$2,115
Dividend accrued	$42,751	$108,842
Shares issued for accrued dividend	$48,038	$-
Shares issued for note conversion	$2,658,691	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the Nine months ended September 30, 2025 (Restated), reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2024 report (Restated). The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2025 (Restated) are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,770,932 and a working capital of $959,825 as of September 30, 2025 (Restated). The company also had an accumulated deficit of $32,187,587 as of September 30, 2025 (Restated). In addition, the Company has continued negative cash flows used in operating activities of 6,131,225. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable accounts receivable of nil and nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of September 30, 2025 (Restated), and December 31, 2024 (Restated), we had a reserve for potentially un-collectable long-term financing receivables of $217,584 and $217,584.

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

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2025 (Restated), and December 31, 2024 (Restated), we had outstanding customer deposits of $339,220 and $172,061 respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2025, we had outstanding common shares of 4,663,553. Basic Weighted average common shares and equivalents for the nine months ended September 30, 2025, and September 30, 2024 were 3,778,147 and 2,840,873 respectively. As of September 30, 2025, we had convertible notes, convertible into approximately 559,851 of additional common shares and outstanding warrants of 148,550 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the nine months ended September 30, 2025, and September 30, 2024 as they were considered anti-dilutive.

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

Selected Financial Data:

	For the nine months ended September 30,
	2025 (Restated)	2024 (Restated)
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	455,975	158,829
NG Trading	586,095	1,185,178
Waste to Energy	409,699	590,985
Total Sales	$1,451,769	$1,944,333

Segment income and reconciliation before tax
Manufacturing and Engineering	$-	$7,806
Heat Recovery Solutions	399,034	83,822
LNG Trading	12,341	-
Waste to Energy	407,265	549,947
Total Segment income	818,640	641,575
Less: operating expense	3,301,052	3,193,447
Less: other income and expenses	1,230,480	959,382
Net (loss) before income tax	$(3,712,892)	$(3,511,254)

	September 30, 2025 (Restated)	December 31, 2024 (Restated)
Total Assets
Manufacturing and Engineering	$6,215,596	$2,568,869
Heat Recovery Solutions	2,215,999	2,041,013
Waste to Energy	2,060,008	1,648,324
NG Trading	3,212,519	2,426,065
Total Assets	$13,704,122	$8,684,271

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the nine months ended September 30,
	2025 (Restated)	2024
United States	$865,674	$752,068
China	586,095	1,185,178
Other international	-	7,087
Total Sales	$1,451,769	$1,944,333

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

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2025 (Restated)	December 31, 2024 (Restated)
Accounts Receivable	$107,630	$8,389
Accounts Receivable Related Party	2,356,829	1,947,131
Less reserve for uncollectable accounts	-	-
Total	$2,464,459	$1,955,520

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	September 30, 2025 (Restated)	December 31, 2024 (Restated)
Long-term financing receivables	$217,584	$217,584
Less Reserve for uncollectable accounts	(217,584)	(217,584)
Long-term financing receivables - net	$-	$-

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

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES, NET

Inventories by major classification were comprised of the following at:

	September 30, 2025 (Restated)	December 31, 2024
Inventory	$1,093,374	$1,431,347
Less reserve	(576,704)	(934,344)
Total	$516,670	$497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	September 30, 2025	December 31, 2024
Property and Equipment	$138,106	$1,434,743
Accumulated Depreciation	(123,604)	(1,431,830)
Net Fixed Assets	$14,502	$2,913

Our Depreciation Expense for the nine months ended September 30, 2025, and 2024 was $8,907 and $8,907 respectively

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2025	December 31, 2024
Goodwill	$747,976	$747,976
LWL Intangibles	1,468,709	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(116,786)	(107,879)
Net Intangible Assets	$2,645,010	$2,653,917

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

NOTE 8 – ACCRUED EXPENSES

	September 30, 2025	December 31, 2024
Accrued Wages	$78,254	$78,254
Sales tax payable	14,879	15,014
Accrued Taxes and other	356,347	371,931
Total accrued expenses	$449,480	$465,199

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

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of September 30, 2025, the fair value of the warrant liability was remeasured to $78,526. The Company recognized a loss from the change in fair value of warrant liability of $378 for the nine months ended September 30, 2025, respectively.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Fair value-beginning of period	$78,148	$-
Change in fair value	378	-
Fair value-end of period	$78,526	$-

NOTE 10 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of September 30, 2025, the outstanding balance was $602,306 compared to $662,804 at December 31, 2024.

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

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of September 30, 2025, the balance on the loans was approximately $0 and $0, respective.

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, approximately $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 30, 2025, the balance on the loans was approximately $0 and $0, respectively.

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

On June 30, 2025, the Company borrowed approximately $127,000, from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, approximately $190,373 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of May 28, 2026, the balance on the loans was $0.

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

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $15.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of September 30, 2025, was $0.

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

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 54,594 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $37.50, subject to adjustment as provided in the warrants. The balance of the note as of September 30, 2025, was $702,581 with accrued interest of $3,914, net with unamortized OID of $47,770 and unamortized discount from initial recognition of derivative liability of $241,823.

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

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 20,667 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.5 share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $37.50, subject to adjustment as provided in the warrants. The balance of the note as of September 30, 2025, was $620,000 with accrued interest of $36,521, net with unamortized OID of $25,833 and unamortized discount from initial recognition of derivative liability of $98,677.

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

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 3,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $436,654 with accrued interest of $20,369, net with unamortized OID of $17,250 and unamortized discount from initial recognition of derivative liability of $63,596.

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

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 100,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of September 30, 2025, was $206,745 with accrued interest of $4,581, net with unamortized OID of $34,027 and unamortized discount from initial recognition of derivative liability of $148,116. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $169,475. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $3.19, the closing stock price of the Company’s common stock on the date of valuation of $3.62, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 3.93%, and an expected term of one year.

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

The following is the change in derivative liability for the nine Months ended September 30, 2025:

Balance, January 1, 2025	$-

Issuance of new derivative liability	1,749,895
Conversions	-
Change in fair market value of derivative liability	(924,588)

Balance, September 30, 2025	$825,307

Total due to Convertible Notes

	September 30, 2025	December 31, 2024
Total convertible notes	$2,848,324	2,649,197
Accrued interest	118,920	492,401
Debt discount	(567,778)	(93,725)
Amortization of debt discount	-	46,704
Total	$2,399,466	3,094,577

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of September 30, 2025	As of December 31, 2024
Right-of-used assets	$350,693	$166,727
Lease liabilities – current	137,844	130,483
Lease liabilities – non-current	210,947	38,125
Total lease liabilities	$348,791	$168,608

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Nine Months Ended September 30, 2025
Weighted average remaining lease term (years)	2.46
Weighted average discount rate	4.5%–10.0%

The following is a schedule, by year of lease payment for above nine leases as of September 30, 2025:

For the 12 months ending	Lease Payment

September 30, 2026	$234,148
September 30, 2027	131,358
September 30,2028	90,793
Total undiscounted cash flows	456,299
Imputed Interest	107,508
Present value of lease liabilities	$348,791

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

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of September 30, 2025 there were 4,663,553 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Warrants

A summary of warrant activity for the periods is as follows:

On May 6, 2022, we issued 15,625 warrant shares in connection with the issuance of the promissory note in the principal amount of $750,000.00 to Mast Hill Fund at the exercise price per share of 324.00. However, that if the Company consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the Issuance Date, then the Exercise Price shall equal 120% of the offering price per share of Common Stock. On December 28, 2022, Mast Hill exercised the warrant in full on a cashless basis to purchase 100,446 shares of Common Stock.

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

On March 15, 2024, we issued 133,333 warrant shares in connection with the issuance of subscription agreement in the amount of $900,000 at the warrant exercise price of per share of $15.00.

On June 18, 2024, we issued 80,222 warrant shares in connection with the issuance of subscription agreement in the amount of $1,083,000 at the warrant exercise price of per share of $24.00.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2024	253,512	$25.34	0.58	$-
Expired:
Mar 15,2024 – Subscription agreement	133,333	$15.00	-	-
Jun 18, 2024 – Subscription agreement	80,222	$24.00	-
Addtions:
Jan 16, 2025 – Mast Hill	54,594	$37.50	4.30	-
Feb 28, 2025 – Mast Hill	20,667	$37.50	4.41	-
Excerciswed	-	-	-
Outstanding September 30, 2025	115,218	$46.18	3.29	-

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

Note 14 - WARRANTY LIABILITY

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

NOTE 17 – RESTATEMENT

During the preparation of this quarterly report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Balance Sheet as of September 30, 2025. The Company has restated the impacted financial statements for the period, and presented the effects of the restatement adjustments to the financial statements below.

For the three months ended September 30, 2025, the restatement resulted in an increase of $14,694 in accrued interest income associated with long-term financing receivables, a revaluation of fair value of warrant attached with credit line entered in December 2024 of $14,270 decrease with corresponding in warrant liability, an decrease of $41,894 in debt discount with corresponding decrease of $18,357 in interest expense and decrease in additional paid-in capital of $60,251 to adjust the fair value of warrant. For the three months ended September 30, 2024, the restatement resulted in an increase of $13,434 in accrued interest income associated with long-term financing receivables.

For the nine months ended September 30, 2025, the restatement resulted in a decrease of $350,000 in accounts receivable with a corresponding reduction in sales revenue, a reduction in cost of sales of $33,325 with a corresponding increase in inventory, an increase of $43,112 in accrued interest income associated with long-term financing receivables, a revaluation of fair value of warrant attached with credit line entered in December 2024 of $378 with corresponding increase in warrant liability, and a decrease in debt discount of $8,902 with corresponding increase interest expense of $3,518 and a decrease in additional paid-in capital of $5,384 to adjust the fair value of warrant. For the nine months ended September 30, 2024, the restatement resulted in an increase of $39,415 in accrued interest income associated with long-term financing receivables.

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at September 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable - net	$580,308	$107,630	$(472,678)
Deferred offering costs	22,750	127,494	104,744
Inventory, net	483,345	516,670	33,325
Long-term financing receivables - net	1,423,055	-	(1,423,055)
Contract assets	-	662,891	662,891

Total Assets	14,798,895	13,704,122	(1,094,773)

Customer Deposits	197,220	339,220	142,000
Warrant Liability	-	78,526	78,526
Convertible Notes Payable	2,390,564	2,399,466	8,902

Total Liabilities	7,703,762	7,933,190	229,428

Additional paid-in capital	38,131,960	38,159,348	(9,242)
Accumulated deficit	(30,922,858)	(32,187,587)	(1,314,959)

Total Stockholders’ Equity	7,095,133	5,770,932	(1,324,201)

Total Liabilities and Stockholders’ Equity	$14,798,895	$13,704,122	$(1,094,773)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended September 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Change in FV of warrant liability	$-	$(14,270)	$(14,270)
Interest Income	-	14,694	14,694
Interest and Financing fees	(1,555,334)	(1,536,977)	18,357

Net Loss before income taxes	(2,102,321)	(1,996,680)	105,641

Net loss attributable to Clean Energy Technologies, Inc.	(2,102,321)	(1,996,680)	105,641
Total Comprehensible Loss	$(2,062,659)	$(1,957,018)	$105,641

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Sales	$1,392,071	$1,042,071	$(350,000)
Cost of Goods Sold	666,454	633,129	(33,325)
Net Loss from Operation	(2,165,737)	(2,482,412)	(316,675)

Change in FV of warrant liability	-	(378)	(378)
Interest Income	-	43,112	43,112
Interest and Financing fees	(2,399,193)	(2,402,711)	(3,518)

Net Loss before income taxes	(3,522,293)	(3,712,892)	(190,599)

Net loss attributable to Clean Energy Technologies, Inc.	(3,522,342)	(3,712,941)	(190,599)
Total Comprehensible Loss	$(3,444,257)	$(3,634,856)	$(190,599)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the three months ended September 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$13,434	$13,434

Net Loss before income taxes	(1,299,391)	(1,285,957)	13,434

Net loss attributable to Clean Energy Technologies, Inc.	(1,299,391)	(1,285,957)	13,434
Total Comprehensible Loss	$(1,217,313)	$(1,203,879)	$13,434

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Interest Income	$-	$39,415	$39,415

Net Loss before income taxes	(3,550,669)	(3,511,254)	39,415

Net loss attributable to Clean Energy Technologies, Inc.	(3,550,669)	(3,511,254)	39,415
Total Comprehensible Loss	$(3,527,995)	$(3,488,580)	$39,415

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the nine months ended September 30, 2025:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(3,522,342)	$(3,712,941)	$(190,599)
Amortization of debt discount	1,395,168	1,398,686	3,518
Change in FV of warrant liability	-	378	378
(Increase) decrease in accounts receivable	(449,241)	(99,241)	350,000
(Increase) decrease in contract asset	-	(43,112)	(43,112)
(Increase) decrease in inventory	371,300	337,975	33,325

Net Cash Used In Operating Activities	$(6,218,085)	$(6,131,225)	$86,860

The following table presents the effects of the restatement to the accompanying consolidated statement of cash flows for the nine months ended September 30, 2024:

	As Previously Reported	Restated	Net Adjustment

Net Income / (Loss)	$(3,550,669)	$(3,511,254)	$39,415
(Increase) decrease in contract asset	-	(39,415)	(39,415)

Net Cash Used In Operating Activities	$(2,788,608)	$(2,788,608)	$-

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

On May 12, 2026, and May 27, 2026, the Company borrowed approximately $104,000, and $260,000, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $389,740 and $155,896, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was $389,740 and $155,896, respectively.

Convertible Notes

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

Summary of Operating Results the Nine months Ended September 30, 2025 (Restated) Compared to the same period in 2024 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,770,932 and a working capital of $959,825 as of September 30, 2025, The company also had an accumulated deficit of $32,187,587 as of September 30, 2025 and used 6,114,767 in net cash from operating activities for the nine months ended September 30, 2025. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the nine months ended September 30, 2025, our total revenue was $1,451,769, compared to $1,944,333 for the same period in 2024. The decrease was primarily due to minimal contributions (less than 3%) from our Vermont Renewable Gas project, as the project is currently undergoing review for a Certificate of Public Good with the Public Utility Commission. We currently have an estimated $10 million backlog associated with this project.

For the nine months ended September 30, 2025, our gross profit was $818,640, compared to $641,575 for the same period in 2024. The increase in gross profit and margin was primarily due to the sale of higher-margin refurbished systems, which contributed more favorably to overall profitability compared to prior periods.

For the nine months ended September 30, 2025, our operating expenses were $3,301,052, compared to $3,193,447 for the same period in 2024. The increase in expenses was primarily due to costs associated with a consulting agreement related to a potential acquisition, partially offset by lower reduction in general and administrative costs.

For the nine months ended September 30, 2025, we recorded a net loss of $3,712,892, compared to $3,511,254 for the same period in 2024. The net loss remained relatively steady year-over-year, reflecting reduced salary expenses, lower general, legal and accounting costs, and improved margins from our U.S.-based business activities.

For the quarter ended September 30, 2025, stockholders’ equity increased to $5,770,932, compared to $1,897,145 as of December 31, 2024, primarily due to higher increase from investments.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results of the Nine Months Ended September 30, 2025 (Restated), Compared to the Nine Months Ended September 30, 2024 (Restated)

Net Sales

For the nine months ended September 30, 2025, our total revenue was $1,451,769 compared to 1,944,333 for the same period in 2024. The lower revenue was contributed to primarily due to minimal contributions from our China natural gas business.

Segment breakdown

For the nine months ended September 30, 2025 (Restated), our revenue from the Heat Recovery Solutions (HRS) segment was $455,975, compared to $158,829 for the same period in 2024. The increase was primarily driven by higher product sales and ongoing progress in our HRS pipeline. We continue to work diligently on completing engineering and design efforts, which will enable us to execute contractual agreements and close additional opportunities.

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

Gross Profit

For the nine months ended September 30, 2025 (Restated), our gross profit totaled $818,640, representing an increase from $641,575 for the same period in 2024. The improvement in gross profit and margin was primarily driven by the sale of higher-margin refurbished systems and greater contributions from CETY’s non-natural gas business in China, where our operations and technologies generate substantially higher margins compared to our NG segment.

Segment breakdown

For the nine months ended September 30, 2025, our gross profit from Engineering and Manufacturing amounted to nil, compared to $7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the nine months ended September 30, 2025 (Restated), our gross profit from the Heat Recovery Solutions (HRS) segment was $399,034, compared to $83,822 for the same period in 2024. This significant increase in gross profit was primarily driven by higher revenues, including the sale of refurbished, higher-margin systems, as well as equipment and engineering service sales.

For the nine months ended September 30, 2025, our gross profit from the CETY Renewables segment was $407,265, compared to $549,947 for the same period in 2024. The Company’s operations have remained steady as we progress through the Certificate of Public Good (CPG) process and approach the final stages of permitting.

For the nine months ended September 30, 2025, our gross profit from our wholly owned subsidiary, JHJ, was $12,341, down from nil for the same period in 2024. This decrease was primarily due to minimal business activity in China, which was partly a result of our strategic decision to reduce focus on lower-margin businesses in the region.

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

Change in Derivative Liability

For the nine months ended September 30, 2025 and 2024, we recorded derivative liabilities of $924,589 and $0, respectively. The increase in derivative liability was primarily due to the issuance of new convertible instruments and mark-to-market adjustments resulting from changes in our stock price and volatility. These fair value remeasurements are required each reporting period in accordance with ASC 815.

Change in FV of warrant liability

For the nine months ended September 30, 2025 and 2024, we had $378 and nil loss on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Interest Income

For the nine months ended September 30, 2025 (Restated), interest income from Florya associated with long-term financing receivable totaled $43,112 compared to $39,415 for the same period in 2024 (Restated).

Interest and Finance Fees

For the nine months ended September 30, 2025 (Restated), interest and finance fees totaled $2,402,711, compared to $902,002 for the same period in 2024. The increase was primarily due to two larger interim financings obtained to bridge the Company through the finalization of funding for the Vermont Renewable Gas Project, address approximately $1.7 million in accounts receivable, and support the completion of the S-3 registration, as well as certain applied default amounts.

Net Loss

For the nine months ended September 30, 2025 (Restated), our net loss was $3,712,941, compared to a net loss of $3,511,254 for the same period in 2024 (Restated). The results remained relatively steady year-over-year, primarily reflecting higher-margin revenue from the Heat Recovery Solutions (HRS) segment—driven by equipment and refurbished system sales—as well as stable contributions from CETY Renewables supporting the Vermont Renewable Gas Project. Additionally, reduced activity in the lower-margin China natural gas business contributed to maintaining a stable overall financial performance.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30,

(unaudited)

	2025	2024
Net cash (used in) operating activities	$(6,131,225)	$(2,788,608)
Net cash provided by investing activities	(12,624)	83,340
Net cash provided by financing activities	6,986,908	2,660,036
Foreign Currency Transaction	(78,374)	(244)
Net increase in cash and cash equivalents	$764,685	$(45,476)

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

Also from time to time we require upfront deposits from our customers based on the contract. As of September 30, 2025 (Restated), and December 31, 2024 (Restated), we had outstanding customer deposits of $339,220 and $172,061 respectively.

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

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

