Form 10-K
period 2025-12-31
Clean Energy Technologies, Inc.
filed 2026-06-05
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, was $9,209,821, based upon 2,454,120 shares held by non-affiliates and a closing price of $3.7528 per share on that date.

The number of shares of common stock outstanding on June 4, 2026, was 12,166,106 shares.

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

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Disclosures Relating to Our Chinese Operations

Clean Energy Technologies, Inc. is a Nevada corporation with operations in North America, Europe and Asia, including the People’s Republic of China (the “PRC” or “China”). Our PRC subsidiaries and Shuya, an entity in which we previously held a 49% equity interest, conduct natural gas trading activities in China to source and supply natural gas to industrial customers and municipalities located in China.

Throughout this Annual Report, unless the context otherwise requires: (i) the “Company,” “we,” “us,” and “our” refer to Clean Energy Technologies, Inc. together with its consolidated subsidiaries; (ii) the “PRC Subsidiaries” refer to our wholly-owned subsidiaries located in the PRC, including Hong Kong, which include Clean Energy Technologies (H.K.) Limited, Meishan Clean Energy Technologies, Inc., Hainan Clean Energy Technologies, Inc., Element Capital International Limited (H.K.), Sichuan Hunya Jieneng New Energy Co., Ltd., and Jiangsu Huanya Jieneng New Energy Co., Ltd.; and (iii) “Shuya” refers to Sichuan Hongzuo Shuya Energy Limited, in which we previously indirectly held a 49% equity interest, and which interest was disposed as of December of 2025.

Because a portion of our operations are conducted in China, we are subject to certain legal and operational risks associated with doing business in the PRC. The PRC legal system is based in part on written statutes and regulations, and the interpretation and enforcement of these laws and regulations may involve uncertainties. Rules and regulations in China may change quickly with limited advance notice, and administrative authorities and courts in China may exercise discretion in interpreting and implementing statutory provisions and contractual arrangements. As a result, it may be difficult to evaluate the outcome of administrative or court proceedings or the level of legal protection available to us.

The PRC government also exercises oversight over business operations conducted within China and may intervene in or influence the operations of companies operating in China as it deems appropriate to further regulatory, political, or societal objectives. Such actions could affect our operations in China and could materially and adversely affect our business, financial condition, and results of operations.

In recent years, PRC regulatory authorities have issued statements and implemented regulatory measures related to areas such as cybersecurity, data protection, anti-monopoly enforcement, and overseas securities offerings. Based on our current business operations, we do not believe that our PRC subsidiaries or Shuya are subject to cybersecurity review requirements applicable to online platform operators or data processors handling significant volumes of personal information. However, because the regulatory environment in China continues to evolve, we cannot assure investors that new laws, regulations, or interpretations will not be adopted in the future that could affect our operations or our ability to conduct business or raise capital.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) issued the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which became effective on March 31, 2023. The Trial Measures establish a filing-based regulatory regime for overseas offerings and listings by PRC domestic companies. Under the Trial Measures, companies that are determined to be PRC domestic enterprises conducting overseas securities offerings may be required to complete filing procedures with the CSRC. Based on our current corporate structure and operations, we do not believe that we are currently required to complete such filings. However, if PRC authorities determine that our future securities offerings are subject to the Trial Measures or other regulatory approvals, we may be required to complete such procedures, and there can be no assurance that we would be able to do so in a timely manner or at all. Any such requirement could affect our ability to raise capital in the future.

We are also subject to risks associated with the Holding Foreign Companies Accountable Act (“HFCAA”). The HFCAA is a US law that provides that if the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely the registered public accounting firm that audits a company’s financial statements for two consecutive years, the securities of such company may be prohibited from trading on U.S. securities exchanges. Our current independent registered public accounting firm, TAAD LLP, is headquartered in the United States and is subject to inspection by the PCAOB. However, if the PCAOB were to determine in the future that it is unable to inspect or investigate our auditor completely, or if regulatory developments were to limit the ability of our auditor to provide audit documentation related to our operations in China, trading in our securities could be prohibited under the HFCAA and our securities could be delisted from U.S. exchanges.

Cash may be transferred within our organization in the following ways: (i) Clean Energy Technologies, Inc. may transfer funds to our PRC Subsidiaries through capital contributions or loans, either directly or through intermediate holding companies; and (ii) our PRC subsidiaries may distribute dividends or other distributions to Clean Energy Technologies, Inc. through intermediate holding companies.

Our ability to transfer cash from PRC entities to entities outside of the PRC is subject to certain restrictions under PRC laws and regulations. Under current PRC regulations, wholly foreign-owned enterprises may pay dividends to their offshore parent companies only from accumulated profits determined in accordance with PRC accounting standards and regulations. In addition, a significant portion of the revenues of our PRC subsidiaries and Shuya are denominated in Renminbi (“RMB”), and foreign exchange controls may limit their ability to convert RMB into foreign currencies and remit such funds outside of China.

As of the date of this Annual Report, (i) we have transferred an aggregate of $2,671,700 to our PRC Subsidiaries, and (ii) Jiangsu Huanya Jieneng New Energy Co., Ltd., our wholly owned subsidiary in the PRC, had contributed an aggregate of $730,932 to Shuya as capital contributions for its formation, The Company disposed of its equity interest in Shuya in December 2025. No other material cash transfers or transfers of other assets have occurred between Clean Energy Technologies, Inc., our PRC Subsidiaries, and Shuya. As of the date of this Annual Report, none of our PRC Subsidiaries or Shuya had declared or paid any dividends or other distributions to the Company, and we do not anticipate such distributions in the near term.

Investors should carefully consider the risks associated with our operations in China described in “Risk Factors – Risks Related to Doing Business in China.”

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

Our principal businesses

Waste Heat Recovery Solutions – we recycle wasted heat produced in manufacturing, waste to energy and power generation facilities using our patented Clean CycleTM generator to create electricity which can be stored or sold to the grid.

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

CETY HK

Clean Energy Technologies (H.K.) Limited (“CETY HK”) currently consists of two business verticals in mainland China:

(i) Natural Gas (“NG”) Trading Operations – CETY HK sources and supplies natural gas to industrial customers and municipalities through its PRC subsidiaries. The NG is primarily used for heavy-duty truck refueling stations as well as urban and industrial applications. CETY HK procures NG in bulk from wholesale suppliers at fixed, prepaid prices, typically at a discount to prevailing market rates, and sells to customers at daily spot prices over the contract term.

(ii) Planned Joint Venture with Shenzhen Gas – CETY HK has entered into a framework agreement with Shenzhen Gas (Hong Kong) International Co. Ltd. (“Shenzhen Gas”) to establish a joint venture focused on the acquisition of natural gas pipeline operator assets, primarily located in southwestern China. The joint venture is expected to acquire such assets with financing support from Shenzhen Gas, with the long-term objective of aggregating and ultimately transferring these assets to Shenzhen Gas.

Under the framework agreement, CETY HK is expected to contribute approximately $8 million to the joint venture, subject to future financing rounds and the execution of definitive agreements.

To date, CETY HK has not commenced operations under the Shenzhen Gas joint venture due to macroeconomic conditions, including declining natural gas prices and reduced industrial demand. CETY HK intends to defer commencement of this initiative until market conditions improve.

CETY HK no longer conducts any operations through Shuya, following the disposition of the Company’s equity interest in Shuya in December 2025.

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

●	Leveraging our engineering, procurement and manufacturing experience to assist our customers with turnkey energy solutions leveraging advanced technologies.

We intend to implement this strategy as follows:

○	We have added a new ORC system manufactured by Exergy for Heat Recovery applications that will enable us to implement projects in the markets producing between 1 MW and 10 MW of electricity.

○	To support the growing energy demands of data centers, we have added power generation and Battery Energy Storage System (BESS) capabilities to provide immediate and reliable power.

○

Taking advantage of Inflation Reduction Act of 2022 federal investment tax credits and state incentives that now include waste heat recovery as a recognized clean energy source, making our Clean Cycle Generator and ORC systems more profitable to install. On August 2022, Congress passed the Inflation Reduction Act offering 30% Investment Tax Credit and technology neutral tax credits offering clean electricity production credit and investment credit. CETY’s products directly benefit from these tax credits.

○	Benefiting from lack of energy capacity from the grid and higher energy costs, which provide higher returns on our Power Generation, Waste Heat Recovery, and Waste to Energy products and projects.

○	Improving our balance sheet and capital position to permit us to invest in more products and projects.

○	We are establishing a reliable network of global and domestic supply chain partners to drive scalability and cost efficiency in our solutions.

○	Leveraging our existing marketing channels to sell HTAP Waste to Energy products to industrial companies and government agencies.

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

Segment Information

Our four segments for accounting purposes are:

Clean Energy HRS & CETY Europe – Our Waste Heat Recovery Solutions, converting thermal energy to zero emission electricity.

CETY Renewables Waste to Energy Solutions – Providing Waste to Energy technologies and solutions.

Engineering and Manufacturing Business – providing customers with comprehensive design, manufacturing, power generation, BESS, and project management solutions.

CETY HK – The parent company of our NG trading operations in China. Prior to the first quarter of 2022 the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

Our Clean Energy Solutions Business

Waste Heat Recovery Solutions

We provide our customers with power plants that capture wasted heat energy and produce electricity using a unique Organic Rankine Cycle (ORC) system containing our Clean CycleTM generator. Our magnetic bearing Integrated Power Modules is at the heart of our Clean CycleTM generator which can fit into a standard cargo container we call our Containerized System Module, producing 140KW per Clean CycleTM generator and can be linked together for projects generating up to 1MW of power.

Our recent agreement with Exergy now permits us to install midsized and large ORC systems (between 1 MW and 10 MW) in the United States, allowing us to offer a full range of ORC systems to our customers. We believe this new capacity will enable us to expand our product offerings into larger scale waste recovery products in the United States. Enertime is a leader in producing ORC systems in Europe.

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

We can link up to 10 Clean CycleTM Generators together which can generate up to 10 GWh of electricity per year from waste heat which we estimate would reduce up to 5000 metric tons of CO2 production per year in an industrial heat recovery system or the annual equivalent of the CO2 emissions of approximately 2000 cars per year.

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

We believe our Clean CycleTM generator is one of the most efficient turbine generator in its class and size available in the market for ORC systems generating up to 1 MW. We estimate that the Clean CycleTM generator has higher efficiency of approximately 15% more than our competitors and its magnetic design eliminates the use of oils and lubricants, significantly reducing downtime, repairs and operating costs. Our Integrated Power Module is compact and fits into a standard cargo container that can be delivered on a turnkey basis, resulting in lower installation and implementation costs than on-site assembly.

We believe these features and benefits give us an important competitive advantage when building heat recovery power plants for our customers and provide us with the opportunity to compete with and obtain market share from the dominant industrial waste heat to power systems.

Over 123 Clean CycleTM generators have been deployed to date with 88 units used in biomass and waste to energy projects, 4 with diesel electric generators, 3 with turbine electric generators, and 26 in industrial electric production applications. We expect to raise additional funds to expand our capacity to install 6-8 units per year, which should approximately double our sales on a year-to-year basis.

The patented technology used in the Clean CycleTM generator was purchased from General Electric International, together with over 100 installation sites, making us one of the leading providers of small-scale industrial waste heat to power systems. We have an exclusive license from Calnetix to use their magnetic turbine for heat waste recovery applications.

Our Integrated Power Module	Our Clean Cycle TM Generator

A complete ORC System with Integrated Power Module housed in a Containerized System Module (CSM)

Waste to Energy Solutions

We have added a new business line in our clean energy solutions segment consisting of Waste to Energy processing equipment, engineering services and Waste to Energy processing power plant joint ventures where we expect to retain an ownership interest in the project.

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

Waste to Energy Solutions can be used:

●	In any town, city or province with established waste management and collection.
●	Where there is a consistent supply of solid waste.
●	Places where treatment costs increase with shortages of space to store waste.
●	In areas with high energy prices to allow for cost of recovery from waste.

Waste to Energy Solutions have many benefits:

●	Electricity from Waste to Energy plants can be generated from small amounts up to 30 MW providing for a wide range of opportunities to sell it back to the grid.
●	The synthetic renewable fuel gas produced from waste can be used for various production of recyclable energy such as hot water, thermo-oil or steam, renewable natural gas or hydrogen.
●	Landfill waste is reduced and so is leachate and methane released from decomposing landfills.
●	Waste is a reliable source of energy and production is typically predictable and low cost whereas fossil fuel prices can fluctuate dramatically.

Traditional Incineration Methods Have Significant Downsides:

●	Air pollution can increase because scrubbing technologies are very expensive to install.
●

Many industrial, agricultural, and mixed municipal solid wastes have high moisture content at the source and direct incineration of such waste requires burning fossil fuel to maintain thermal conversion process.

●	Carbon that otherwise would be stored in landfill is released into the air.
●	Ash and flue gas cleaning residues from incineration can also cause poisonous leachate problems if not properly disposed of which disposal is costly and causes downstream environmental issues.
●	Generating electricity from incineration releases more CO2, SO2, NOx and mercury than natural gas.

(Source: https://www.energyforgrowth.org/memo/waste-to-energy-one-solution-for-two-problems/)

The most common form of waste to energy systems is based on incinerators which simply burn waste using air. The Thermal Treatment on Grate is the most widespread technology being used by large waste landfills to generate electricity and heat. These systems produce substantial amounts of ash, heavy metals and carbon dioxide which need to be treated and disposed of to minimize its impact on the environment. They also require substantial amounts of pre-treatments prior to burning.

The Thermal on Grate incineration process, while wide-spread, is too expensive and complex for smaller and mid-sized waste to energy projects creating, what we believe, is a significant market opportunity in small and mid-sized waste processing applications to create not only electricity but valuable renewable natural gas, biodiesel oil, hydrogen, methane, and biochar.

Our solution is a patented High Temperature Ablative Pyrolysis (HTAP) Biomass Reactor as a viable commercial solution to the costs and environmental problems posed by traditional incineration methods. We have the exclusive license and right to sell the HTAP10 and HTAP5 and related products manufactured by Enex which has a proven installed commercial base of customers using its waste to energy solutions. We believe this is an ideal solution to process waste for small to mid-sized waste to energy generation applications needed for processing industrial and municipality solid waste, agriculture waste, and forestry waste.

Pyrolysis systems decompose waste without the use of oxygen under varying pressurized conditions and at temperatures ranging from 300 degrees Celsius to 1,300 degrees Celsius. The major advantage of pyrolysis is that it is a cost-effective technology and helps curb environmental pollution. Pyrolysis systems are gradually replacing traditional incineration and gaining momentum in the waste to energy processing market, because they address many of the pre-treatment issues and, when using high temperature and high-pressure, substantially reduce or eliminate pollutants. (Source: “Life Cycle Assessment of Waste-to-Bioenergy Processes: a Review” Pooja Ghosh,... Arunaditya Sahay, in Bioreactors, 2020)

Pyrolysis systems can produce hydrogen, renewable natural gas, bio-diesel oil, charcoal, and biochar which are used to power hydrogen, diesel, and natural gas engines or electrical turbines which can be sold and often are eligible for substantial tax and pricing benefits. When compared with the conventional incineration plant that runs in the capacity of kilotons per day, the scale of the pyrolysis plant is more flexible, and the output of pyrolysis can be integrated with other downstream technologies for product upgrading. (Source: Influential Aspects in Waste Management Practices. Karthik Rajendran PhD, Jerry D. Murphy PhD, in Sustainable Resource Recovery and Zero Waste Approaches, 2019) In addition, biochar stores and reduces atmospheric CO2 and can be used as a soil conditioner, an organic component of animal feeds, construction materials, wastewater treatment and in textiles. (Source: https://www.bioenergyconsult.com/applications-of-biochar/)

The ablative pyrolysis system is a waste to energy process that largely eliminates pre-treatment and the harmful pollutants and storage waste produced when using standard incineration and other pyrolysis technologies. It uses high pressure to generate fast pyrolysis and is designed so that the heat transferred from a hot reactor wall softens the feedstock under pressure and permits larger feedstock particles to be processed without pre-treatment. These systems create high relative motion between the reactor wall and the feedstock. The process avoids the need of inert gas and hence the processing equipment is small and the reaction system is more intense. (Source: http://biofuelsacademy.org/index.html%3Fp=608.html)

CETY has a licensed proprietary patented ablative pyrolysis system for commercial use that has been installed in 7 sites for use in waste to energy creating applications processing including peat, coal, flax waste, sawdust and wood scrap, straw, buckwheat husks, and cardboard, tapes, films and paper machine sludge. The technology has been implemented in over 1,500 onsite power generation projects in Russia working with major energy production companies such as Gazprom, Rosneft, Lukoil and Rostelecom as well as completing several projects for customers in the European Union, Middle East and United States. Due to the conflict in the Ukraine, ENEX is redomiciling and relocating key personnel to Turkey where it will complete an existing project and is expected to wind down its operations. CETY will develop additional ablative technology and expects to manufacture units in the United States. Sales and European distribution will be run out of a CETY office that has been established in Turkey.

CETY has global rights (except in Russia and CIS countries) to design, build, manufacture, sell and operate renewable energy and waste recovery facilities HTAP10 and HTAP5 systems and other products and technologies we expect to develop in the future.

The patented HTAP technology utilizes a higher temperature that uses a cleaner gas for the heating process and a more efficient biogas turbine. The units can be customized to produce hydrogen, natural gas, diesel oil and biochar in varying quantities which can be sold or used to produce electricity. We believe that the key benefits of the HTAP Biomass Reactor are:

●	Flexibility in waste sourcing and mixing.
●	Customized outputs of hydrogen, synthetic fuels, natural gas, methane, biochar, carbon black, or construction materials.
●	Better waste sourcing and mixing flexibility.
●	Near-zero emissions.
●	Modular design.
●	Zero liquid discharge.

●	Zero solid waste residue waste.
●	Modular, containerized design reducing implementation costs.
●	Proven commercial implementation.

We are targeting industrial and municipality solid waste, landfill waste, agriculture waste (straw, stems, plant biomass, manure, crop waste), and forestry waste from tree cuttings and shredded products.

We are in the process of identifying projects domestically and internationally for the HTAP Biomass Reactor. We believe the first project where we expect to implement the HTAP10 technology is with Vermont Renewable Gas to develop a biomass renewable energy processing facility. The project is planned for a location in Lyndon, Vermont to convert forest and agriculture biomass waste products to renewably generated electricity and biochar fertilizer. We expect to annually deliver up to 18,000 MWh of renewable electricity and 1,500 tons of biochar. The Vermont Renewable Gas project is one of the many renewable energy processing facilities we plan to commission.

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

Our Clean Energy Initiatives in China

According to the U.S. Energy Information Administration (EIA) and other industry sources, China’s natural gas consumption has continued to grow significantly, reaching approximately 390–400 billion cubic meters (bcm) in 2023, up from 280 bcm in 2018. Long-term projections indicate continued strong growth through 2050, driven by industrial demand, urbanization, and energy transition policies.

Natural gas accounted for approximately 8–9% of China’s total primary energy mix in recent years, and the Chinese government continues to target an increase to approximately 15% by 2030 as part of its broader decarbonization and air quality initiatives.

China remains one of the largest drivers of global natural gas demand growth, supported by policies aimed at reducing coal consumption, including the country’s ongoing air quality initiatives and energy transition strategies. Post-COVID economic recovery and industrial activity have further supported sustained demand growth.

China is also the world’s largest importer of natural gas, with imports delivered through both pipeline infrastructure (primarily from Central Asia and Russia) and liquefied natural gas (LNG) shipments via coastal terminals.

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

We compete with other NG trading based on availability and price. We target our discount with our sources to partially hedge against falling spot prices and give us a gross profit targeted at a substantially higher rate than our competitors which are approximately 20-30 percent margins compared against what we believe are 1-5 percent margins by our competitors. So long as there are no major fluctuations in the spot market, we can offer more competitive prices due to the discounts we receive from the large volumes purchased and the prepayments for the NG. JHJ has currently established a supply of approximately 8,000 tons of NG for distribution.

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

Our convertible note investment in Heze Hongyuan Natural Gas co. is subject to dilution by additional equity investment into HHNG by third parties. We do not expect the project to require additional investment from us, JHJ or HHNG. The project has constructed a portion of the pipelines in the Heze area that links the local industrial users to the national gas pipeline. Certain parts of the pipeline construction have been delayed due to the permitting process. The project is expected to generate cash flow by the end of 2025. We do not expect to make further direct minority investments in other pipeline operators.

Engineering, Consulting and Project Management Services

Engineering. Our global engineering team supports the design, build, installation, and maintenance of our solutions and supports our technology customers and innovative start-ups with a broad range of electrical, mechanical and software engineering services. CETY has assembled a team of experts from around the globe to assist customers at any point in the design cycle. These services include design processes from electrical, software, mechanical and Industrial design. Utilization of CETY’s design services can provide our customers with a complete end to end solution.

Supply Chain Management. CETY’s supply chain solution provides maximum flexibility and responsiveness through a collaborative and strategic approach with our customers. CETY can assume supply chain responsibility from component sourcing through delivery of the finished product. CETY’s focus on the supply chain allows us to build internal and external systems and better our relationships with our customers, which allows us to capitalize on our expertise to align with our partners’ and customers’ objectives and integrate with their respective processes.

The Market for Our Products

Waste to Energy.

Globally, there are over 2,500 waste-to-energy (WTE) facilities, with Europe and Asia accounting for the majority of installed capacity, and Europe alone hosting approximately 500–600 plants. The sector continues to expand, particularly in Asia, driven by urbanization, waste management challenges, and decarbonization policies.

The global waste-to-energy market has demonstrated steady growth and is projected to reach approximately $80–100 billion by 2030, growing at a compound annual growth rate (CAGR) of approximately 6–7% over the forecast period. Growth is supported by increasing regulatory pressure to reduce landfill usage, rising energy demand, and government incentives promoting renewable and circular economy solutions.

While the COVID-19 pandemic temporarily disrupted supply chains and delayed certain project developments, the market has since recovered, with renewed momentum driven by government policies supporting sustainable waste management, energy security, and emissions reduction.

Increasing government regulations regarding the waste to energy in various countries is one of the major factors driving the growth of global waste to energy market. For instance, the Federal Power Act gives federal authority over parts of the electric utilities in U.S. Also acts like Public Utility Regulatory Policy Act (PURPA) and Energy Policy Act are applied by the government to increase the waste to energy and decrease the CO2 emission by fossil fuels. In addition, escalating investments in R&D by different countries is also fostering the growth of global waste to energy market. (Source: https://www.epa.gov/laws-regulations/summary-energy-policy-act)

Advanced thermal conversion technologies, including pyrolysis, gasification, and plasma gasification are gaining increased attention as lower-emission alternatives to traditional mass-burn waste-to-energy systems. These technologies enable the conversion of waste streams into syngas, fuels, and other value-added products, supporting decarbonization objectives and improved resource efficiency.

The global waste-to-energy market continues to expand, driven by the transition away from landfilling, increasing energy demand, and government policies supporting circular economy initiatives. The market is estimated to be valued at approximately $70–80 billion in the mid-2020s and is projected to reach approximately $100 billion by 2030, reflecting a compound annual growth rate (CAGR) in the range of 5–7%.

Growth is further supported by global efforts to reduce reliance on fossil fuels, enhance energy security, and lower greenhouse gas emissions, positioning advanced waste-to-energy technologies as an important component of the broader energy transition.

Waste Heat Recovery

The global waste heat recovery (WHR) market continues to expand, driven by rising energy costs, industrial decarbonization efforts, and increasing demand for energy efficiency. Recent industry estimates place the market at approximately $65–75 billion in the mid-2020s, with projections to reach approximately $110–130 billion by 2030, representing a compound annual growth rate (CAGR) of approximately 7–9%.

Key drivers of growth include increasing industrial energy consumption, higher electricity prices, and regulatory initiatives aimed at improving energy efficiency and reducing greenhouse gas emissions. Industries such as cement, steel, glass, and refining are increasingly adopting waste heat recovery technologies to improve operational efficiency and lower energy costs.

In addition, government policies and incentives promoting energy conservation and emissions reduction continue to support adoption. As energy efficiency becomes a critical priority, waste heat recovery is emerging as a cost-effective solution for converting excess thermal energy into usable power, contributing to both economic and environmental objectives.

In 2020, North America constituted the largest share of the market accounting for approximately 33% of the global total, but countries in Asia and the Asia Pacific constitute the fasting growing geographic sectors due to rapid industrial expansion.

Recent federal legislation has modified the availability and duration of certain energy-related tax incentives in the United States. In July 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which amended and accelerated the phase-out of several clean energy tax credits originally established under prior legislation. Under this framework, certain energy efficiency and clean energy investment incentives remain available for qualifying projects placed in service before their applicable phase-out dates. These incentives may support investments in technologies that improve industrial energy efficiency, including waste heat recovery and Organic Rankine Cycle (“ORC”) power generation systems that convert industrial waste heat into electricity. Federal tax incentives, together with state and local programs, may improve the economic attractiveness of waste heat recovery installations by reducing capital costs and supporting broader adoption of energy efficiency technologies in industrial facilities. However, the availability, duration, and eligibility requirements of such incentives are subject to change through future legislation, regulatory guidance, or administrative interpretation.

A Renewable Portfolio Standard (RPS) is a state incentive program that requires a certain percentage of electricity sold by utilities in the state to come from renewable resources. It diversifies the energy portfolio of the state while encouraging economic development. By establishing an RPS a state creates a market for Renewable Energy Credits (RECs). Each utility must obtain and retire a certain number of RECs annually. Several states, including Colorado, Wisconsin, Illinois and California among others, have now listed waste heat to power as an eligible resource in their RPS program.

LNG Trading and Joint Venture

Historically, the Company participated in natural gas trading activities in the People’s Republic of China through its PRC subsidiaries and through Shuya, an entity in which the Company previously held a 49% equity interest. In December 2025, the Company divested its equity interest in Shuya as part of a strategic shift to focus on its core clean energy technology and distributed energy project development activities. Following the disposition of this investment, the Company no longer holds an ownership interest in Shuya. The Company continues to evaluate its remaining international operations in connection with its broader strategic focus on energy efficiency, waste heat recovery, and distributed power generation solutions.

China has also been one of the world’s largest importers and consumers of natural gas, driven by industrial demand, urbanization, and policies encouraging the substitution of natural gas for higher-emission fuels. Government planning initiatives, including national five-year plans and regional development programs, have historically supported the expansion of natural gas supply infrastructure and transportation fuel networks in various provinces, including southwestern regions such as Sichuan, Yunnan, and Guizhou.

In these regions, LNG production facilities and refueling infrastructure have been developed to support transportation fleets and industrial users. These developments historically created opportunities for natural gas trading and supply activities involving regional distribution networks and downstream commercial customers.

While the Company previously engaged in natural gas trading activities in China through its subsidiaries and Shuya, the Company continues to evaluate its international operations and strategic priorities, including the potential restructuring, reduction, or disposition of certain activities outside its core clean energy technology and project development focus.

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

Our application engineers assist in converting the opportunities into projects. We provide technical support to our Clean CycleTM generator clients and recently introduced waste to energy plants through providing maintenance and product support.

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

Our waste to energy components are sourced globally, including in the US, with the exception of the core components originally sourced in Russia and now being transitioned to Turkey and US. We are in the process of establishing an inhouse center of competence and technology development based out of Turkey to source these components in Europe and US with the ability to deploy the product globally. Although future impacts cannot be predicted the company does not foresee any negative impact from the Russia and Ukraine conflict.

The natural gas in China is obtained from various local production plants in Southeast China based on price and quality. Deliveries of the NG are made through third party trucking companies. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are discounted and prepaid for in advance at a discount to market.

Competition

ORMAT, Exergy, TAS and Turboden are the leaders in ORC system power plants with more than 75% of installed capacity and plants, Exergy and TAS are following with around 13% and 6% of the market respectively, while Turboden has recently penetrated the geothermal market with about 2% of the installed capacity.

The Waste to Energy Market is dominated by Hitachi Zosen Inova AG, Suez, Veolia, Ramboll Group A/S, Covanta Holding Corporation, China Everbright International Ltd., Abu Dhabi National Energy Company PJSC, Babcock & Wilcox Enterprises lnc., Whaleboater Technologies lnc., Xcel Energy lnc. (Source: https://www.polarismarketresearch.com/industry-analysis/waste-to-energy-market)

We also compete with numerous companies that are smaller than the major companies who are focused on the small to medium-sized installations in Waste Heat Recovery and Waste to Energy. We believe our waste to energy products are more efficient for use in small and medium sized operations than our competitors’ and provide us with a competitive advantage on that basis.

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

Patents

We hold 11 patents in 4 countries, including the US, which were acquired from General Electric International relating to our magnetic turbine technology.

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

The Company has entered into an intellectual property rights purchase and transfer agreement with ENEX relating to its pyrolysis technology originally developed in Russia. Under this agreement, the Company has acquired and been assigned certain intellectual property rights associated with the pyrolysis system, subject to the terms and conditions set forth therein.

Accordingly, the Company’s rights to this technology are based on an ownership interest in the transferred intellectual property, rather than a license arrangement.

Facilities

We are headquartered in Irvine, California, and we have a 3,000 sq-ft office in Irvine. Our Heat Recovery Solutions business unit operates from a 6,000 sq-ft state-of-the-art facility in Irvine, California. We have in-house electro-mechanical assembly and testing capabilities. Our products are compliant with American Society of Mechanical Engineers and are UL and CE approved. We also have a 1,000 sq-ft sales and service center located in Treviso, Italy. We also have a 2,000 sq-ft R&D center in Antalya, Turkey. Our Asian headquarters is located in Hong Kong, and our 3,000 sq-ft Engineering consultancy and Natural Gas Trading company is located in Chengdu, China.

Employees

We presently have approximately 15 total employees, including operational, engineering, accounting and marketing personnel. We utilize an extensive number of consultants as well and have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We also have 7 employees in JHJ & SHJ in China.

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

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or may increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our Heat Recovery Solutions as compared with competing technologies if we are able to achieve required compliance at a lower cost when our Clean CycleTM generators are commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

Due to our operations in China, we are subject to additional regulations that apply to companies doing business in mainland China. See “Disclosures Relating to Our Chinese Operations” for more information.

Research and Development

We had no expenses in Research and Development costs during the years ended December 31, 2025, and 2024.

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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,246,597 and a working capital of $260,863 and an accumulated deficit of $35,299,999 as of December 31, 2025, and used $7,922,347 in net cash from operating activities for the year ended December 31, 2025.

For the fiscal year ending December 31, 2025, our company reported a net loss of $6,808,895 compared to a net loss of $4,550,296 for the year 2024 (Restated).   The increase in net loss during 2025 was primarily attributable to non-cash and non-operating items, including losses related to debt settlement and write down, changes in derivative liabilities, and higher interest and financing-related expenses.

Despite the increase in net loss, the Company improved its operating performance, with loss from operations decreasing from approximately $3.33 million in 2024 to approximately $2.50 million in 2025. The improvement was primarily driven by continued strategic expansion into higher-margin waste-to-energy opportunities, improved operational efficiencies, and reduced operating expenses in certain categories.

The Company continues to evaluate more cost-effective financing alternatives and strategic capital solutions moving forward.

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities. Although our audited financial statements for the years ended December 31, 2025 and 2024, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2025 and 2024, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time.

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

As of December 31, 2025, we had current liabilities of $5,995,088 and total current assets of $6,255,951.

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

We have previously received Nasdaq deficiency notices, and future non-compliance with Nasdaq listing requirements could result in delisting; if we are not able to regain compliance with those requirements within the time periods permitted by Nasdaq, our common stock may be delisted, which would likely impair our ability to raise capital and could constitute an event of default under our outstanding promissory notes.

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

To assist in regaining compliance with the Minimum Bid Price Requirement, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock on October 6, 2025. As a result of the reverse stock split and the subsequent increase in the market price of the Company’s common stock, the Company regained compliance with the Minimum Bid Price Requirement. Nasdaq subsequently notified the Company on October 20, 2025 that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), and the matter was closed.

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

There is no assurance that the Company will continue to satisfy Nasdaq’s continued listing requirements in the future. If the Company’s common stock ultimately were to be delisted for any reason, including because the Company cannot regain compliance with the Minimum Bid Price Requirement, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees. Additionally, delisting of the Company’s common stock from the Nasdaq Capital Market could constitute an event of default under its outstanding convertible promissory notes, resulting in those notes becoming immediately due and payable, and resulting in default penalties being applied to those notes.

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

IF DEMAND FOR THE PRODUCTS AND SERVICES THAT THE COMPANY OFFERS SLOWS, OUR BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which the company intends to sell depends on many factors, including:

●	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases or may choose alternate products;

●	the cost of oil, gas and solar energy;

●	the competitive environment in the heat to power sectors may force us to reduce prices below our desired pricing level or increase promotional spending or both;

●	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,

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

WE MAY LOSE OUT TO LARGER AND BETTER-ESTABLISHED COMPETITORS.

The alternative power industry is intensely competitive. Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. Our products may not be competitive with other technologies, both existing at the current time and in the future. If this happens, our sales and revenues may decline, or fail to develop at all. In addition, our current and potential competitors may establish cooperative relationships with larger companies to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Our international operations are exposed to the following risks, several of which are out of our control:

●	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
●	preference for locally branded products, and laws and business practices favoring local competition;
●	unusual or burdensome foreign laws or regulations, and unexpected changes to those laws or regulations;

●	|import and export license requirements, tariffs, taxes and other barriers;
●	higher costs of customizing products for foreign countries;
●	increased difficulty in managing inventory;
●	less effective protection of intellectual property; and
●	difficulties and costs of staffing and managing foreign operations.

Any or all of these factors could adversely affect our ability to execute any geographic expansion strategies or could have a material adverse effect on our business and results of operations.

OUR PRODUCTS MAY BE DISPLACED BY NEWER TECHNOLOGY.

The alternative power industry is undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes. We may, however, not have the resources to do this.

WE MUST HIRE QUALIFIED ENGINEERING, DEVELOPMENT AND PROFESSIONAL SERVICES PERSONNEL.

We cannot be certain that we can attract or retain a sufficient number of highly qualified mechanical engineers, industrial technology and manufacturing process developers and professional services personnel. To deploy our products quickly and efficiently, and effectively maintain and enhance them, we will require an increasing number of technology developers. We expect customers that license our technology will typically engage our professional engineering staff to assist with support, training, consulting and implementation. We believe that growth in sales depends on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. As a result, we plan to hire professional services personnel to meet these needs. New technical and professional services personnel will require training and education, and it will take time for them to reach full productivity. To meet our needs for engineers and professional services personnel, we also may use costlier third-party contractors and consultants to supplement our own staff. Competition for qualified personnel is intense, particularly because our technology is specialized and only a limited number of individuals have acquired the needed skills. Additionally, we will rely on third-party implementation providers for these services. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

WE MAY BE ADVERSELY AFFECTED BY SHORTAGES OF REQUIRED COMPONENTS. IN ADDITION, WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO PROCURE OUR PARTS FOR PRODUCTION WHICH IF AVAILABILITY OF PRODUCTS BECOMES COMPROMISED, COULD ADD TO OUR COST OF GOODS SOLD AND AFFECT OUR REVENUE GROWTH.

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

Our principal shareholders, directors and executive officers in the aggregate, beneficially own more than 50% of our outstanding common stock on a fully diluted basis as of the date of the filing of this annual report. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of our shareholders, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs and specifically the ability to determine the members of our board of directors. (See “Security Ownership of Certain Beneficial Owners and Managements”).

IF WE LOSE KEY SENIOR MANAGEMENT PERSONNEL, OUR BUSINESS COULD BE NEGATIVELY AFFECTED. FURTHER, WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL SKILLED MANAGEMENT PERSONNEL AND IF WE ARE NOT ABLE TO DO SO, OUR BUSINESS AND OUR ABILITY TO CONTINUE TO GROW COULD BE HARMED.

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

The timing of our sales and related customer contract fulfillment are difficult to predict. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our products and services, can range from several months to well over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, marketing and educating our customers about the use, technical capabilities and benefits of our products and services. Customers often undertake a prolonged evaluation process. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In addition, the fulfillment of our customer contracts is partially dependent on other factors related to our customers’ businesses that are not in our control. As with the sales cycle, this can also cause revenues and earnings to fluctuate from quarter to quarter. If our sales and/or contract fulfillment cycles lengthen or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.

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

OUR SALES AND PROFITABLITY OF OPERATIONS IN THE UNITED STATES AND IN THE PRC ARE DEPENDENT ON THE PRICE OF OIL AND NATURAL GAS.

Our Waste Heat Recovery products and Waste Recovery products are dependent on the prices of traditional energy sources. Our products reuse wasted heat and create electricity or reusable fuel. As the price of energy increases, the economic justification for our products increases. At the same time, as the price for traditional fuel decreases, there is less incentive for customers to purchase our products and may impair our ability to sell our products.

IF THE SPOT PRICE OF NG IN CHINA DROPS BELOW THE PURCHASE PRICE OUR TRADERS NEGOTIATE WITH OUR SUPPLIERS, WE MAY NOT BE ABLE TO SELL OUR LNG OR MAY HAVE TO SELL IT AT A LOSS.

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

OUR WASTE TO ENERGY PRODUCTS FROM UKRAINE AND RUSSIA HAVE NOT BEEN TESTED IN THE UNITED STATES AND DEPEND ON DATA OBTAINED FROM OPERATIONS IN THE UKRAINE AND RUSSIA.

HTAP 5 and 10 have not been installed in the United States. In order to commence sales, our purchasers will need to accept data from Russia or the Ukraine that they may not deem reliable. We cannot give any assurances that we will be able to finance the bonds or find an EPC willing to guarantee performance.

THE IMPLEMENTATION OF OUR WASTE TO ENERGY JOINT VENTURES DEPENDS ON US FINDING FUNDING FOR THE PROJECTS.

In order to implement the HTAP system in our waste to energy joint ventures, we will need to finance directly or obtain third party financing for these projects. We cannot give any assurances that we will be able to directly finance these projects or be able to find a third party to provide financing for them. If we are not able to finance the projects, we will not be able to implement our business plan in this sector.

FLUCTUATIONS IN EXCHANGE RATES COULD HAVE AN EFFECT ON THE RESULTS OF OPERATIONS OF OUR HONG KONG AND CHINA SUBSIDIARIES.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. In the fourth quarter of 2016, the Renminbi has depreciated significantly against the backdrop of a surging U.S. dollar and persistent capital outflows from China. This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future which may impact the profitability of our operations in China.

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

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF CONVERTIBLE SECURITIES WHICH IF CONVERTED WILL SUBSTANTIALLY DILUTE ALL OF OUR STOCKHOLDERS.

We have issued a substantial number of convertible securities which, if converted, would result in substantial dilution to our stockholders. We also have outstanding other convertible securities, including shares of preferred stock, warrants and other equity instruments convertible into shares of common stock. As of December 31, 2025, these convertible securities include the following:

Convertible Notes - and Approximate common share equivalents	1,441,565
Warrants and Common Stock equivalents	2,664,010
Total Convertible Common Stock equivalents	4,105,575

OUR ISSUANCE OF ADDITIONAL CAPITAL STOCK IN CONNECTION WITH FINANCINGS, ACQUISITIONS, INVESTMENTS, OUR EQUITY INCENTIVE PLANS, OR OTHERWISE WILL DILUTE ALL OTHER STOCKHOLDERS.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and may cause the per share value of our common stock to decline.

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

WE MAY BE SUBJECT TO GOVERNMENT LAWS AND REGULATIONS PARTICULAR TO OUR OPERATIONS WITH WHICH WE MAY BE UNABLE TO COMPLY.

We may not be able to comply with all current and future government regulations which are applicable to our business. Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workers’ compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

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

Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of PRC that are subject to the PCAOB inspections, which could cause investors and potential investors in our Common stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

The recent developments would add uncertainties to our offering and we cannot predict whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us. Furthermore, the Consolidated Appropriations Act reduces the period for foreign companies to comply with PCAOB audits to two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading, and this ultimately could result in our common stock being delisted by an exchange.

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

On November 14, 2021, the Cyberspace Administration of China (the “CAC”) published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators shall apply for a cybersecurity review by the relevant Cyberspace Administration of the PRC under certain circumstances, such as (i) mergers, restructurings, and divisions of Internet platform operators that hold a large amount of data relating to national security, economic development, or public interest which affects or may affect the national security, (ii) overseas listings of data processors that process personal data for more than one million individuals, (iii) Hong Kong listings of data processors that affect or may affect national security, and (iv) other data processing activities that affect or may affect the national security. The deadline for public comments on the Security Administration Draft was December 13, 2021.

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

OUR PRC SUBSIDIARIES ARE SUBJECT TO RESTRICTIONS ON PAYING DIVIDENDS OR MAKING OTHER PAYMENTS TO US, WHICH MAY RESTRICT OUR ABILITY TO SATISFY OUR LIQUIDITY REQUIREMENTS IN THE FUTURE.

We may need dividends and other distributions on equity from our PRC Subsidiaries to satisfy our liquidity requirements. Current PRC regulations permit our PRC Subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, such companies are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Our PRC Subsidiaries may also, at the respective subsidiary’s discretion, allocate a portion of its after-tax profits based on its articles of association and PRC accounting standards to certain reserve funds. These reserves are not distributable as cash dividends. Furthermore, if our PRC Subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC Subsidiaries to distribute dividends or to make payments to us may restrict our ability to satisfy our future liquidity requirements.

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

PRC REGULATION OF LOANS TO AND DIRECT INVESTMENT IN PRC ENTITIES BY OFFSHORE HOLDING COMPANIES AND GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY DELAY OR PREVENT US FROM MAKING LOANS OR ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR PRC SUBSIDIARIES.

We are a U.S. based company conducting a portion of our operations in China. We may make loans to our PRC subsidiaries subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our subsidiaries in China and Hong Kong. Any loans to our wholly foreign-owned subsidiaries in mainland China, which are treated as foreign-invested enterprises under PRC law, are subject to foreign exchange loan registrations. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries or with respect to future capital contributions by us to our PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from securities offerings and to capitalize or otherwise fund our Chinese operations may be negatively affected.

FLUCTUATIONS IN EXCHANGE RATES COULD HAVE AN EFFECT ON THE RESULTS OF OPERATIONS OF OUR PRC SUBSIDIARIES.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future, which may impact the profitability of our operations in China.

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

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consult on best practices to address new challenges.

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

Item 2. Properties.

Our corporate headquarters was located at 2990 Redhill Unit A, Costa Mesa, CA., which ended in November 2023. On March 10, 2016, the Company signed a lease agreement for an 18,200-square foot CTU Industrial Building. Lease term was seven years and two months beginning July 1, 2017. In October of 2018 we signed a sublease agreement with our facility in Italy with an indefinite term that may be terminated by either party with a 60-day notice for 1,000 Euro per month. Due to the short termination clause, we are treating this as a month-to-month lease.

We have relocated our corporate offices to 1340 Reynolds Avenue, Unit 120, Irvine, CA 92614. On December 1, 2023, the Company signed a lease agreement for a 3,000-square foot of office space with Metro Creekside California, LLC. Lease term is thirty-eight months beginning December 1, 2023, and expiring on January 31, 2027. This location is used as CETY’s headquarters and coordination center for all domestic and global business units. On October 16, 2023, we signed a sublease agreement to relocate the HRS operations from Costa Mesa to Irvine, California for one year and 7 months commencing December 1, 2023 and ending June 30, 2025. This location is used for Heat Recovery Solutions design, manufacturing, testing, and support. We also signed a temporary storage lease and due to the short termination clause, we are treating this as a month-to-month lease. The lease payments for the years ending December 31, 2025 and 2024, are:

Year	Lease Payment
2025	$139,979
2024	$173,931

Our lease expense for the years ended December 31, 2025, and 2024 was $216,812 and $250,267 respectively, which also included common area maintenance.

We also operate offices in Chengdu, China, which serve as operational bases for our NG trading business, and a gas storage and pumping station in Chengdu, China, as well.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the year ended December 31, 2025, as reported by the Nasdaq Markets, are as follows (and such share prices have been adjusted for our reverse stock split effected on October 6, 2025):

2025 FISCAL YEAR	High	Low
First Quarter	$10.84	$6.44
Second Quarter	$7.78	$3.69
Third Quarter	$5.00	$3.01
Fourth Quarter	$3.19	$0.71

2024 FISCAL YEAR	High	Low
First Quarter	$1.53	$0.50
Second Quarter	$1.74	$1.13
Third Quarter	$1.29	$0.88
Fourth Quarter	$1.05	$0.53

Record Holders

As of April 15, 2026, there were 12,166,106 shares of the registrant’s $0.001 par value common stock issued and outstanding, which shares were owned by approximately 5,000 holders of record, based on information provided by our transfer agent and NOBO.

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

Recent Sales of Unregistered Securities

During the fiscal quarter ended December 31, 2025, the Company issued the following unregistered securities:

On or about October 6, 2025, the Company issued 19,100 shares of common stock to Mast Hill Fund, L.P. (“Mast Hill”) pursuant to its conversion of $50,032 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

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

On or about October 13, 2025, the Company issued 33,258 shares of common stock to Pacific Pier Capital II, LLC (“Pacific Pier”) pursuant to its conversion of $74,461.47 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

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

On or about October 23, 2025, the Company issued 34,619 shares of common stock to Pacific Pier pursuant to its conversion of $73,032.40 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 04, 2025.

On or about November 3, 2025, the Company issued 100,000 shares of common stock to Mast Hill pursuant to its conversion of $190,790 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated January 16, 2025.

On or about November 10, 2025, the Company issued 34,861 shares of common stock to Pacific Pier pursuant to its conversion of $43,715 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 4, 2025.

On or about November 21, 2025, the Company issued 152,000 shares of common stock to Mast Hill pursuant to its conversion of $150,951 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 25, 2025, the Company issued 252,884 shares of common stock to Mast Hill pursuant to its conversion of $242,890.02 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 25, 2025, the Company issued 75,132 shares of common stock to Mast Hill pursuant to its conversion of $72,164 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 25, 2025, the Company issued 90,773 shares of common stock to Mast Hill pursuant to its conversion of $87,185.92 in principal, interest and fees owed under the convertible promissory note issued to Mast Hill dated February 27, 2025.

On or about November 26, 2025, the Company issued 1,264,420 shares of common stock to Mast Hill pursuant to its exercise of warrants issued to Mast Hill dated January 16, 2025.

On or about December 1, 2025, the Company issued 195,867 shares of common stock to Mast Hill pursuant to its exercise of warrants issued to Mast Hill dated January 16, 2025.

On or about December 1, 2025, the Company issued 141,009 shares of common stock to Mast Hill pursuant to its exercise of warrants issued to Mast Hill dated January 16, 2025.

On or about December 1, 2025, the Company issued 106,097 shares of common stock to Pacific Pier pursuant to its notice of conversion of $101,904 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 4, 2025.

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

On or about December 19, 2025, the Company issued 11,665 shares of common stock to Lucas Ventures, LLC (“Lucas Ventures”) as required by a true-up provision with respect to commitment shares under the Company’s security purchase agreement with Lucas Ventures dated May 19, 2025.

On or about December 24, 2025, the Company issued 913,842 shares of Company common stock to an investor for a purchase price of $395,328.

On or about December 24, 2025, the Company issued 461,631 shares of Company common stock to an investor for a purchase price of $199,702.

On or about December 29, 2025, the Company issued 194,527 shares of Company common stock to an investor for a purchase price of $84,152.

As to the shares of common stock issued for (i) conversion of convertible promissory notes, or (ii) exercise of warrants described above, the share were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) of the Securities Act, as the shares of common stock were issued in exchange for and conversion of convertible promissory notes or warrants issued by the Company, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. As to the other issuances of common stock described above, such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

Restatement of Previously Issued Financial Statements

The following discussion and analysis of our financial condition and results of operations reflects the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2024. As described in Note 19 to the consolidated financial statements included in Item 8 of this Annual Report, and as previously disclosed in Amendment No. 3 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on June 4, 2026 (the “2024 Form 10-K/A”), we identified historical accounting errors during the preparation of our consolidated financial statements for the year ended December 31, 2025 relating primarily to the classification, valuation, and collectability of long-term financing receivables and contract assets; the timing of revenue recognition and recognition of related interest income; and the accounting for warrant transactions. The Company concluded, in accordance with Staff Accounting Bulletin No. 99 and No. 108, that the errors were material to its previously issued consolidated financial statements for the years ended December 31, 2024 and 2023, and accordingly restated those financial statements. All references in this Management’s Discussion and Analysis to financial information for the year ended December 31, 2024 are to the restated amounts. The Company also amended its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025 to restate the financial statements included in those Quarterly Reports. This Item 7 should be read in conjunction with the restated consolidated financial statements and related notes included in Item 8, and with Note 19.

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

Our internet website address is www.cetyinc.com. The information contained on our websites is not incorporated by reference into this document, and you should not consider any information contained on, or that can be accessed through, our website as part of this document.

The Company has four reportable segments: Clean Energy HRS (HRS) and CETY Europe, CETY Renewables, CETY HK and CETY engineering solution services division. During the reporting period, the Company made the strategic decision to dispose of its Shuya interests in China. This decision reflects a broader effort to sharpen the Company’s focus on its core competencies and highest-value opportunities in waste-to-energy, heat recovery, and eco-friendly energy solutions.

We offer turnkey energy solutions leveraging our technologies and solutions to provide green energy solutions, clean energy fuels and alternative electricity. We provide engineering and manufacturing electronics services to original equipment manufacturers (OEMs) of clean energy, industrial, automotive, semiconductor, medical, communication, military, and high technology products.

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

CETY Capital retains 49% ownership interest in Vermont Renewable Gas LLC, established to develop a biomass plant in Vermont utilizing CETY’s High Temperature Ablative Pyrolysis system.

Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. acquired 100% ownership of Leading Wave Limited, a natural gas trading company in China.

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

Our principal businesses

Waste Heat Recovery Solutions – we recycle wasted heat produced in manufacturing, waste to energy and power generation facilities using our patented Clean CycleTM generator to create electricity which can be stored or sold to the grid.

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

Summary of Operating Results for the year ended December 31, 2025, compared to the year ended December 31, 2024 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,246,597 and a working capital of $260,863 and an accumulated deficit of $35,299,999 as of December 31, 2025 and used $7,922,347 in net cash from operating activities for the year ended December 31, 2025. Management’s plans to alleviate the conditions raising substantial doubt about the Company’s ability to continue as a going concern include obtaining additional debt and equity financing, including efforts to restructure certain existing debt obligations through capital raising activities in the equity markets. The Company is also pursuing strategic partnerships, joint ventures, and other business opportunities, including collaborations with parties such as Exergy and Metis Power, to support project development, execution, and access to capital. In addition, management continues to pursue project-level financing for development projects, including the Vermont Renewable Gas project and other clean energy initiatives. The Company is also implementing cost-reduction initiatives within its Heat Recovery Solutions business, including utilizing Sagacity as a supply chain partner to improve operating efficiencies and reduce procurement and manufacturing costs. Management continues to focus on generating revenue and cash flow from existing operations, project development activities, and strategic growth opportunities while preserving liquidity and managing operating expenses. While management believes these plans are achievable, there can be no assurance that such plans will be successfully implemented or that the Company will attain profitable operations and positive cash flows.

The company reported a net loss of $6,808,895, for the year ended December 31, 2025, compared to a net loss of $4,550,296 for the same period in 2024 (Restated) before non-controlling interest and tax we achieved during the equivalent period in 2024 (Restated). The increase in net loss was primarily attributable to the write-off of the LWL-related asset in China, as well as substantial interest and financing expenses associated with convertible notes during the period.

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results for the year ended December 31, 2025, compared to the year ended December 31, 2024 (Restated).

Net Sales

For the year ending December 31, 2025, our total revenue was $2,161,626 compared to $2,424,659 for the same period in 2024. The Company has four reportable segments: CETY Renewables division, Clean Energy HRS (HRS), the engineering and integrated solutions division, and CETY HK.

Segment Breakdown

For the fiscal year ended December 31, 2025, the Company reported engineering services revenue of $0. During the year, the Company integrated its engineering services into its Heat Recovery Solutions (HRS) and Waste-to-Energy business segments, compared to 2024 when such services were reported separately as $9,341. Going forward, engineering services will be recognized within each respective operating segment and reported accordingly.

For the year ended December 31, 2025, our revenue from HRS was $503,878 compared to $158,141 for the same period in 2024. The increase in revenue for Heat Recovery Solutions (HRS) and ORC systems in 2025 compared to 2024 was primarily due to higher project activity, including the advancement and execution of customer projects, as well as improved timing of revenue recognition on engineering and system delivery milestones.

For the fiscal year ending December 31, 2025, our revenue from CETY Renewables, our newly launched waste-to-energy business, amounted to $484,955 compared to $1,064,757 for the same period in 2024. The decrease in revenue from CETY Renewables in 2025 compared to 2024 was primarily attributable to the timing of project execution and revenue recognition, including a longer-than-anticipated review process by the Public Utility Commission (PUC) for the VRG project, which delayed the advancement of certain project milestones. The Company continues to make progress on its development pipeline and expects activity to increase as projects move forward.

For the fiscal year ending December 31, 2025, our revenue from the NG business reached $1,172,793, compared to $1,192,420 in the corresponding period of 2024. The variance reflects relatively consistent performance year over year.

Gross Profit

For the year ending December 31, 2025, our gross profit increased to $595,568 compared to $846,555 for the same period in 2024. The increase was primarily driven by the sale of systems with higher margins, as well as improved cost efficiencies.

Segment Breakdown

For the year ended December 31, 2025, our gross profit from Engineering and Manufacturing amounted to $0, compared to $7,806 for the same period in 2024. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand notably as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the year ended December 31, 2025, our gross profit from HRS was $386,069 compared to $15,160 for the same period in 2024; The increase was primarily driven by higher revenue volumes and improved margins on system sales, reflecting a more favorable project mix and execution during the year.

For the year ended December 31, 2025, our gross profit from CETY Renewables decreased to $157,405, compared to $829,784 for the same period in 2024. Gross profit in both periods reflects work performed during the engineering and development phase of projects, which typically carries higher margins relative to later-stage execution activities.

For the year ended December 31, 2025, our gross profit from CETY HK improved to $52,094, compared to $(6,195) for the same period in 2024. The improvement was primarily attributable to more stable operations and improved margins within the natural gas trading business in China.

Selling, General and Administrative (SG&A) Expenses

For the year ending December 31, 2025, our Selling, General, and Administrative (SG&A) expenses decreased to $3,096,780, compared to $4,176,986 in 2024 (Restated). The decrease was primarily driven by reductions in salaries and general and administrative expenses.

General & Administrative expense

For the fiscal year ended December 31, 2025, our total General and administrative expense decreased to $553,522, compared to $1,015,102 in 2024 (Restated).

Salary Expense

For the fiscal year ended December 31, 2025, our total salaries decreased to $1,399,073, compared to $1,906,701 in 2024, primarily reflecting reductions in headcount and personnel-related costs.

Travel Expense

For the year ending December 31, 2025, our travel expenses totaled $198,122, compared to $185,876 for the same period in 2024. The increase was not significant and reflects normal variations in business activity.

Facility Lease Expense

For the fiscal year ending December 31, 2025, our Facility Lease expense amounted to $216,812 a decrease from $285,823 in 2024. This reduction reflects our ongoing efforts to lower lease costs through renegotiations and our focus on more efficient operations. We have continuously worked to optimize our space utilization and streamline processes, contributing to this modest reduction in lease expenses.

Consulting Expense

For the fiscal year ending December 31, 2025, our total expenses for Investor Relations (IR), marketing, and contractors related to the VRG project were $10,597, compared to $195,640 for the same period in 2024. The decrease was primarily due to reduced activity and spending associated with the VRG project during the period.

Depreciation and Amortization Expense

For the year ended December 31, 2025, our depreciation and amortization expense was $11,876 compared to $8,907 for the same period in 2024.

Professional fees legal and accounting

For the fiscal year ending December 31, 2025, our Professional Fees expense amounted to $706,778, up from $578,937 in the same period of 2024. For the fiscal year ended December 31, 2025, The increase was primarily attributable to higher legal and advisory costs related to the Company’s S-3 registration and increased expenses associated with being a Nasdaq-listed company.

Net (Loss) from operations

For the fiscal year ending December 31, 2025, our net loss from operations totaled $2,501,212, a decrease compared to the net loss of $3,330,431 for the same period in 2024 (Restated). The decrease in net loss reflects improved operating performance during the period.

Other income/expense

For the year ended December 31, 2025, the Company recorded a loss of $179,983, compared to a gain of $12,583 for the same period in 2024. The decrease was primarily driven by the discount recognized on the modified Heze loan receivable and the recognition of a CECL allowance based on amortized cost.

Change in Derivative Liability

For the year ended December 31, 2025, the Company recorded a gain of $370,707 from changes in derivative liabilities, compared to no such gain or loss in 2024.

Change in FV of warrant liability

For the years ended December 31, 2025 and 2024 (Restated), we had $57,674 and $26,596 gain on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Investment from Shuya

For the year ended December 31, 2025, we recorded a gain of $318,426 from investment from Shuya compared to $125,148 in losses in year ended in December 31, 2024. This gain is because of the disposition of the Shuya assets.

Gain on debt settlement and write off

For the year ended December 31, 2025, we recorded a loss of 1,573,939 compared to a gain of $8,135 for the same period in 2024. The loss in 2025 was primarily attributable to the write-off related to the LWL investment in China.

Interest and Finance Fees

For the year ended December 31, 2025, interest and finance fees totaled $3,300,520, compared to $1,142,031 for the year ended December 31, 2024 (Restated), representing an increase of $2,158,489, or 189%.

The increase was primarily attributable to higher financing costs associated with the Company’s convertible notes and bridge financing activities, including increased interest expense, amortization of original issue discounts (“OID”), amortization of debt discounts associated with derivative liabilities, and other financing-related charges recognized during 2025. In addition, the Company incurred higher costs related to the issuance, modification, and settlement of financing instruments compared to the prior year.

Management believes the increase reflects the Company’s greater reliance on short-term and convertible financing arrangements to fund operations, project development activities, and working capital requirements during 2025.

Liquidity and Capital Resources

Cash Flow Summary

For the years ended December 31, 2025

	2025	2024
Net Cash used in operating activities	$(7,922,347)	$(3,560,951)
Cash flows used in investing activities	245,748	161,240
Cash flows provided by financing activities	8,215,547	3,373,903
Net decrease in cash and cash equivalents	$540,360	$(27,525)

Capital Requirements for long-term obligations

The following table presents the Company’s material contractual obligations as of December 31, 2025:

Contractual Obligations	Total	Less than 1 year	1–3 years
Operating lease obligations	$337,573	$154,805	$182,768
	$337,573	$154,805	$182,768

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

For the VRG project, management considered the contractual arrangements, commercial substance of the transaction, probability of collection, expected project financing sources, and anticipated economic benefits associated with the project when determining the appropriateness of revenue recognition under ASC 606. Although VRG is an equity-method investee of the Company and project financing has experienced delays, management concluded that the project remained commercially viable and that the applicable criteria for revenue recognition over time were satisfied. Management continues to evaluate these assumptions and will adjust its estimates as facts and circumstances evolve.

Management evaluated the criteria under ASC 606, including commercial substance and collectability, throughout the term of the EPC Agreement. Although VRG is a related-party entity in which the Company holds a 49% ownership interest, VRG is a separate legal entity with independent contractual obligations under the EPC Agreement. The contract was entered into for the development, design, permitting, construction, and delivery of the VRG-Lyndon facility and management concluded that the arrangement has commercial substance. Although VRG is a related-party customer, management evaluated the material terms of the EPC Agreement, including the scope of work, contract price, payment provisions, project deliverables, and enforceable rights and obligations. Based on this evaluation, management concluded that the agreement has commercial substance and was entered into for a substantive business purpose related to the development, design, permitting, construction, and delivery of the VRG-Lyndon facility. Revenue is recognized over time using a cost-to-cost input method based on costs incurred relative to total estimated project costs. As of December 31, 2025, the project continued to advance through the Vermont Section 248 permitting process and management continued to pursue multiple financing sources for the project. Although one potential financing source subsequently failed to fund as expected, management determined that the project was not dependent on a single financing source and concluded that collection of substantially all consideration under the contract remained probable. No amounts due under the EPC Agreement were considered past due as of December 31, 2025.

CETY Renewables currently has $2,431,485 of accounts receivable from Vermont Renewable Gas.

The projected costs of the VRG project are based on estimates and profitability will be impacted depending on actual costs. Using the input method for revenue recognition, the amount of recorded revenue is also affected depending on the estimated total costs. The purchase price allocation for Shuya was also based on estimates and comparable data selected by the Company. The inputs for the valuation of the Series E preferred shares were also based on estimates and comparable data selected by the Company.

Additionally, the following five steps are applied to achieve the core principle for our CETY Renewables Division:

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

●

The EPC Agreement has commercial substance because it establishes enforceable rights and obligations between the parties for the permitting, design, procurement, construction, commissioning, and delivery of a biomass power generation facility. The agreement provides for a defined contract price, milestone-based billing provisions, and the transfer of goods and services that are expected to result in future economic benefits to the customer.

●

In assessing collectability under ASC 606-10-25-1(e), management considers the customer’s ability and intent to satisfy its payment obligations. For the VRG EPC Agreement, management considered the continued advancement of the project through the Vermont Section 248 permitting process, the existence of a long-term power purchase framework, selection of the project for Quantified Ventures’ GGRF pipeline, ongoing discussions with multiple potential financing sources, including infrastructure and climate-focused investors, and the availability of grant funding opportunities, including investment tax credits, Wood Innovation Grant Award, and USDA grant agreement. Although one potential financing source subsequently failed to fund as expected, management determined that the project was not dependent upon a single financing source and concluded that collection of substantially all consideration under the contract remained probable as of the reporting date.

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

CETY in accordance with 606-10-32-1, reviews measurement of the performance obligations. There is no exclusion of any amount of the Contract Price due to constraints associated with 606-10-31-11 through 606-10-32-13.

In review of 606-10-32-2A, CETY did not exclude from the measurement of the transaction price any taxes assessed by a government authority as no such taxes will be due.

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

Also, from time-to-time, our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2025 and 2024 we had $33,000 and $33,000 of deferred revenue.

Also, from time-to-time, we require upfront deposits from our customers based on the contract. As of December 31, 2025 and 2024 (Restated), we had outstanding customer deposits of $759,611 and $172,061, respectively.

Change from fair value or equity method to consolidation

In July 2022, JHJ and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHJ owns 20% of Shuya. In August 2022, JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, which owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor make any capital contribution into Shuya as of the ownership purchase date by JHJ; right after the ownership purchase of SSET by JHJ, JHJ ultimately owns 49% of Shuya.

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

JHJ made an investment of RMB 3.91 million ($0.55 million) into Shuya during the 12 months ended December 31, 2022, recorded in accordance with ASC 323. Shuya had a net loss of approximately $10,750 during the year ending December 31, 2022, of which approximately $5,000 was allocated to the Company, reducing the investment by that amount.

However, effective January 1, 2023, JHJ, SSET and Chengdu Xiangyueheng Enterprise Management Co., Ltd (“Xiangyueheng), who is the 10% shareholder of Shuya, entered a Three-Parties Consistent Action Agreement, wherein these three shareholders (or three parties) guaranteed that the voting rights will be expressed in the same way at the shareholders’ meeting of Shuya to consolidate the controlling position of the three parties in Shuya. The three parties agreed that within the validity period of this agreement, before the party intends to propose the motions to the shareholders or the board of directors on the major matters related to the voting rights of the shareholders or the board of directors, the three parties internally will discuss, negotiate and coordinate the motion topics for consistency; in the event of disagreement, the opinions of JHJ shall prevail.

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

During the year ended December 31, 2025, the Company completed the disposal of its investment in Shuya through a series of equity transfer transactions, as evidenced by executed equity transfer agreements and shareholder resolutions. Pursuant to these transactions, the Company transferred its ownership interest in Shuya and no longer retains any equity interest, control, or significant influence over the entity. Accordingly, the Company determined that Shuya no longer meets the criteria for recognition under the equity method or fair value method.

As a result, the Company derecognized its investment in Shuya and recognized the resulting gain or loss on disposal in the consolidated statements of operations in accordance with U.S. GAAP.

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

During 2025, the Company entered into a consulting and business development arrangement with Linkage, pursuant to which approximately HKD 30 million (approximately US$3.2 million) was advanced under the agreement. Linkage also participated as an investor in the Company’s May 2025 private placement financing.

Management evaluated the substance of the arrangement and determined that the amounts advanced should be recorded as a refundable deposit and other receivable rather than as a current period expense, based on the contractual terms of the agreement and the Company’s expectation of recovery. Management periodically assesses the recoverability of the receivable by considering the financial condition of the counterparty, contractual rights, subsequent events, and other available evidence. Based on management’s evaluation as of December 31, 2025, the Company believes the recorded balance is recoverable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data.

CLEAN ENERGY TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Clean Energy Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clean Energy Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 1, Management’s plans to alleviate the conditions raising substantial doubt about the Company’s ability to continue as a going concern include obtaining additional debt and equity financing, securing project-level financing for its development projects, advancing the Vermont Renewable Gas project and other clean energy initiatives toward construction and commercialization, pursuing strategic business opportunities and partnerships, and continuing efforts to generate revenue from existing operations while managing operating costs. While management believes these plans are achievable, there can be no assurance that such plans will be successfully implemented or that the Company will attain profitable operations and positive cash flows.

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

●	We confirmed the transaction price with the related party and evaluated the reasonableness of the gross profit margin and budgeted costs allocated to the completion of the performance obligation.

●	We evaluated whether billing methods were aligned with the satisfaction of performance obligations guidance under revenue recognition accounting principles generally accepted in the United States.

●	We verified whether costs under the input method directly contributed to the completion of the performance obligation based on audit evidence.

●	We have obtained the evidence of founding program and other founding source to ensure the collectability of the project when it is commissioning.

●	We have obtained the evidence that the project for physical construction will commence in the fourth quarter of 2026.

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

Impairment of Goodwill and Indefinite-Lived Assets

Description of the Critical Audit Matter: As described in Note 2 and further in Note 6 to the consolidated financial statements, indefinite-lived assets are reviewed for impairment on an annual basis as of December 31, or more frequently if events or circumstances indicate that the asset may be impaired. For the Company’s intangible assets, the Company performed a quantitative assessment which involved determining the fair value of the asset and comparing that amount to the asset’s carrying value. At December 31, 2025, the total carrying value of the Company definite and indefinite-lived intangible asset was approximately $1.17 million.

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

Diamond Bar, California

June 04, 2026

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024 (Restated)
Assets
Current Assets:

Cash	$602,461	$62,101
Accounts receivable - net	39,406	8,389
Accounts receivable – related party	2,350,797	1,947,131
Advance to Supplier	2,079,888	195,575
Deferred Equity Issuance Cost	104,744	-
Deferred Offering Cost	-	127,494
Due from related party	369,804	112,000
Loan Receivables	238,645	230,464
Inventory	470,206	497,003
Total Current Assets	6,255,951	3,180,157
Property and Equipment - Net	14,043	2,913
Goodwill	747,976	747,976
LWL Intangibles	-	1,468,709
Investment Heze Hongyuan Natural Gas co.	508,511	741,700
Long Term Investment - Shuya	-	485,889
Investment to Guangyuan Shuxin New Energy Co.	239,096	229,064
Long-term financing receivables - net	-	-
Contract assets	677,918	619,779
Advance to Supplier - Prepayment	-	548,000
License	354,322	354,322
Patents	71,034	82,910
Right of use asset - long term	299,018	166,727
Other Assets	3,244,421	56,125
Total Non Current assets	6,156,339	5,504,114

Total Assets	$12,412,290	$8,684,271

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,639,424	$1,509,782
Accrued Expenses	536,617	465,199
Customer Deposits	759,611	172,061
Warranty Liability	100,000	100,000
Warrant Liability	20,474	78,148
Deferred Revenue	33,000	33,000
Derivative Liability	493,308	-
Facility Lease Liability - current	131,728	130,483
Line of Credit	614,574	662,804
Advances paid off - Related Party	63,950	-
Convertible Notes Payable	880,052	3,094,577
Notes payables	-	403,943
Related Party Notes Payable	722,350	8,250
Total Current Liabilities	5,995,088	6,658,247
Long-Term Debt:
Facility Lease Liability - long term	170,605	38,125
Accrued Dividend	-	90,754
Total Long-Term Debt	170,605	128,879

Total Liabilities	$6,165,693	$6,787,126

Stockholders’ Equity
Common stock, $.001 par value; 133,333,333 shares authorized; 9,421,047 and 3,022,103 shares issued and outstanding as of December 31, 2025 and 2024 respectively	9,421	3,022
15% Series E Convertible preferred stock, $.001 par value; 3,500,000 shares authorized; nil shares issued and outstanding as of December 31, 2025 and 756,139 outstanding as of December 31, 2024	-	756

Additional paid-in capital	41,706,098	30,631,493
Accumulated Other Comprehensive Income	(168,923)	(257,396)
Accumulated deficit	(35,299,999)	(28,480,730)
Total Stockholders’ Equity attributable to Clean Energy Technologies, Inc.	6,246,597	1,897,145

Non-controlling interest	-	-
Total Stockholders’ Equity	6,246,597	1,897,145
Total Liabilities and Stockholders’ Equity	$12,412,290	$8,684,271

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations

for the years ended December 31,

	2025	2024 (Restated)
Sales	$1,676,672	$1,373,481
Sales -related party	484,954	1,051,178
Total revenue	2,161,626	2,424,659

Cost of Goods Sold	1,566,058	1,578,104
Gross Profit	595,568	846,555

General and Administrative
General and Administrative expense	611,662	1,015,102
Salaries	1,399,073	1,906,701
Travel	198,122	185,876
Professional Fees	706,778	578,937
Facility lease and Maintenance	216,812	285,823
Consulting	10,597	195,640
Depreciation and Amortization	11,876	8,907
Total Expenses	3,154,920	4,176,986
Net Loss from Operations	(2,559,352)	(3,330,431)

Other Income	(179,983)	12,583
Change in derivative liability	370,707	-
Change in FV of warrant liability	57,674	26,596
Investment gain (loss) from Shuya	318,426	(125,148)
Gain/(Loss) on debt settlement and write down	(1,573,939)	8,135
Interest Income	58,140	57,011
Interest and Financing fees	(3,300,520)	(1,199,042)
Net Loss before income taxes	(6,808,847)	(4,550,296)
Income Tax Expense	-	-
Net loss before non-controlling interest from continuing operations 58,	(6,808,847)	(4,550,296)

Net income before non-controlling interest from discontinued operation	-	-
Net loss before non-controlling interest from continuing operations	(6,808,847)	(4,550,296)
Income Tax Expense	(48)	-
Net Loss	(6,808,895)	(4,550,296)
Net income attributable to non-controlling interest	-	-

Net loss attributable to Clean Energy Technologies, Inc.	(6,808,895)	(4,550,296)

Accumulative other comprehensive income
Foreign Currency Translation Loss	88,473	(60,569)
Total Comprehensive Loss	$(6,720,422)	$(4,610,865)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	4,386,446	2,880,367

Net Loss per common share basic and diluted	(1.55)	(1.58)

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

December 31, 2025 and 2024 (Restated)

	Common Stock .001 Par		Preferred Stock Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non - Controlling	Stockholders’ Equity
Description	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Totals

December 31, 2023 (restated)	2,610,164	$2,610	2,199,387	$2,199	$28,288,163	$(196,827)	$(23,887,685)	$757,216	$4,965,676

Shares issued for stock compensation	3,667	4	-	-	62,246	-	-	-	62,250
Shares issued for debt inducement	16,333	16	-	-	194,531	-	-	-	194,547
Shares issued for subscription	224,233	224	-	-	2,085,277	-	-	-	2,085,501
Shares issued for series E preferred conversion	167,706	168	(1,443,248)	(1,443)	1,276	-	-	-	1
Value of the warrants issued for Mast Hill	-	-	-	-	-	-	-	-	-
Accumulated Comprehensive	-	-	-	-	-	(60,569)	-	-	(60,569)
Deconsolidation of Shuya	-	-	-	-	-	-	-	(757,216)	(757,216)
Accrued Series E preferred dividend	-	-	-	-	-	-	(42,749)	-	(42,749)
Net Loss	-	-	-	-	-	-	(4,550,296)	-	(4,550,296)
December 31, 2024 (restated)	3,022,103	$3,022	756,139	$756	$30,631,493	$(257,396)	$(28,480,730)	$-	$1,897,145
Rounding due to share reverse split	137	1	-	-	-	-	-	-	1
Shares issued for stock compensation	5,862	6	-	-	11,994	-	-	-	12,000
Shares issued for debt conversion	2,311,343	2,311	-	-	4,764,704	-	-	-	4,767,015
Shares issued for debt inducement	41,998	42	-	-	113,383	-	-	-	113,425
Shares issued for subscription	2,285,447	2,285	-	-	5,076,897	-	-	-	5,079,182
Shares issued for series E preferred conversion	152,861	153	(756,139)	(756)	48,642	-	-	-	48,039
Value of the warrants issued for Mast Hill	1,601,296	1,601	-	-	1,063,646	-	-	-	1,065,247
Accumulated Comprehensive	-	-	-	-	-	88,473	-	-	88,473
Accrued Series E preferred dividend	-	-	-	-	53,090	-	(10,374)	-	42,716
Deferred offering cost	-	-	-	-	(57,751)	-	-	-	(57,751)
Net Loss	-	-	-	-	-	-	(6,808,895)	-	(6,808,895)
December 31, 2025	9,421,047	$9,421	-	$-	$41,706,098	$(168,923)	$(35,299,999)	$-	$6,246,597

The accompanying footnotes are an integral part of these financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the year ended December 31,

	2025	2024 (Restated)
Cash Flows from Operating Activities:
Net loss before discontinued operations	(6,808,895)	(4,550,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,922	10,423
Stock compensation expense	125,425	62,250
Investment Income	482,506	(170,047)
Loss on deconsolidation of Shuya	-	344,889
Loss from investment of Leading Weave Ltd	1,468,709	-
Bad debt expense	-	217,584
Amortization of debt discount	1,219,702	222,351
Deferred offering expense	-	(11,750)
Change in derivative liability	(442,361)	-
Change in FV of warrant liability	(57,674)	(26,596)
Reversal of inventory impairment reserve	(357,639)	-
Changes in assets and liabilities:
(Increase) decrease in right of use asset	(131,348)	78,541
(Increase) decrease in lease liability	133,063	(76,848)
(Increase) decrease in accounts receivable	359,583	17,142
(Increase) decrease in accounts receivable – related party	(794,266)	(1,021,880)
(Increase) decrease in prepayments	(946,149)	336,740
(Increase) decrease in contract asset	(58,139)	(53,153)
(Increase) decrease in other assets	(3,551,102)	49,847
(Increase) decrease in inventory	384,436	38,441
(Decrease) increase in accounts payable	129,641	1,003,248
(Decrease) increase in accrued interest	279,781	184,185
Other (Decrease) increase in accrued expenses	45,538	(70,732)
Other (Decrease) increase in other payables - related party	-	-
Other (Decrease) increase in customer deposits	582,920	(145,290)
Net Cash Used In Operating Activities	(7,922,347)	(3,560,951)

Cash Flows from Investing Activities
Investment to Guangyuan Shuxin New Energy Co.	-	50,040
Proceed to Heze Hongyuan Natural Gas Co.	258,427	-
Purchase of fixed assets	(12,679)	-
Loan receivables	-	111,200
Cash Flows Provided By Investing Activities	245,748	161,240

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	4,477,381	1,893,254
Due from related party	(252,580)	(112,000)
Payments on notes payable and line of credit	(1,088,437)	(492,851)
Stock issued for cash	5,079,183	2,085,500
Cash Flows Provided By Financing Activities	8,215,547	3,373,903

Foreign Currency Transaction	1,412	(1,717)

Net (Decrease) Increase in Cash and Cash Equivalents	540,360	(27,525)
Cash and Cash Equivalents at Beginning of Period	62,101	89,626
Cash and Cash Equivalents at End of Period	602,461	62,101

Analysis of balances of cash and cash equivalents
Cash and Cash equivalents	602,461	62,101

Supplemental Cashflow Information:
Interest Paid	$144,251	$268,668

Supplemental Non-Cash Disclosure
Discount on new notes	$-	$239,871
Shares issued for note conversions	$5,654,697	$-
Dividend accrued	$101,124	$42,751

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $6,246,597 and a working capital of $260,863 and an accumulated deficit of $35,299,999 as of December 31, 2025, net loss of $6,808,895 and used $7,922,347 in net cash from operating activities for the year ended December 31, 2025. Management’s plans to alleviate the conditions raising substantial doubt about the Company’s ability to continue as a going concern include obtaining additional debt and equity financing, including efforts to restructure certain existing debt obligations through capital raising activities in the equity markets. The Company is also pursuing strategic partnerships, joint ventures, and other business opportunities, including collaborations with parties such as Exergy and Metis Power, to support project development, execution, and access to capital. In addition, management continues to pursue project-level financing for development projects, including the Vermont Renewable Gas project and other clean energy initiatives. The Company is also implementing cost-reduction initiatives within its Heat Recovery Solutions business, including utilizing Sagacity as a supply chain partner to improve operating efficiencies and reduce procurement and manufacturing costs. Management continues to focus on generating revenue and cash flow from existing operations, project development activities, and strategic growth opportunities while preserving liquidity and managing operating expenses. While management believes these plans are achievable, there can be no assurance that such plans will be successfully implemented or that the Company will attain profitable operations and positive cash flows.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2025, and December 31, 2024 (Restated), we had a reserve for potentially un-collectable accounts receivable of $nil and $nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of December 31, 2025, and December 31, 2024 (Restated), we had a reserve for potentially un-collectable long-term financing receivables of $217,584 and $217,584 respectively.

Six (6) customers accounted for approximately 98% of accounts receivable on December 31, 2025. Our trade accounts primarily represent unsecured receivables. Historically, our bad debt write-offs related to these trade accounts have been insignificant. Seven (7) customers accounted for approximately 98% of accounts receivable on December 31, 2024. Our trade accounts primarily represent unsecured receivables.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2025 we had a reserve of $576,704 vs. reserve of $934,344 as of December 31, 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets for the periods ended December 31, 2025 and 2024.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of December 31, 2025 and 2024 we had $33,000 and $33,000 of deferred revenue.

Also from time to time we require upfront deposits from our customers based on the contract. As of December 31, 2025 and 2024 (Restated), we had outstanding customer deposits of $759,611 and $172,061 respectively.

Fair Value of Financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. We value the derivative liability using a lattice model, with a volatility of 56% and using a risk free interest rate of 0.15%.

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

Net (Loss) per Common Share

Basic profit / (loss) per share is computed based on the weighted average number of common shares outstanding. At December 31, 2025, we had outstanding common shares of 9,421,047 used in the calculation of basic earnings per share. Basic weighted average common shares for the years ended December 31, 2025 and 2024 were 4,386,446 and 2,880,367, respectively. As of December 31, 2025, we had convertible notes, convertible into approximately 1,192,214 of additional common shares, and 44,217 common stock warrants, and zero preferred shares. Fully diluted weighted average common shares and equivalents were 5,622,877 for the year ended December 31, 2025 and were excluded from the diluted earnings per share calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the year ended December 31, 2025 and 2024.

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

	For the years ended December 31,
	2025	2024 (Restated)
Net Sales
Manufacturing and Engineering	$-	$9,341
Heat Recovery Solutions	503,878	158,141
NG Trading	1,172,794	1,192,420
Waste to Energy	484,955	1,064,757
Total Sales	$2,161,627	$2,424,659

Segment income and reconciliation before tax
Manufacturing and Engineering	-	7,806
Heat Recovery Solutions	386,069	15,160
LNG Trading	52,094	(6,195)
Waste to Energy	157,405	829,784
Total Segment income	595,568	846,555
Less: operating expense	(3,096,780)	(4,176,986)
Less: other income and expenses	(4,307,635)	(1,219,865)
Net (loss) before income tax	$(6,808,847)	$(4,550,296)

	December 31, 2025	December 31, 2024 (Restated)
Total Assets
Manufacturing and Engineering	$5,501,807	$2,568,869
Heat Recovery Solutions	2,093,177	2,041,013
Waste to Energy	1,940,076	1,648,324
LNG Trading	2,877,230	2,426,065
Total Assets	$12,412,290	$8,684,271

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the years ended December 31,
	2025	2024
United States	638,833	1,232,238
China include discontinued operation:	1,172,794	1,192,421
Other international	350,000	-
Total Sales	2,161,627	2,424,659

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. As of December 31, 2025, we had no further non-vested expense to be recognized.

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

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2025 using a Federal Tax Rate of 21% and an estimated state of California rate of 8.84%.

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

As of December 31, 2025, we had a net operating loss carry-forward of approximately $41,339,494 and a deferred tax asset of $10,197,351 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(10,295,855). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2025 the Company did not take any tax positions that would require disclosure under FASB ASC 740.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2025, $104,744 and $127,494 as of December 2024 (Restated) of deferred stock issuance costs will be capitalized and will be recognized upon the funding of the offering during the year 2025.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2025	December 31, 2024 (Restated)
Accounts Receivable	$39,406	$8,389
Accounts Receivable - RP	2,350,797	1,947,131
Less reserve for uncollectable accounts	-	-
Total	$2,390,203	$1,955,520

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

Management considered the requirements of ASC 326 and evaluated the collectability of the related-party receivable as of December 31, 2025. While a significant portion of the receivable balance relates to VRG and other related-party amounts, management concluded that an allowance was not required based on the specific facts and circumstances existing at year-end.

The receivable primarily relates to project development activities associated with the VRG project. Management’s assessment considered the underlying economics of the project, contractual rights, expected sources of capital, project-level financing alternatives, potential strategic investors, anticipated future funding arrangements, and the overall recoverability of the amounts advanced. Based on these factors, management believes the receivable is recoverable and that an allowance for expected credit losses was not warranted as of December 31, 2025.

	December 31, 2025	December 31, 2024 (Restated)
Long-term receivables	$217,584	$217,584
Less reserve for uncollectable accounts	(217,584)	(217,584)
Net Long-term receivables	-	-

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of December 31, 2025 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract-by-contract basis or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORY

Inventories by major classification were comprised of the following at:

	December 31, 2025	December 31, 2024
Inventory	$1,046,910	$1,431,347
Less reserve for obsolescence parts	(576,704)	(934,344)
Total	$470,206	$497,003

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2025	December 31, 2024
Property and Equipment	$138,416	$1,434,743
Accumulated Depreciation	(124,373)	(1,431,830)
Net Fixed Assets	$14,043	$2,913

Our Depreciation Expense for the years ended December 31, 2025 and 2024 was $2,046 and $1,516 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2025	December 31, 2024
Goodwill	$747,976	$747,976
LWL Intangibles	-	1,468,709
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization-Patents	(119,755)	(107,879)
Net Intangible Assets	$1,173,332	$2,653,917

As of December 31, 2025, the Company reports intangible assets totaling $1,173,332, compared to $2,653,917 as of December 31, 2024.

As of both December 31, 2025, and December 31, 2024, goodwill amounted to $747,976 and $747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

The LWL Investment, previously classified as an indefinite-lived asset, had a carrying value of $1,468,709 as of December 31, 2024. During the year ended December 31, 2025, the Company performed its annual impairment assessment and determined that the investment was impaired. Accordingly, the carrying value of the investment was written down to zero as of December 31, 2025.

As a result of this impairment, no value is reflected on the Company’s balance sheet as of December 31, 2025.

The License balance remained unchanged at $354,322 and $354,322 for both 2025 and 2024. The License is considered to have a finite life, and as such, it is subject to amortization over its estimated useful life. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

The Patents balance, after amortization, was $71,034 as of December 31, 2025, and $82,910 as of December 31, 2024. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

Our Amortization Expense for the years ended December 31, 2025 and 2024 was $11,876 and $8,907 respectively.

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

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$1,500,000

Total purchaser consideration – cash paid	$1,500,000

Assets acquired:
Cash and cash equivalents	$6,156
Prepayment	13,496
Other receivable	20,000
Trading Contracts	146,035
Shenzhen Gas Relationship	1,314,313
Total assets acquired	1,500,000

Liabilities assumed:
Advance Receipts	(8,539)
Taxes Payable	179
Net Assets Acquired:	$1,491,640

If LWL had reached USD 5 million in revenue or net profit of USD 1 million by December 31, 2023, then based on the performance contingency there will be issuance of 500,000 shares of CETY to the Seller. The performance contingencies were not met. Since the performance metrics were clearly defined and objectively not met, the contingency is considered extinguished and no accrual is warranted. This asset has been written off.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

Effective January 10, 2022, JHJ (the “Note Holder”) entered into a convertible loan agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd. (“Rongjun” or the “Borrower”), pursuant to which JHJ advanced RMB 5,000,000 (approximately $0.69 million) to Rongjun. The loan originally bore interest at 12% per annum and had a maturity date of January 10, 2025. The note included a conversion feature allowing the Note Holder to convert the outstanding balance into an indirect equity interest representing approximately 15% of Heze Hongyuan Natural Gas Co., Ltd. (“Heze”), in which Rongjun holds a controlling interest.

In October 2022, the Company amended the terms of the loan by reducing the stated interest rate from 12% to 0% and extending the maturity date to January 10, 2027. The Company evaluated the modification under applicable U.S. GAAP and concluded that the revised terms were substantially different from the original terms. Accordingly, the modification was accounted for as an extinguishment of the original loan and the recognition of a new loan at its fair value on the modification date. The difference between the carrying value of the original loan and the fair value of the modified loan was recognized as a loss in earnings in 2022.

Following the modification, the loan is accounted for at amortized cost using the effective interest method. Although the modified loan bears no stated interest, interest income is recognized through the accretion of the initial discount, representing the difference between the fair value at recognition and the contractual principal amount, over the remaining term of the loan. As a result, the carrying value of the loan increases over time and is expected to accrete to its contractual principal amount at maturity.

The following table presents the accretion of the loan receivable:

Loan Receivable Accretion Schedule

Description	PV (at Modification)	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Interest Income (Accretion)	3,071,974	91,906	379,666	425,226	476,253
Ending Balance	3,071,974	3,163,881	3,543,547	3,968,773	4,445,025

The Company evaluated the collectability of the loan receivable in accordance with ASC 326, Financial Instruments – Credit Losses (CECL). Based on the Borrower’s financial condition, the underlying project economics, and forward-looking information, The Company evaluated the collectability of the loan receivable in accordance with ASC 326, Financial Instruments—Credit Losses (CECL). In estimating expected credit losses, management considered the borrower’s financial condition, the related-party nature of the investment, the status and expected economics of the underlying pipeline project, the remaining contractual term through January 2027, and other forward-looking information available as of December 31, 2025. Based on this assessment, the Company recorded an allowance for expected credit losses equal to approximately 20% of the amortized cost basis of the loan receivable.

The Company also evaluated the embedded conversion feature under ASC 815, Derivatives and Hedging, and concluded that bifurcation as a derivative is not required, as the underlying equity interests are not readily convertible to cash and the feature does not meet the criteria for derivative accounting.

NOTE 8 – ACCRUED EXPENSES

	December 31, 2025	December 31, 2024 (Restated)
Accrued Wages	$115,871	$78,221
Sales tax payable	28,178	15,014
Accrued Taxes and other	392,568	371,964
Total Accrued Expenses	$536,617	$465,199

NOTE 9 – WARRANT LIABILITY

On December 5, 2024, the Company entered into an Equity Line of Credit Agreement with Mast Hill Fund, L.P. (the “Investor”), pursuant to which the Investor committed to provide up to $5.0 million to the Company.

In connection with the agreement, the Company issued a purchase warrant to the Investor to purchase up to 33,333 shares of common stock at an initial exercise price of $30 per share (number of shares and exercise price are retroactively adjusted to reflect the 1-for-15 reverse stock split effective October 6, 2025 — see Note 2), subject to customary anti-dilution adjustments and a 4.99% beneficial ownership limitation. The warrant is exercising upon issuance and expires on the second anniversary of the issuance date.

The warrant contains a down-round provision whereby the exercise price will be reduced if the Company issues common stock, options, or convertible securities at a price below the then-current exercise price of the warrant.

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of December 31, 2025, the fair value of the warrant liability was remeasured to $20,474. The Company recognized a gain from the change in fair value of warrant liability of $57,674 and $26,596 for the years ended December 31, 2025 and 2024.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	Years Ended December 31,
	2025	2024
Fair value-beginning of period	$78,148	$104,744
Change in fair value	(57,674)	(26,596)
Fair value-end of period	$20,474	$78,148

NOTE 10 – NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% per month. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of December 31, 2025, the outstanding balance was $614,574 compared to $662,804 at December 31, 2024.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000.00 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $50,000 by the final calendar day of each month. The balance of this debt as of December 31, 2025, is $614,574.

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

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, the Note provides for a one-time interest charge of approximately 45% of the principal amount approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of September 30, 2025, the balance on the loans was approximately $0 and $0, respectively.

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, the Note provides for a one-time interest charge of approximately 45% of the principal amount approximately $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of September 30, 2025, the balance on the loans was approximately $0 and $0, respectively.

On or  about November 6, 2025, and December 31, 2025, the Company borrowed approximately $150,000, and $75,000, respectively, from Reliance Financial FL LLC (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, the Note provides for a one-time interest charge of approximately 45% of the principal amount approximately $210,000 and $105,000, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was approximately $157,500 and $71,250, respectively.

On January 10, 2025, and May 22, 2025 the Company borrowed approximately $135,000, and $35,150, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, the Note provides for a one-time interest charge of approximately 45% of the principal amount approximately $202,365, and $55,463, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loans was $0, and $155,896, respectively.

On June 30, 2025, the Company borrowed approximately $127,000 from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, the Note provides for a one-time interest charge of approximately 45% of the principal amount approximately $190,373 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 1, 2026, the balance on the loan was $0.

Convertible Notes Payable, Net

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

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025, and balance of this note as of December 31, 2025 was $0.

On June 21, 2024, Vermont Renewable Gas LLC (“VRG”), a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of the loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement, and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. FPM Development is in default, and there was $0 owed as of December 31, 2025.

On August 22, 2024, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $180,960 for a purchase price of $156,000 plus an original issue discount in the amount of $24,960. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $23,524. The Company shall make nine (9) payments, each in the amount of $22,720 to Diagonal. The first payment shall be due on September 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter, the note is due in full on May 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default (the “Event of Default”) into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

On September 2, 2024, the Company entered into a securities purchase agreement with Coventry pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $92,000 for a purchase price of $80,000 plus an original issue discount in the amount of $12,000. The Note provides for a one-time interest charge of ten percent (10%) of the principal amount equal to $9,200. The Company shall make ten (10) payments, each in the amount of $10,120 to Coventry. The first payment shall be due on October 1, 2024 with nine (9) subsequent payments due on the 1st day of each month thereafter, this note is due in full on July 30, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The Company will issue 1,000 commitment shares of its Common Stock to Coventry in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.60 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Coventry and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

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

On September 10, 2024, the Company entered into a securities purchase agreement with Mast pursuant to which the Company agreed to issue and sell to Mast a convertible promissory note of the Company in the principal amount of $612,000 for a purchase price of $612,000. The balance of this note as of December 31, 2025 was $0. The Note provides for an interest rate of eight percent (8%) per annum and the maturity date shall be December 31, 2025. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of sixteen percent (16%) per annum from the due date thereof until the same is paid. On the closing, Mast shall withhold a non-accountable sum of $12,000 from the purchase price to cover Mast’s legal fees in connection with the transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following the issue date of the Note (the “Issue Date”) into common stock of the Company, par value $0.001 per share, at the conversion price of $2.50 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Mast and its affiliates. If, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $1,000,000 (the “Minimum Threshold”) in the aggregate from any source after the Issue Date, including, but not limited to, from payments from customers and the issuance of equity or debt, Mast shall have the right in its sole discretion to require the Company to immediately apply up to 25% (the “Repayment Percentage”) of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding amounts then due under this Note; provided, however, that the Repayment Percentage shall increase to 50% once the Company and the Company’s majority-owned non-PRC subsidiaries have collectively received cash proceeds of more than $3,000,000 in the aggregate. The balance of this note as of December 31, 2025, was $0.

On September 30, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $150,650 for a purchase price of $131,000 plus an original issue discount in the amount of $19,650. The Note provides for a one-time interest charge of thirteen percent (13%) of the principal amount equal to $19,584. The Company shall make nine (9) payments, each in the amount of $18,915 to Diagonal. The first payment shall be due on October 30, 2024 with eight (8) subsequent payments due on the 30th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

On October 15, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $125,080 for a purchase price of $106,000 plus an original issue discount in the amount of $19,080. The Note provides for a one-time interest charge of fifteen percent (15%) of the principal amount equal to $18,762. The Company shall make nine (9) payments, each in the amount of $15,982 to Diagonal. The first payment shall be due on November 15, 2024 with eight (8) subsequent payments due on the 15th day of each month thereafter. Any amount of principal or interest on this Note which is not paid when due shall bear a default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

On November 8, 2024, the Company entered into a securities purchase agreement with Coventry, pursuant to which the Company agreed to issue and sell to Coventry a convertible promissory note of the Company in the principal amount of $101,000 for a purchase price of $96,000 plus an original issue discount in the amount of $5,000. The Note is due and payable on December 24, 2024 and provides for a interest rate of 3.94%, compounded monthly. The Company shall also issue to Coventry 2,667 unregistered shares of its common stock, par value $0.001 per share as loan commitment shares in connection with this transaction. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into Common Stock of the Company, subject to a beneficial ownership limitation of 4.99% of Coventry and its affiliates. The conversion price is the lower of $1.00 per share or the per share price of any issuance of the Company’s stock within the 30 days before or after the conversion, subject to anti-dilution adjustments. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

On November 18, 2024, as stated in the 3rd quarter of 2024 10Q filed on November 19, 2024, the Company and Mast, entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 9, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $160,000 on or before November 20, 2024, and the principal balance of the Note shall be increased by $160,000 on the date that the Company received the funding from Mast. The balance of this note as of December 31, 2025 was $0.

On November 29, 2024, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, a Arizona limited liability company, pursuant to which the Company agreed to issue and sell to Lender (i) a convertible promissory note of the Company in the principal amount of $105,000 and (ii) 2,667 shares of common stock of the Company, par value $0.001 per share, as inducement shares for this transaction, for an aggregate purchase price of $100,000. The Note becomes due and payable on February 28, 2025 and provides for a one-time interest charge of twelve percent (12%) of the principal amount payable on the Maturity Date. The Lender is entitled to convert at any time all or any part of the outstanding and unpaid amount under the Note into Common Stock of the Company, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Lender and its affiliates. The balance of this note as of December 31, 2025, was $0.

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

On December 11, 2024, the Company and Mast Hill entered into an amendment to that certain promissory note originally issued by the Company to Mast on September 10, 2024, in the original principal amount of $612,000. Pursuant to the Amendment, Mast shall pay the purchase price of an additional $50,000 on or before December 12, 2024, and the principal balance of the Mast Note shall be increased by $60,000 on the date that the Company received the funding from Mast. The original issuance and sale of the Mast Note was disclosed through the current report on Form 8-K that was filed with the SEC on September 13, 2024. The balance of this note as of December 31, 2025 was $0.

On December 12, 2024, the Company entered into a securities purchase agreement with Diagonal, pursuant to which the Company agreed to issue and sell to Diagonal a convertible promissory note of the Company in the principal amount of $93,725 for a purchase price of $81,500 plus an original issue discount in the amount of $12,225. A one-time interest charge of fifteen percent (15%) of the principal amount, equal to $14,058, is applied to the principal amount on the issuance date of the Note. The Company shall make six (6) repayments to Diagonal according to the payment schedule set forth in Section 1.2 of the Note, with the last repayment due on September 15, 2025. All or any part of the outstanding and unpaid amount under the Note may be converted at any time following an event of default into common stock of the Company, par value $0.001 per share, at the conversion price of $1.00 per share, subject to anti-dilution adjustments and a beneficial ownership limitation of 4.99% of Diagonal and its affiliates. Events of Default include failure to pay principal or interest, bankruptcy of the Company, delisting of the Common Stocks, and other events as set forth in the Note. The balance of this note as of December 31, 2025, was $0.

Effective January 16, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $1,637,833, and (ii) warrants to purchase 818,917 shares of Company common stock, for an aggregate purchase price of $1,474,050. The transaction closed on January 16, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $22,000 were paid from the gross purchase price, Mast Hill was paid $852,406 as payment in full of that certain promissory note issued by the Company to Mast Hill on or about September 10, 2024, and subsequently amended on or about December 11, 2024, and the Company receiving net funding of $308,051, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. As of December 31, 2025, the outstanding principal balance of the note was $0, with no accrued interest. The related original issue discount and the discount arising from the initial recognition of the derivative liability were fully amortized during the period. Accordingly, the carrying amount of the note was $0 at year-end.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $817,271. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $6.28, the closing stock price of the Company’s common stock on the date of valuation of $6.93, an expected dividend yield of 0%, expected volatility of 123%, risk-free interest rate ranging of 4.18%, and an expected term of one year.

During the twelve months ended December 31, 2025, this note was fully converted for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $0 resulting in a gain of $320,101 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68 an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.18%, and an expected term of 0.29 years. In addition, the Company recorded $817,271 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective February 28, 2025, the Company, entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $620,000, and (ii) warrants to purchase 310,000 shares of Company common stock, for an aggregate purchase price of $558,000. The transaction closed on February 28, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,000 were paid from the gross purchase price, the Company’s senior secured lender, Nations Interbanc, was paid $50,000 directly by Mast Hill from closing proceeds for the Company’s benefit, the Company received net funding of $500,000, and the note and warrants described above were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $37.50/share, or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.50, subject to adjustment as provided in the warrants. The balance of the note as of December 31, 2025, was $0 with accrued interest of $0, net with unamortized OID of $0 and unamortized discount from initial recognition of derivative liability of $0.

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

During the twelve months ended December 31, 2025, this note was fully converted for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $0 resulting in a gain of $143,870 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.13%, and an expected term of 0.41 years. In addition, the Company recorded $241,725 interest expense for amortization of debt discount from the initial recognition of derivative liability.

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $188,558 with accrued interest of $28,865, net with unamortized OID of $116,292 and unamortized discount from initial recognition of derivative liability of $33,300.

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $128,098. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.44 (before reverse stock split), the closing stock price of the Company’s common stock on the date of valuation of $0.43 (before reverse stock split), an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.86%, and an expected term of one year.

During the twelve months ended December 31, 2025, there was $356,528 conversion for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $54,619 resulting in a loss of $84,169 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68 an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 3.86%, and an expected term of 0.51 years. In addition, the Company recorded $97,798 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $384,000 with accrued interest of $23,566, net with unamortized OID of $15,374 and unamortized discount from initial recognition of derivative liability of $32,116. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $109,200. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.35, the closing stock price of the Company’s common stock on the date of valuation of $0.40 (before reverse stock split), an expected dividend yield of 0%, expected volatility of 92%, risk-free interest rate ranging of 3.98%, and an expected term of one year.

During the twelve months ended December 31, 2025, there was no conversion for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $121,482 resulting in a loss of $12,282 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 3.98%, and an expected term of 0.56 years. In addition, the Company recorded $77,084 interest expense for amortization of debt discount from the initial recognition of derivative liability.

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

On May 19, 2025, the Company entered into a securities purchase agreement with Lucas Ventures, LLC, an Arizona limited liability company (“Lucas Ventures”), pursuant to which the Company sold, and Lucas Ventures purchased, (i) a convertible promissory note in the original principal amount of $109,500, and (ii) 2,667 shares of Company common stock (the “Shares”) for a purchase price of $104,000. On May 19, 2025, the purchase price was paid by Lucas Ventures to the Company, and the note and shares were issued to Lucas Ventures. The note matures on August 15, 2025, accrues interest of 8% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following 90 days after note funding, at a conversion price of $0.50 (before reverse stock split) ; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% if the market capitalization of the Company falls below $2,500,000). As of December 31, 2025, the Company repaid this note in full. The balance of the note as of December 30, 2025, was $0.

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

During the year ended December 31, 2025, there was no conversion for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $0 resulting in a gain of $105 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.31, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 97%, risk-free interest rate of 4.12%, and an expected term of 0.67 years. In addition, the Company recorded $133,311 interest expense for amortization of debt discount from the initial recognition of derivative liability.

Effective July 18, 2025, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), pursuant to which the Company sold, and Firstfire purchased, (i) a junior secured convertible promissory note in the principal amount of $201,250, and (ii) 8,333 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 18, 2025, and on such date pursuant to the securities purchase agreement, Firstfire’s legal expenses of $5,500 were paid from the gross purchase price, the Company received net funding of $169,500, and the note and shares were issued to Firstfire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price on any trading date during 10 trading day period immediately preceding the conversion date. The balance of the note as of December 31, 2025, was $120,750 with accrued interest of $12,075, net with unamortized OID of $33,258 and unamortized discount from initial recognition of derivative liability of $52,501. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $61,383. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $2.58, the closing stock price of the Company’s common stock on the date of valuation of $3.51, an expected dividend yield of 0%, expected volatility of 95%, risk-free interest rate ranging of 4.08%, and an expected term of one year.

During the year ended December 31, 2025, there was no conversion for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $87,412 resulting in a gain of $43,794 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.12, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 4.08%, and an expected term of 0.79 years. In addition, the Company recorded $8,883 interest expense for amortization of debt discount from the initial recognition of derivative liability.

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

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share (before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of December 31, 2025, was $388,888 with accrued interest of $14,384, net with unamortized OID of $52,151 and unamortized discount from initial recognition of derivative liability of $105,399. The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $169,475. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $3.19, the closing stock price of the Company’s common stock on the date of valuation of $3.62, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 3.93%, and an expected term of one year.

During the twelve months ended December 31, 2025, there was no conversion for the convertible note with principal and accrued interest. On December 30, 2025, the derivative liabilities on the outstanding convertible note were revalued at $168,197 resulting in a gain of $1,278 for the period ended December 31, 2025, related to the change in fair value of the derivative liability. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $3.47, the closing stock price of the Company’s common stock on the date of valuation of $3.68, an expected dividend yield of 0%, expected volatility of 98%, risk-free interest rate of 3.96%, and an expected term of 0.87 years. In addition, the Company recorded $64,076 interest expense for amortization of debt discount from the initial recognition of derivative liability.

The following is the change in derivative liability for the twelve Months ended December 31, 2025:

Balance, January 1, 2025	$-

Issuance of new derivative liability	1,756,115
Conversions	(892,100)
Change in fair market value of derivative liability	(370,707)

Balance, December 31, 2025	$493,308

Total due to Convertible Notes

	December 31, 2025	December 31, 2024
Total convertible notes	$1,203,400	$2,649,197
Accrued Interest	73,253	492,401
Debt Discount	(1,068,067)	(93,725)
Amortization of debt discount	671,466	46,704
Total	$880,052	$3,094,577

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	As of December 31, 2025	As of December 31, 2024
Right-of-used assets	299,018	$166,727
Lease liabilities – current	131,728	$130,483
Lease liabilities – non-current	170,605	38,125
Total lease liabilities	302,333	$168,608

The weighted-average remaining lease term and the weighted-average discount rate of the above two leases are as follows:

Year Ended December 31, 2025

Weighted average remaining lease term (years)	2.30
Weighted average discount rate	6.87-10.00%

The following is a schedule, by year of lease payment for above two leases as of December 31, 2025:

For the 12 months ending	Lease Payment

December 31, 2026	154,805
2027	122,239
2028	60,529
Total undiscounted cash flows	337,573
Imputed Interest	35,240
Present value of lease liabilities	$302,333

Our lease expense ASC 842 lease for the year ended December 31, 2025 and 2024 was $191,233 and $175,700 respectively. Our short-term lease for the year ended December 31, 2025 and 2024 was $25,579 and $74,567.

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

On or about December 19, 2025, the Company issued 11,665 True-up shares of common stock to Lucas Venturew, LLC pursuant to a security purchase agreement dated May 19, 2025,

On or about December 24, 2025, the Company issued 913,842 shares of Company common stock with an investor pursuant to a subscription agreement for $395,328.

On or about December 24, 2025, the Company issued 461,631 shares of Company common stock with an investor pursuant to a subscription agreement for $199,702.

On or about December 29, 2025, the Company issued 194,527 shares of Company common stock with an investor pursuant to a subscription agreement for $84,152.

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of December 31, 2025 there were 9,421,047 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue 1,333,333 shares of preferred stock, par value $0.001 per share. Our Board of Directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of and number of shares to be included in each such series. Our Board of Directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

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

We previously authorized 29 shares of Series A Convertible Preferred Stock, 1,333 shares of Series B Convertible Preferred Stock, and 1,000 shares Series C Convertible Preferred Stock. As of August 20, 2006, all series A, B, and C preferred had been converted into common stock.

Effective August 7, 2013, our Board of Directors designated a series of our preferred stock as Series D Preferred Stock, authorizing 1,000 shares. Our Series D Preferred Stock offering terms authorized us to raise up to $1,000,000 with an over-allotment of $500,000 in multiple closings over the course of nine months. We received an aggregate of $750,000 in financing in subscription for Series D Preferred Stock, or ,500 shares.

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

On November 8, 2023, Clean Energy Technologies, Inc. (the “Company”) entered into an exchange agreement (the “Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (the “Holder”), pursuant to which the Company agreed to issue to the Holder 2,146,626 shares of the newly designated 15% Series E Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series E Preferred Stock”), in exchange for the outstanding balances and accrued interest of $1,955,122, as of November 8, 2023, under the six promissory notes the Company issued to the Holder from November 2022 to July 2023. Based on the analysis performed by an independent agency, the fair value of the stock, as at the valuation date was $3,210,206. Based on the settlement of $1,955,122, the company has recorded a loss of $1,255,084.

The Company has designated the rights of the Holder with respect to its shares of Series E Preferred Stocks pursuant to that certain Certificate of Designations, Preferences, and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”). Additionally, $0 of dividend has been accrued but not paid as of December 31, 2025.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Aggregate Intrinsic Value
Outstanding December 31, 2024	253,512	$25.35	0.58	-
Expired				-
Mar 15, 2024 – Subscription agreement	133,333	$15.00	-	-
Jun 18, 2024 – Subscription agreement	80,222	$24.00	-	-
Additions
Jan 16, 2025 – Mast Hill	54,594	$37.50	-	-
Feb 28, 2025 – Mast Hill	20,667	$37.50	4.16	-
Exercised	59,866	37.50	-	-
Outstanding December 31, 2025	55,352	$55.56	1.94	-

As of the reporting date, all warrants issued to Mast Hill on January 16, 2025, have been exercised.

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

On June 2, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, CETY invoiced VRG $110,517 in 2024 and $484,955 in 2025, which have been recorded as related party revenue in the respective periods.

CETY Renewables currently has $2,431,485 accounts receivable from Vermont Renewable Gas (“VRG”). The receivable relates to development, engineering, permitting, project management and other services performed under the turnkey agreement. As of December 31, 2025, the VRG project continued to advance through the permitting, engineering and development phases, including ongoing regulatory review and project milestones necessary for financing and construction. Management believes the revenue recognition criteria associated with these services continue to be met and that the receivable remains collectible based on the expected project financing, continued project advancement and CETY’s ownership interest in VRG. The receivable is not considered past due, as payment is expected upon achievement of project financing and other contractual milestones. Accordingly, no allowance for credit losses has been recorded as of December 31, 2025.

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

On or about July 1, 2025, Company’ subsidiary, Herbert YF Global Holding Limited (“Herbert”), entered into a Consulting Agreement (the “Linkage Consulting Agreement”) with Linkage International Limited (the “Consultant”), a Hong Kong company and one of the Company’s investors from the Company’s May 6, 2025, private placement (pursuant to which the Company had sold in the aggregate 715,447 shares of Company common stock at a price of $6.15 per share (on a split-adjusted basis), for aggregate gross proceeds of $4,400,000). Pursuant to the Linkage Consulting Agreement, the Consultant would provide services in connection with the potential acquisition of Ortus Climate Mitigation LLC’s Italian operations (the “Acquisition Target”), and the Company would pay the Consultant (i) HKD 5,000,000 as a non-refundable consulting fee, and (ii) HKD 25,000,000 as a refundable deposit for the acquisition of the Acquisition Target, which deposit is required to be refunded to Herbert if Herbert determines not to pursue an investment in or acquisition of the Acquisition Target. The Consultant rendered such acquisition services to the Company, and on July 8, 2025, paid the HKD 5,000,000 consulting fee to the Consultant ($640,902.52), and between July 10, 2025 and August 22, paid HKD 25,000,000 ($3,204,513) as a refundable deposit towards the acquisition of the Acquisition Target. On or about November 18, 2025, the Company and the Consultant amended the Linkage Consulting Agreement to provide additional recourse for the Company such that if the deposit is not refunded as agreed, the Consultant must ensure that 715,447 shares of Company common stock (the number of shares of common stock sold in the May 6, 2025, private placement) are returned to the Company for cancellation. The HKD 25 million (approximately $3.2 million) refundable deposit relates to the potential acquisition of the Acquisition Target described above that was negotiated by Herbert and is included in Other Assets on the consolidated balance sheet. Refundable acquisition deposits are evaluated for recoverability based on the contractual terms of the arrangement, the status of the underlying transaction, and other relevant facts and circumstances. Management evaluated the recoverability of the deposit as of December 31, 2025, and concluded that no impairment was required based on the contractual refund provisions, ongoing discussions regarding the transaction, and information available at year-end.

The RMB 5 million ($702,500) loan provided by Shuya to JHJ constitutes a related-party transaction. The loan is non-interest-bearing and has a one-year term, from September 26, 2025 through September 26, 2026. The funds were provided for JHJ’s general business development purposes. The loan was originated while Shuya was a consolidated subsidiary of the Company. Following the December 2025 disposal of Shuya, the loan remained outstanding under its original terms and was not modified, assigned, or extinguished as part of the transaction.

NOTE 14 - WARRANTY LIABILITY

For the year ended December 31, 2025 and 2024 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of December 31, 2025, and 2024 was 100,000 and $100,000.

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

In July 2022 JHJ and other three shareholders agreed to form and make total capital contribution of RMB 20 million ($2.81 million) with latest contribution due date in February 2066 into Sichuan Hongzuo Shuya Energy Limited (“Shuya”), JHJ owns 20% of Shuya. In August 2022 JHJ purchased 100% ownership of Sichuan Shunengwei Energy Technology Limited (“SSET”) for $0, who owns 29% of Shuya; Shunengwei is a holding company and did not have any operations nor made any capital contribution into Shuya as of the ownership purchase date by JHJ; right after the ownership purchase of SSET, JHJ ultimately owns 49% of Shuya. As a result of Consistent Action Agreement entered on December 31, 2022 the Company re-analyzed and determined that Shuya is the variable interest entity (“VIE”) of JHJ, and the Company consolidates Shuya into its consolidated financial statements effective on January 1, 2023. The non-controlling interest of Shuya represents the 10% equity ownership that is owned by Leishen, and 41% equity ownership owned by another shareholder. This asset was sold in December of 2025.

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

NOTE 16 – DiSPOSAL OF SUBSIDIARY

Background

In July 2022, the Company, through its wholly-owned subsidiary Jiangsu Huanya Jieneng New Energy Co., Ltd. (‘JHJ’), acquired a 49% equity interest in Sichuan Hongzuo Shuya Energy Limited (‘Shuya’), an entity engaged in pipeline natural gas and compressed natural gas trading activities in China.

On January 1, 2023, JHJ entered into a Consistent Action Agreement with other shareholders of Shuya, which resulted in the Company obtaining control over Shuya. Accordingly, the Company began consolidating Shuya as a variable interest entity effective January 1, 2023 in accordance with ASC 810.

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

Disposal Transaction

On December 12, 2025, the Company completed the disposal of its entire 49% equity interest in Shuya through equity transfer agreements with third parties for total consideration consisting of:

●Cash consideration of approximately $721,929 consisting of which is included in cash flows from investing activities in the accompanying consolidated statement of cash flows.

Gain on Disposal

The Company recognized a gain on disposal of $318,426 during the year ended December 31, 2025, which is presented in ‘Investment from Shuya’ in the accompanying consolidated statement of operations. The loss was calculated as the following table:

Fair value of consideration received:

Cash	$721,929
[Non-cash consideration]	$-
Total consideration	$721,929

Less: Carrying value of investment at disposal:

Beginning balance (January 1, 2025)	$485,889
Equity method loss (2025)	(133,676)
Effect of foreign currency translation	51,290
Carrying value at disposal	403,503
Gain on disposal	$318,426

The fair value of consideration received consisted primarily of cash proceeds and was measured based on the contractual cash amounts received at closing. Accordingly, no significant Level 3 valuation inputs were required under ASC 820.

Discontinued Operations Assessment

The Company evaluated whether the disposal of Shuya met the criteria for presentation as a discontinued operation under ASC 205-20 and concluded that it did not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results. Although the Company’s China operations generated approximately $1.17 million of revenue during 2025, those operating activities and related revenues were generated by JHJ, which remains part of the Company’s continuing operations. Shuya was not the primary operating entity generating such revenues, and the Company did not receive dividend distributions from Shuya. The disposal did not result in the exit of a major business line, customer base, geographic market, or strategic initiative and did not alter the Company’s core business strategy. Accordingly, management concluded that the disposal of Shuya does not qualify for discontinued operations presentation under ASC 205-20.

Results of Operations

For the period from January 1, 2025 through December 12, 2025, the Company recognized equity in net income of Shuya totaling $67,734, representing its 49% share of Shuya’s net income of approximately $138,232 for the period.

Additionally, the Company received actual payment of $201,410. Under the equity method, since the Company has already recognized its share of Shuya’s earnings, these investment receipts should be treated as a reduction of the carrying amount of the investment in Shuya.

Cash Flow Impact

The disposal resulted in cash proceeds of $721,929, which is included in cash flows from investing activities in the accompanying consolidated statement of cash flows.

Strategic Rationale

The Company disposed of its investment in Shuya as part of a strategic shift to focus on its core clean energy technology and distributed energy project development activities in North America and Europe, and to exit natural gas trading operations in China.

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

PRC

Under the Enterprise Income Tax (“EIT”) Law of the PRC, domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% EIT rate while preferential tax rates, tax holidays, and even tax exemption may be granted on case-by-case basis. From January 1, 2022 to December 31, 2025, small and low-profit enterprises with annual taxable income exceeding RMB 1 million but not more than RMB 3 million, the actual income to be taxed will be at 5% of annual taxable income, and the corporate income tax is paid at the rate of 5%.

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

The following table reconciles the statutory tax rate to the Company’s effective tax rate:

	For the year ended December 31,2025	For the year ended December 31,2024 (Restate)
Federal statutory tax expense (benefit)	(21.00)%	(21.00)%
State statutory	(6.76)%	(5.82)%
Tax rate difference	0.50%	2.54%
Permanent difference	0.13%	0.13%
Change in valuation allowance	27.13%	24.15%
Effective tax rate	-%	-%

The components of deferred tax assets (liabilities) are as follows:

	As of December 31, 2025		As of December 31, 2024 (Restate)
Deferred tax:
Allowance for doubtful accounts		$-		$-
Net operating loss (“NOL”) carrying forwards		10,197,351		8,462,315
Inventory provision		-		-
Change in fair value of derivative liability		123,773		-
Operating lease liabilities, net of right of use assets		2,998		2,014
Change in fair value of warrant liabilities		5,728		21,866
Total deferred tax assets, net		10,329,850		8,486,195
Less: valuation allowance		10,295,855		8,452,200
Total deferred tax assets, net		33,995		33,995

Deferred tax liability:	$		$
License and Patents		$33,995		$33,995
Deferred tax liability, net of deferred tax assets		$-		$-

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under applicable tax law. As of December 31, 2025, the Company’s PRC operating entities had $1.0 million net operating loss that can be carried forward to offset future taxable income for five years from the year the loss is incurred; the Company’s US parent had $41.3 million net operating loss that can be carried forward, for federal income tax purposes, NOLs arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income and may be carried forward indefinitely; for California income tax purposes, the entire NOL of 20.8 million can be carried forward up to 20 years; the Company’s Italy operating entity had $113,521 net operating loss that can be carried forward indefinitely to offset future taxable income, losses arising in the first three years of activity can be offset with 100% of taxable income, after that, tax losses can only be offset with taxable income for an amount not exceeding 80% of the taxable income. As of December 31, 2025 due to uncertainties surrounding future utilization on these NOLs, the Company recorded valuation allowance of $10.3 million, respectively, against the deferred tax assets based upon management’s assessment as to their realization.

As of December 31, 2025 and 2024, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense if any; however, there were no such interest and penalties as of December 31, 2025 and 2024.

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

SCHEDULE OF RESTATEMENT FOR THE FINANCIAL STATEMENTS

The following table presents the effects of the restatement to the accompanying consolidated balance sheet at December 31, 2024:

	As Previously Reported	Restated	Net Adjustment

Accounts receivable, net	$131,067	$8,389	$(122,678)
Deferred Equity Issuance cost	22,750	127,494	104,744
Long-term financing receivables-net	1,423,054	-	(1,423,054)
Contract assets	-	619,779	619,779

Total Assets	9,505,480	8,684,271	(821,209)

Customer Deposits	30,061	172,061	142,000
Warrant Liability	-	78,148	78,148

Total Liabilities	6,566,978	6,787,126	220,148

Additional paid-in capital	30,635,351	30,631,493	(3,858)
Accumulated deficit	(27,443,231)	(28,480,730)	(1,037,499)

Total stockholders’ Equity	2,938,502	1,897,145	(1,041,357)

Total Liabilities and stockholders’ Equity	$9,505,480	$8,684,271	$(821,209)

The following table presents the effects of the restatement to the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2024:

	As Previously Reported	Restated	Net Adjustment

General and Administrative expense	$797,518	$1,015,102	$217,584
Net Loss from Operations	(3,112,847)	(3,330,431)	(217,584)

Change in FV of warrant liability	-	26,596	26,596
Interest Income	-	57,011	57,011
Net Loss before income taxes	(4,416,319)	(4,550,296)	(133,977)

Net loss attributable to Clean Energy Technologies, Inc.	(4,416,319)	(4,550,296)	(133,977)
Total Comprehensive Loss	$(4,476,888)	$(4,610,865)	$(133,977)

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

On January 2, 2026, Pacific Pier converted $103,000 of the principal and $1,809 of interest of their note dated April 4, 2025 into 242,140 of our common shares.

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

On January 12, 2026, the Company entered into a note purchase agreement (the “Filled Purchase Agreement”) with Filled Converge Limited, a limited liability company formed under the laws of the British Virgin Islands (“Filled”) and Li Xiaoguang (collectively the “Sellers”), pursuant to which the Company would acquire from the Sellers a HK$11,700,000 portion of that certain Convertible Bond in the original principal amount of HK$356,375,000 issued by China Ruifeng Renewable Energy Holdings Limited, a Hong Kong listed company for a purchase price consisting of US$700,000 equivalent in HK$ (the “Cash Purchase Price”) and 1,932,000 shares of Company common stock (the “Shares”). $500,000 of the Cash Purchase Price was to be paid immediately, and the balance of the Cash Purchase Price of $200,000 was to be paid within 30 days of closing. The $500,000 was paid in January of 2026, and the $200,000 was paid by the issuance of the Noblebear Note described below.

On or about March 4, 2026, the Company entered into a securities purchase agreement (the “1800 SPA”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $147,840 (the “1800 Note”) for a purchase price of $132,000 (the “Transaction”).

The Transaction was funded by 1800 Diagonal and closed on March 4, 2026, and pursuant to the 1800 SPA, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $125,000, and the 1800 Note was issued to 1800 Diagonal.

The 1800 SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The 1800 SPA requires that the proceeds from the Transaction be used for general working capital purposes. The 1800 Note matures on December 15, 2026, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 9 monthly payments in the amount of $18,397.78 beginning on April 15, 2026, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the 1800 Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holder of the 1800 Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. Any amount of principal or interest not paid when due bears default interest at a rate of 22% per annum.

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

The Mega and Noblebear SPAs include customary representations, warranties and covenants by the Company. Each of the Mega and Noblebear Notes accrues interest at 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.646 (subject to adjustment if the Company issues shares at a lower price), provided, however, that a holder may not convert either of the Mega and Noblebear Notes (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 1,216,600 or 19.99% of the shares of Company common stock being issued per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holders of each of the Mega and Noblebear Notes are entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Effective April 20, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “PPC SPA”) with Pacific Pier Capital II, LP, a Delaware limited partnership (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, a convertible promissory note in the principal amount of $406,000 (the “PPC Note”) for a purchase price of $357,280 (the “PPC Transaction”), and one time fee of 48,720.

The PPC Transaction was funded by Pacific Pier and closed on April 20, 2026, and pursuant to the SPA, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $350,280, and the Note was issued to Pacific Pier. The PPC Note matures 12 months following the issue date set forth in the PPC Note (April 20, 2026), accrues interest of 12% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 85% of the lowest daily volume-weighted average price on any trading day during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the PPC Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the PPC Note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. In addition, pursuant to the Securities Purchase Agreement and applicable Nasdaq listing requirements, the issuance of shares upon conversion of the PPC Note is subject to an Exchange Cap of 2,000,000 shares unless shareholder approval is obtained to permit issuances in excess of such limit.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Based on our evaluation under the 2013 Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2025. The material weaknesses identified by management included:

● Deficiencies in controls over financial reporting that resulted in the restatement of previously issued financial statements.

● Deficiencies in controls over revenue recognition and the application of ASC 606.

● Deficiencies in controls over the accounting for complex financial instruments.

● Deficiencies in controls over the valuation and collectability of certain receivables and other assets.

● Deficiencies in controls over the financial statement close and review process.

During 2025 and in connection with the restatement process, management performed additional reviews and analyses related to revenue recognition, receivables, complex financial instruments, and financial statement preparation. Management also engaged external accounting advisors to assist in evaluating the appropriate accounting treatment for certain transactions and in strengthening the financial reporting process. Management continues to evaluate and implement additional remediation measures designed to address the material weaknesses described above. Consistent with the auditor’s letter, management is in the process of evaluating and implementing changes in internal control to address these matters.

(c) Changes in Internal Control over Financial Reporting

During the preparation of the restated financial statements, management performed additional reviews and analyses related to revenue recognition, accounts receivable, warrant accounting, and certain historical accounting matters. Management also worked with external accounting advisors and the Company’s independent registered public accounting firm to evaluate the appropriate accounting treatment for these matters. While these activities enhanced management’s review process, they did not constitute a material change in the Company’s internal control over financial reporting during the period.

ITEM 9B. OTHER INFORMATION

(a) Information Required to Be Disclosed in a Current Report on Form 8-K But Not Reported.

None.

(b) Director and Officer 10b5-1 Trading Arrangements.

During the fourth quarter of 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None. See “Disclosures Relating to Our Chinese Operations” for more information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are the individuals listed below as of December 31, 2025:

Name	Age	Position
Kambiz Mahdi	60	President, CEO, Director
Calvin Pang	41	CFO, Director
Lauren Morrison	70	Independent Director
Xiaotian Xiao	41	Independent Director
Ted Hsu	68	Independent Director

There are no family relationships among any of the directors or the executive officers.

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held two meetings during the fiscal year ended December 31, 2025, and executed multiple written consents to action without a meeting. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which they served as a director.

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

Director Independence

We had five members of our Board of Directors as of December 31, 2025, of which three members are considered independent.

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

Fiscal years 2025 and 2024 Annual Cash Compensation

We currently do not provide cash compensation to our directors and as such did not provide any cash compensation during the years ended December 31, 2025 and 2024.

Fiscal years 2025 and 2024 Equity Compensation

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

For the years ended December 31, 2025, and 2024, there were no stock options granted.

Discretionary Grants

Under the terms of the discretionary option grant provisions of the 2006 Plan and the 2011 Plan, non-employee directors are eligible to receive stock options or other stock awards granted at the discretion of the Board of Directors. No director received stock awards pursuant to the discretionary grant program during fiscal years ended December 31, 2025 or 2024.

Director Summary Compensation in fiscal years 2025 and 2024

None.

Change of Control and Termination Provisions

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2025, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2025, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2025, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Summary Compensation Table – Years Ended December 31, 2025, and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)	($)	($)(5)	($)
Kambiz Mahdi (6) Chief Executive Officer	2025	$275,000	$137,500	$-	$-	$-	$-	$18,000	$430,500
	2024	$275,000	$137,500	$-	$-	$-	$-	$18,000	$430,500
Calvin Pang (7) Chief Financial Officer	2025	$150,000	$75,000	$75,000	$-	$-	$-	$-	$225,000
	2024	$150,000	$75,000	$75,000	$-	$-	$-	$18,000	$225,000
Lance Woolley(8) Dir. Of operations	2024	190,284	-	-	-	-	-	7,988	198,272
	2025	190,284						7,988	198,272
Jamie Burrows(9) Dir. Of operations	2025	180,244	-	-	-	-	-	6,880	187,124
	2024	180,244	-	-	-	-	-	6,880	187,124

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that could not be properly reported in any other column of the table; consists of (i) $750.00 per month for health insurance and $750.00 per month for a car allowance for Mr. Mahdi, (ii) $316 per month for health insurance and $350 per month for a car allowance for Mr. Wooley, and (iii) $463 per month for health insurance and $110 per month for a phone allowance for Mr. Burrows.
(6)	On or about October 18, 2018, we entered into an at-will employment agreement with Mr. Mahdi, providing Mr. Mahdi an annual salary of $275,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(7)	On or about March 24, 2023, we entered into an at-will employment agreement with Mr. Pang, providing Mr. Pang an annual salary of $150,000, and a 50% cash bonus upon approval by the board of directors. The agreement may be terminated at any time.
(8)	Non-executive officer of the Company (disclosure for Mr. Wooley included per Item 402(a)(3)(iv) of Regulation S-K). On or about March 30, 2023, we entered into an at-will employment with Mr. Woolley as the director of operations, providing Mr. Woolley an annual salary of $190,284.
(9)	Non-executive officer of the Company (disclosure for Mr. Burrows included per Item 402(a)(3)(iv) of Regulation S-K). On or about December 17, 2015, we entered into an at-will employment with Mr. Burrows as the director of manufacturing, providing Mr. Burrows an annual salary of $165,000. On or about August 29, 2022, Mr. Burrows received a salary increase to $180,244.

Outstanding Equity Awards at 2024 Fiscal Year-End

There are 9,421,047 outstanding options or stock awards held by our named executive officers as of December 31, 2025.

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

In approving the bonus for fiscal year 2025, the Board considered Mr. Mahdi’s performance during the year, including his management of the Company’s operations, financing activities, identification of growth opportunities and strategic initiatives, and ongoing regulatory compliance efforts. Based on its evaluation, the Board approved the bonus in accordance with the terms of the employment agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and voting preferred stock as of April 15, 2026, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

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

The percentages below are calculated based on 9,421,047 shares of our common stock, and 0 shares of our series E preferred stock, issued and outstanding as of December 31, 2025. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof, which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of our company, Clean Energy Technologies, Inc., 1340 Reynolds Avenue, Unit 120, Irvine, California, 92614.

Name of Beneficial Owners (1)	Number of Shares of Common Stock Beneficially Owned	Percentage

5% Holders
Calvin Pang (1)	1,602,941	13.20%

Officers and Directors
Calvin Pang(1)	1,602,941	13.20%
Kambiz Mahdi (2)	154,503	1.3%
All directors and officers as a group	1,757,444	55.52%

(1)	Consists of 1,602,941 shares of common stock held by MGW Investment I Limited (“MGWI”). Our CFO and director, Calvin Pang, has voting and investment power with respect to common stock held by MGW Investment I Limited

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

Transactions with Related Persons

Please see note 13 in the notes to the financial statement for a discussion on transactions with related parties.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountant (TAAD LLP) for services rendered during the fiscal years ended December 31, 2025 and December 31, 2024, are set forth in the table below:

Services:	2025	2024
Audit Fees (1)	$318,489	$307,611
Audit Related Fees (2)	43,986
Tax Fees (3)	-
All Other fees	-	-
Total	$362,475	$307,611

(1)	Audit fees billed in 2025 and 2024 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consent and other services related to filings with the SEC.

(2)	Audit-related fees related to S-3 financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditor for the years ended December 31, 2025 and 2024, were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2025 and 2024, with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California on the 4th day of June, 2026.

REGISTRANT

CLEAN ENERGY TECHNOLOGIES, INC.

By:	/s/ Kambiz Mahdi
Kambiz Mahdi
Chief Executive Officer

Date: June 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title

/s/ Kambiz Mahdi		Chief Executive Officer and Director
By:	Kambiz Mahdi	(principal executive officer)
Date:	June 4, 2026

/s/ Calvin Pang		Chief Financial Officer and Director
By:	Calvin Pang	(principal financial and accounting officer)
Date:	June 4, 2026

/s/ Ted Hsu		Director
By:	Ted Hsu
Date:	June 4, 2026

/s/ Lauren Morrison		Director
By:	Lauren Morrison
Date:	June 4, 2026

/s/ Xiaotian Xiao		Director
By:	Xiaotian Xiao
Date:	June 4, 2026

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Bylaws (included as exhibit 3.2 to the Form SB-2/A filed on June 10, 2005).

3.3	Amended ByLaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018).

3.4	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated January 12, 2016).

3.5	Amended and Restated Articles dated, June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.6	Amended By-Laws, dated June 30, 2016 (included as exhibit 3.2 to our Current Report on Form 8-K dated July 6, 2016).

3.7	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.1 to the Form S-8 filed on August 28, 2017).

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Certificate of Designation for Series A Convertible Preferred Stock, dated May 20, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.3	Certificate of Designation for Series B Convertible Preferred Stock dated December 31, 2004 (included as exhibit 4.2 to the Form SB-2/A filed on June 10, 2005).

4.4	Sample Series A Warrant Purchase Agreement (included as exhibit 4.3 to the Form SB-2/A filed on October 26, 2005).

4.5	Sample Series B Warrant Purchase Agreement (included as exhibit 4.4 to the Form SB-2/A filed on October 26, 2005).

4.6	Sample Amended Series A Warrant Purchase Agreement (included as exhibit 4.5 to the Form SB-2/A filed on November 25, 2005).

4.7	Sample Amended Series B Warrant Purchase Agreement (included as exhibit 4.6 to the Form SB-2/A filed on November 25, 2005).

4.9	Amended Series A Warrant Agreement (included as exhibit 4.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.10	Amended Series B Warrant Agreement (included as exhibit 4.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

4.11	Probe Manufacturing, Inc. 2011 Omnibus Incentive Plan (included as exhibit 4.2 to the Form S-8 filed on April 18, 2011).

4.12	Voting Agreement, dated February 13, by and among, the Corporation, ETI IV, Kambiz Mahadi, John Bennett and the Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.24 to the Form 8-K filed on February 14,).

4.13	Description of Securities (included as exhibit 4.13 to the Annual Report on Form 10-K filed on May 28, 2020).

4.14	Subscription Agreement (included as exhibit 4.13 to the Form 1-A/A filed on December 19, 2019).

4.15	Form of Representative Warrant (included as exhibit 4.14 to the Form S-1/A filed on January 31, 2023).

10.1	Lease Agreement between Probe Manufacturing, Inc. (F.K.A. Probe Manufacturing Industries, Inc. and Reza Zarif and Kambiz Mahdi, dated May 2, 1997 (included as exhibit 10.1 to the Form SB-2/A filed on June 10, 2005).

10.2	Consulting Agreement between Probe Manufacturing Industries and Anthony Reed dated December 31, 2004 (included as exhibit 10.2 to the Form SB-2/A filed on June 10, 2005).

10.3	Legal Retainer Agreement between Probe Manufacturing, Inc. and Jeffrey Conrad dated May 20, 2004 (included as exhibit 10.3 to the Form SB-2/A filed on June 10, 2005).

10.4	Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated January 1, 2005 (included as exhibit 10.4 to the Form SB-2/A filed on June 10, 2005).

10.5	Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Capital, LLC dated January 1, 2005 (included as exhibit 10.5 to the Form SB-2/A filed on June 10, 2005).

10.6	Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated March 8, 2005 (included as exhibit 10.6 to the Form SB-2/A filed on June 10, 2005).

10.7	Line of Credit agreement between Probe Manufacturing, Inc. and Edward Lassiter dated March 22, 2005 (included as exhibit 10.7 to the Form SB-2/A filed on June 10, 2005).

10.8	Line of Credit agreement between Probe Manufacturing, Inc. and Rufina V. Paniego dated January 1, 2005 (included as exhibit 10.8 to the Form SB-2/A filed on June 10, 2005).

10.9	Promissory Note between Probe Manufacturing, Inc and Ashford Transitional Fund, L.P. dated September 20, 2004 (included as exhibit 10.10 to the Form SB-2/A filed on June 10, 2005).

10.10	Engagement Letter between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.11 to the Form SB-2/A filed on June 10, 2005).

10.11	Series A Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated May 20, 2004 (included as exhibit 10.12 to the Form SB-2/A filed on June 10, 2005).

10.12	Series A Convertible Preferred Stock Purchase Agreement with Reza Zarif dated May 20, 2004 (included as exhibit 10.13 to the Form SB-2/A filed on June 10, 2005).

10.13	Series A Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated May 20, 2004. (included as exhibit 10.14 to the Form SB-2/A filed on June 10, 2005).

10.14	Series B Convertible Preferred Stock Purchase Agreement with eFund Capital Partners, LLC dated December 31, 2004 (included as exhibit 10.15 to the Form SB-2/A filed on June 10, 2005).

10.15	Series B Convertible Preferred Stock Purchase Agreement with Reza Zarif dated December 31, 2004 (included as exhibit 10.16 to the Form SB-2/A filed on June 10, 2005).

10.16	Series B Convertible Preferred Stock Purchase Agreement with Kambiz Mahdi dated December 31, 2004 (included as exhibit 10.17 to the Form SB-2/A filed on June 10, 2005).

10.17	Agreement to Cancel and Return shares of common stock between Probe and eFund Capital Partners, LLC, Ashford Capital, LLC, Reza Zarif, Kambiz Mahdi, dated December 31, 2004 (included as exhibit 10.18 to the Form SB-2/A filed on June 10, 2005).

10.18	Promissory note with eFund Capital Partners, LLC dated October 12, 2004 (included as exhibit 10.19 to the Form SB-2/A filed on June 10, 2005).

10.19	Promissory note with Rufina V. Paniego dated July 14, 2004 (included as exhibit 10.20 to the Form SB-2/A filed on June 10, 2005).

10.20	Sample purchase order agreement with Celerity, Inc (included as exhibit 10.20 to the Form SB-2/A filed on October 26, 2005).

10.21	Sample purchase order agreement with Newport Corporation (included as exhibit 10.21 to the Form SB-2/A filed on October 26, 2005).

10.22	Sample purchase order agreement with Asymteck Corporation (included as exhibit 10.22 to the Form SB-2/A filed on October 26, 2005).

10.23	Sample purchase order agreement with Jetline Engineering Corporation (included as exhibit 10.23 to the Form SB-2/A filed on October 26, 2005).

10.24	Sample purchase order agreement with our supplier Future Active, Inc (included as exhibit 10.24 to the Form SB-2/A filed on October 26, 2005).

10.25	Sample purchase order agreement with our supplier Arrow Electronics, Inc. (included as exhibit 10.25 to the Form SB-2/A filed on October 26, 2005).

10.26	Intentionally Omitted

10.27	Sublease Agreement with Quantum Fuel System Technologies, Inc. (included as exhibit 10.1 to the Form 8-K filed on September 21, 2006).

10.28	Form Of Stock Subscription Agreement By And Between Quantum Fuel Systems Technologies Worldwide, Inc. And Probe Manufacturing, Inc. (included as exhibit 99 to our definitive 14D filed on October 5, 2006).

10.29	Employment Agreement with Reza Zarif, Chief Executive Officer of Probe Manufacturing, Inc. (included as exhibit 10.1 to Form 8-K filed on June 14, 2006).

10.30	Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.2 to Form 8-K filed on June 14, 2006).

10.31	Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.3 to Form 8-K filed on June 14, 2006).

10.32	Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.4 to Form 8-K filed on June 14, 2006).

10.33	Amended Series C Convertible Preferred Exchange Agreement with eFund Capital Partners, LLC (included as exhibit 10.1 to Form 8-K filed on August 14, 2006).

10.34	Amended Series C Convertible Preferred Exchange Agreement with Reza Zarif (included as exhibit 10.2 to Form 8-K filed on August 14, 2006).

10.35	Amended Series C Convertible Preferred Exchange Agreement with Kambiz Mahdi (included as exhibit 10.3 to Form 8-K filed on August 14, 2006).

10.36	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.1 to the Form 8-K filed on August 23, 2006).

10.37	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.2 to the Form 8-K filed on August 23, 2006).

10.38	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Frank Kavanaugh dated August 10, 2006 (included as exhibit 10.3 to the Form 8-K filed on August 23, 2006).

10.39	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Kambiz Mahdi dated August 10, 2006 (included as exhibit 10.4 to the Form 8-K filed on August 23, 2006).

10.40	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Reza Zarif dated August 10, 2006 (included as exhibit 10.5 to the Form 8-K filed on August 23, 2006).

10.41	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Rufina Paniego dated August 10, 2006 (included as exhibit 10.6 to the Form 8-K filed on August 23, 2006).

10.42	Amended Line of Credit agreement between Probe Manufacturing, Inc. and eFund Capital Partners, LLC dated August 10, 2006 (included as exhibit 10.7 to the Form 8-K filed on August 23, 2006).

10.43	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Benner Exemption Trust dated August 10, 2006 (included as exhibit 10.8 to the Form 8-K filed on August 23, 2006).

10.44	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ed Lassiter dated August 10, 2006 (included as exhibit 10.9 to the Form 8-K filed on August 23, 2006).

10.45	Amended Line of Credit agreement between Probe Manufacturing, Inc. and William Duncan dated August 10, 2006 (included as exhibit 10.10 to the Form 8-K filed on August 23, 2006).

10.46	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Hoa Mai dated August 10, 2006 (included as exhibit 10.11 to the Form 8-K filed on August 23, 2006).

10.47	Amended Line of Credit agreement between Probe Manufacturing, Inc. and Ashford Transition Fund dated August 10, 2006 (included as exhibit 10.12 to the Form 8-K filed on August 23, 2006).

10.48	Employee Profit Sharing Plan (included as exhibit 10.13 to the Form 8-K filed on August 23, 2006).

10.49	Probe Manufacturing 2006 Employee Incentive Stock Option Plan (included as exhibit 10.14 to the Form 8-K filed on August 23, 2006).

10.50	Amended and Restated Series A Warrant Agreement (included as exhibit 10.1 to the Form 8-K filed on November 15, 2006).

10.51	Amended and Restated Series B Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on November 15, 2006).

10.52	Contract Services Agreement for purchase order No. 43103 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.53	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007).

10.55	Contract Services Agreement for purchase order No. 43104 between Probe Manufacturing, Inc. and Mettler Electronics Corp. dated May 8, 2007. (included as exhibit 10.1 to the Form 8-K filed on May 22, 2007)

10.56	Probe Manufacturing, Inc. 2008 Directors Stock Compensation Plan (included as attachment to PRE14A Form 8-K filed on November 19, 2007).

10.57	Employment Letter of John Bennett date February 28, 2008 (included as exhibit 10.1 to the Form 8-K filed on February 29, 2008 and March 27, 2008).

10.58	Amended Sublease Agreement dated May 19, 2008 (included as exhibit 10.1 to the Form 8-K filed on May 23, 2008).

10.59	Letter of Intent between Probe Manufacturing and Solar Masters (included as exhibit 10.1 to the Form 8-K filed on July 28, 2008).

10.60	Amended Letter of intent to acquire the assets of Solar Master Company (included as exhibit 10.1 to the Form 10-Q filed on August 12, 2008).

10.61	Agreement for the sale and purchase of business assets of Solar Masters, LLC date August 13, 2008 (included as exhibit 10.1 to the Form 8-K filed on August 21, 2008).

10.62	Executive Consulting Agreement with Barrett Evans (included as exhibit 10.1 to the Form 8-K filed on September 12, 2008).

10.63	Engagement Letter of W. T. Uniack & Co. CPA’s P.C. (included as exhibit 10.1 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.64	Letter to Reza Zarif regarding Resignation Letter (included as exhibit 10.2 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.65	Resignation letter from Board of Directors. (included as exhibit 10.3 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.66	Response from Reza Zarif Regarding 8-K dated September 25, 2008 (included as exhibit 10.4 to the Form 8-K filed on November 10, 2008 and amended on November 18, 2008).

10.67	Settlement Agreement and General release with Reza Zarif, dated June 2009. (included as exhibit 10.1 to the Form 8-K filed on August 12, 2009).

10.68	Sale of Solar Masters to Solar Masters Acquisition Company dated July 2009 (included as exhibit 10.2 to the Form 8-K filed on August 12, 2009).

10.69	Sale of Common Stock to KB Development Group, LLC (included as exhibit 10.3 to the Form 8-K filed on August 12, 2009).

10.70	Resignation Letters of Barrett Evans and Jeffrey Conrad (included as exhibit 10.4 to the Form 8-K filed on August 12, 2009).

10.71	Summary of lease terms regarding Lease Agreement between Probe Manufacturing, Inc. and Benhard Family Trust dated October 14, 2009 (included as exhibit 10.1 to the Form 8-K filed on November 20, 2009).

10.72	Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011 (included as exhibit 10.1 to the Form 8-K filed on February 24, 2011).

10.73	Inventory Finance Rider to Accounts Receivable Purchasing Agreement by and between Probe Manufacturing, Inc. and DSCH Capital Partners, LLC d/b/a Far West Capital, dated February 17, 2011 and effective as of February 18, 2011. (included as exhibit 10.2 to the Form 8-K filed on February 24, 2011).

10.74	Agreement and Plan of Acquisition between Probe Manufacturing, Inc., Trident Manufacturing, Inc. and the Shareholders of Trident Manufacturing, Inc., dated March 13, 2013 (included as exhibit 10.1 to the Form 8-K filed on March 15, 2013).

10.75	Form of Series D Preferred Stock Purchase Agreement. (included as exhibit 10.1 to the Form 8-K filed on August 8, 2013).

10.76	Form of Series F Warrant Agreement (included as exhibit 10.2 to the Form 8-K filed on August 8, 2013).

10.77	Form of Series G Warrant Agreement (included as exhibit 10.3 to the Form 8-K filed on August 8, 2013).

10.78	OEM Agreement between the Company and S-Ray, Incorporated, dated November 21, 2014 (included as exhibit 10.1 to the Form 8-K filed on November 24, 2014).

10.79	Form of Stock Purchase Agreement (included as exhibit 10.1 to the Form 8-K filed on December 17, 2014).

10.80	Registration Rights Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 4.1 to the Form 8-K filed on September 21, 2015).

10.81	Asset Purchase Agreement, by and between the Company and General Electric International, Inc., dated as of September 11, 2015 (included as exhibit 10.1 to the Form 8-K filed on September 21, 2015)

10.82	Transaction Completion and Financing Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015 (included as exhibit 10.2 to the Form 8-K filed on September 21, 2015).

10.83	Loan, Guarantee, and Collateral Agreement, by and between the Company and ETI Partners IV LLC, dated as of September 11, 2015. (included as exhibit 10.3 to the Form 8-K filed on September 21, 2015).

10.84	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on August 22, 2016).

10.85	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016. (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.86	Securities Purchase agreement between the company and Peak One Opportunity Fund, LP (included as exhibit 10.4 to the Form 10-Q filed on November 18, 2016).

10.87	Subscription Agreement by and between the Company and Cyberfuture One LP, dated October 31, 2016 (included as exhibit 10.1 to the Form 8-K/A filed on April 20, 2017).

10.88	Escrow Funding Agreement dated November 1, 2016 between Red Dot Investment, Inc., a California corporation and the Registrant (included as exhibit 10.2 to the Form 8-K/A filed on April 20, 2018).

10.89	Partial Debt Settlement Agreement by and between EMA Financial, LLC, a Delaware limited liability company and the Registrant, dated January 9, 2017 (included as exhibit 10.1 to the Form 8-K filed on April 20, 2017).

10.90	Payoff Agreement by and between the Registrant and JSJ Investments, Inc., dated February 13, 2017 (included as exhibit 10.2 to the Form 8-K filed on April 20, 2017).

10.91	Credit Agreement and Promissory Note by and between Megawell USA Technology Investment Fund I LLC, a Wyoming limited liability company in formation and the Registrant, dated December 31, 2016 (included as exhibit 10.3 to the Form 8-K filed on April 20, 2017).

10.92	Common Stock Purchase Agreement by and between MGW Investment I Limited and the Registrant, dated February 13, 2018 (included as exhibit 10.20 to the Form 8-K filed on February 15, 2018).

10.93	Convertible Note Stock Purchase Agreement by and between the Registrant and Confections Ventures, Inc., dated February 13, 2018 (included as exhibit 10.21 to the Form 8-K filed on February 15, 2018).

10.94	$939,500 Convertible Promissory Note by and between Confections Ventures, Inc. and the Registrant, dated February 13, 2018 (included as exhibit 10.22 to the Form 8-K filed on February 15, 2018).

10.95	ETI IV LLC Settlement Agreement by and between the Registrant and ETI IV LLC, dated February 13, 2018 (included as exhibit 10.23 to the Form 8-K filed on February 15, 2018).

10.96	Reddot Settlement Agreement by and between the Registrant and Reddot Investment Inc., dated February 13, 2018 (included as exhibit 10.24 to the Form 8-K filed on February 15, 2018).

10.97	$153,123 Convertible Promissory Note of the Corporation to MGW Investment I Limited, dated February 8, 2018 (included as exhibit 10.25 to the Form 8-K filed on February 15, 2018).

10.98	Form of $83,000 Convertible Promissory Note, dated 13, 2018 of Clean Energy Technologies Inc to Power Up Lending Group LTD. (Included as exhibit 10.98 to the Form 1-A/A filed on September 27, 2019)

10.99	Form of $138,000 Convertible Promissory Note of Clean Energy Technologies, Inc. to Power Up Lending LTD dated February 13, 2019. (Included as exhibit 10.99 to the Form 1-A/A filed on September 27, 2019)

10.100	Form of Executive Employment Agreement between Clean Energy Technologies, Inc and John Bennett dated May 17, 2019 and effective May 1, 2019. (Included as exhibit 10.100 to the Form 1-A/A filed on September 27, 2019)

10.101	Form of Subscription Agreement between Clean Energy Technologies, Inc. and MGW Investment I Limited, dated May 31, 2019. (Included as exhibit 10.101 to the Form 8-K filed on June 5, 2019).

10.102	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.103	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.102 to the Form 8-K filed on November 4, 2019).

10.104	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.104 to the Form 10-K filed on June 4, 2020).

10.105	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated January 8, 2020 (Included as exhibit 10.105 to the Form 10-K filed on June 4, 2020).

10.106	Form of Securities Purchase Agreement between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated February 20, 2020 (Included as exhibit 10.106 to the Form 10-K filed on June 4, 2020).

10.107	Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated October 29, 2019 (Included as exhibit 10.107 to the Form 10-K filed on June 4, 2020).

10.108	Employment Agreement between Kambiz Mahdi and Form of Convertible Promissory Note between Power-Up Lending Group Ltd. and Clean Energy Technologies, Inc., effective July 1, 2019 (Included as exhibit 10.108 to the Form 10-K filed on June 4, 2020).

10.109	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.109 to the Form 8-K filed on June 10, 2020).

10.110	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of June 8, 2020 (Included as exhibit 10.110 to the Form 8-K filed on June 10, 2020).

10.111	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.111 to the Form 8-K filed on July 8, 2020).

10.112	Form of $164,800 Convertible Promissory Note, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC(Included as exhibit 10.112 to the Form 8-K filed on July 8, 2020).

10.113	Form of Common Stock Purchase Warrant, dated July 6, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.113 to the Form 8-K filed on July 8, 2020).

10.114	Form of Securities Purchase Agreement, dated July 6, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.114 to the Form 8-K filed on August 25, 2020).

10.115	Form of $164,800 Convertible Promissory Note, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.115 to the Form 8-K filed on August 25, 2020).

10.116	Form of Common Stock Purchase Warrant, dated August 18, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC (Included as exhibit 10.116 to the Form 8-K filed on August 25, 2020).

10.117	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020 (Included as exhibit 10.117 to the Form 8-K filed on August 25, 2020).

10.118	Form of Convertible $128,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated July 15, 2020. (Included as exhibit 10.118 to the Form 8-K filed on August 25, 2020).

10.119	Form of Securities Purchase Agreement, dated October 14, 2020, by and between Clean Energy Technologies, Inc. and LGH Investments, LLC (Included as exhibit 10.119 to the Form 8-K filed on October 19, 2020).

10.120	Form of $164,800 Convertible Promissory Note, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.120 to the Form 8-K filed on October 19, 2020).

10.121	Form of Common Stock Purchase Warrant, dated October 14, 2020, issued by Clean Energy Technologies, Inc. to LGH Investments, LLC. (Included as exhibit 10.121 to the Form 8-K filed on October 19, 2020).

10.122	Form of Securities Purchase Agreement between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.122 to the Form 8-K filed on October 19, 2020)

10.123	Form of Convertible $63,000 Promissory Note between PowerUp Lending Group Ltd. and Clean Energy Technologies, Inc., dated September 9, 2020. (Included as exhibit 10.123 to the Form 8-K filed on October 19, 2020).

10.124	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020. (Included as exhibit 10.124 to the Form 8-K filed on November 20, 2020)

10.125	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of November 10, 2020 (Included as exhibit 10.125 to the Form 8-K filed on November 20, 2020).

10.126	Form of Securities Purchase Agreement between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020)

10.127	Form of Convertible $53,000 Promissory Note between Power Up Lending Group Ltd. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.126 to the Form 8-K filed on December 23, 2020).

10.128	Form of Equity Financing Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.129	Form of Registration Rights Agreement with GHS Investments, LLC, dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 2, 2021.

10.130	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.131	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum (Included as exhibit 10.132 to the Form 8-K filed on September 10, 2021).

10.132	Form of $226,345 Original Issue Discount Note, due September 7, 2022, with Geneva Roth Remark Holdings Inc. carrying 10% interest per annum dated September 28, 2021 (Included as exhibit 10.132 to the Form 8-K filed on October 5, 2021).

10.133	Form of Securities Purchase Agreement with Geneva Roth Remark Holdings Inc., dated as of August 31, 2021 (Included as exhibit 10.133 to the Form 8-K filed on October 5, 2021).

10.134	Form of The Conditional Stock Purchase Agreement between Clean Energy Technologies (H.K.) Limited., a wholly owned subsidiary of Clean Energy Technologies Inc. and Mr. Li Chin-kun, dated as of November 8, 2020. (Included as exhibit 10.134 to the Form 8-K filed on November 10, 2021)

10.135	Form of Convertible $650,000 Promissory Note between Universal Scope, Inc. and Clean Energy Technologies, Inc., dated as of December 18, 2020. (Included as exhibit 10.135 to the Form 8-K filed on December 28, 2021)

10.136	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dates August 20, 2021 (included as exhibit 10.136 to the annual report on Form 10-K/A filed on April 19, 2024).

10.137	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the annual report on Form 10-K/A filed on April 19, 2024).

10.138	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022. (Included as exhibit 10.138 to the Form 8-K filed on May 9, 2022)

10.139	Form of $750,000 Convertible Promissory Note dated May 6, 2022. (Included as exhibit 10.139 to the Form 8-K filed on May 9, 2022)

10.140	Form of Warrant (Included as exhibit 10.140 to the Form 8-K filed on May 9, 2022)

10.141	2006 Incentive Stock Plan of the Company (Included as Exhibit 10.14 of Probe Manufacturing to the Form 8-K filed on August 23, 2006)

10.142	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Jefferson Street Capital, LLC. dated August 5, 2022. (Included as Exhibit 10.142 of the Company on Form 8-K filed on August 16, 2022)

10.143	Form of $138,888.88 Convertible Promissory Note dated August 5, 2022. (Included as Exhibit 10.143 of the Company on Form 8-K filed on August 16, 2022)

10.144	Form of Jefferson Warrant (Included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022)

10.145	Form of $750,000 Convertible Promissory Note dated August 17, 2022. (Included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022)

10.146	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC. dated August 17, 2022. (Included as Exhibit 10.146 of the Company on Form 8-K filed on August 25, 2022)

10.147	Form of First Fire Warrant (Included as Exhibit 10.147 of the Company on Form 8-K filed on August 25, 2022)

10.148	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Global Opportunities Fund, LLC. dated September 1, 2022. (Included as Exhibit 10.148 of the Company on Form 8-K filed on September 9, 2022)

10.149	Form of $138,888.88 Convertible Promissory Note dated September 1, 2022. (Included as Exhibit 10.149 of the Company on Form 8-K filed on September 9, 2022)

10.150	Form of Warrant (Included as Exhibit 10.150 of the Company on Form 8-K filed on September 9, 2022)

10.151	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022. (Included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022)

10.152	Form of $300,000 Convertible Promissory Note dated September 23, 2022. (Included as Exhibit 10.152 of the Company on Form 8-K filed on September 9, 2022)

10.153	Form of Warrant (Included as Exhibit 10.153 of the Company on Form 8-K filed on September 23, 2022)

10.154	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022. (Included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022)

10.155	Form of Promissory Note dated October 25, 2022. (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.156	Form of Warrant (Included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022)

10.157	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022. (Included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022)

10.158	Form of Promissory Note dated November 10, 2022. (Included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022)

10.159	Form of Warrant (Included as Exhibit 10.159 of the Company on Form 8-K filed on November 22, 2022)

10.160	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (Included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.161	Form of Promissory Note dated December 5, 2022 (Included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.162	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (Included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.163	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (Included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.164	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (Included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.165	Form of Warrant (Included as Exhibit 10.165 of the Company on Form 8-K filed on January 3, 2023).

10.166	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (Included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.167	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (Included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.168	Form of Warrant (Included as Exhibit 10.168 of the Company on Form 8-K filed on January 25, 2023)

10.169	Form of Calvin Pang Employment Agreement (Included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023)

10.170	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (Included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023)

10.171	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (Included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023)

10.172	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (Included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023)

10.173	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (Included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.174	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (Included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.175	Form of Warrant (Included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.176	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (Included as Exhibit 10.176 of the Company on Form S-1/A filed on March 20, 2023)

10.177	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC. (Included as Exhibit 10.177 of the Company on Form S-1/A filed on March 20, 2023)

14.1	Amended and Restated Code of Business Conduct and Ethics, adopted September 23, 2011 (included as exhibit 14.1 to the Form 8-K filed on September 29, 2011).

21.1	List of Subsidiaries (included as exhibit 21.1 to the annual report on Form 10-K/A filed on April 19, 2024).

23.1*	Consent of the Independent Auditor

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

