Form 10-Q
period 2026-03-31
Clean Energy Technologies, Inc.
filed 2026-07-27
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of July 24, 2026, there were 12,166,106 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2026 (unaudited)

Financial Statement Index

Consolidated Balance Sheets March 31, 2026 (unaudited) and December 31, 2025 (audited)	4

Consolidated Statements of Operations and comprehensive income (loss), for the Three Months Ended March 31, 2026 (unaudited) and March 31, 2025 (Restated) (unaudited)	5

Consolidated Statements of Stockholders Equity for the Three Months Ended March 31, 2026 (unaudited) and March 31, 2025 (Restated) (unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 (unaudited) and March 31, 2025 (Restated) (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

March 31, 2026 (Unaudited) and December 31, 2025 (Audited)

	Unaudited	Audited
	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash	39,078	602,461
Accounts receivable	32,582	39,406
Accounts receivable - Related Party	2,350,797	2,350,797
Convertible Note Receivable	2,003,454	-
Advance to supplier – Current	2,085,965	2,079,888
Deferred Equity Issuance cost	104,744	104,744
Investment - Jiangsu Gaozheng	2,755	-
Due from related party	337,824	369,804
Loan Receivable – Current	279,151	238,645
Inventory	533,387	470,206
Total Current Assets	7,769,737	6,255,951
Non-Current Assets
Property & Equipment - Net	13,512	14,043
Goodwill	747,976	747,976
Loans receivable – Non Current	758,063	747,607
Contract Assets	677,918	677,918
License	354,322	354,322
Patents	68,065	71,034
Right of use asset - long term	279,851	299,018
Other Assets – Related party	3,244,420	3,244,420
Total Non-Current Assets	6,144,127	6,156,338
Total Assets	13,913,864	12,412,289

Liabilities
Current Liabilities
Accounts Payable	1,684,850	1,639,424
Accrued Expenses	564,451	536,617
Customer Deposits	811,877	759,611
Warranty Liability	100,000	100,000
Warrant Liability	23,573	20,474
Deferred Revenue	33,000	33,000
Derivative Liability	721,678	493,308
Facility Lease Liability - Current	139,883	131,728
Line of Credit	623,641	614,575
Due to Related Party	63,950	63,950
Convertible Notes Payable	1,794,742	880,052
Short-Term Notes Payable	171,821	722,350
Total Current Liabilities	6,733,466	5,995,089
Non current liabilities
Facility Lease Liability - Long Term	149,752	170,605
Total Non current liabilities	149,752	170,605
Total Liabilities	6,883,218	6,165,694

Equity
Common stock, $0.001 par value; 133,333,333 authorized shares; 12,166,106 and 9,421,047 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,166	9,421
Additional Paid-In Capital	43,119,201	41,706,098
Accumulated other comprehensible loss	(138,522)	(168,923)
Accumulated Deficit	(35,962,199)	(35,299,999)
Total Equity	7,030,646	6,246,597
Total Liabilities & Equity	13,913,864	12,412,291

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations and comprehensive income (loss)

for the three months ended March 31, 2026 (Unaudited) and 2025 (Unaudited) (Restated)

	Three Months
	2026	2025
Sales	783,705	265,835
Sales - Related Party	-	176,105
Total Income	783,705	441,940

Cost of Goods Sold	797,635	30,062

Gross Profit	(13,930)	411,878

Expense
General and Administrative Expense	147,729	222,557
Salaries	294,433	433,799
Travel	28,062	32,377
Professional Fees Legal & Accounting	167,021	66,213
Facility Lease and Maintenance	65,140	66,741
Depreciation and Amortization	2,969	2,969
Total Expense	705,354	824,656

Net Profit / (Loss) From Operations	(719,284)	(412,778)

Other Income & Expense
Other Income	584,613	21,413
Change in FV of Warrant Liability	(3,100)	(17,837)
Change in FV of Derivative Liability	(8,476)	1,691
Interest Income	-	$14,052
Investment income (loss) from Shuya	-	81,638
Interest and Financing fees	(515,128)	(348,186)
Net Profit / (Loss) Before Income Taxes	(661,375)	(660,007)

Income Tax Expense	(825)	(49)
Net Profit / (Loss)	(662,200)	(660,058)

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(662,200)	(660,058)

Other Comprehensive Item
Foreign Currency Translation Gain	30,401	12,241
Total Comprehensible Income / (Loss)	(631,799)	(647,817)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	11,613,409	3,107,559

Net Profit / (Loss) per common share basic and diluted	(0.05)	(0.21)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

for the three months ended March 31, 2026 (Unaudited) and 2025 (Unaudited) (Restated)

Description	Common Stock Shares	Amount	Preferred Stock Shares	Amount		Common Stock to be issued Amount		Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Non Controlling	Stock holders’ Equity Totals
December 31, 2024	3,022,103	$3,022	756,139		$756	$		$30,631,493	$(257,396)	$(28,480,730)	-	$1,897,145
Shares issued for stock compensation	1,667	2	-		-		-	11,998	-	-	-	12,000
Shares issued for debt inducement	3,740	4	-		-		-	28,047	-	-	-	28,051
Shares issued for series E preferred conversion	137,720	138	(756,139)		(756)		-	618	-	-	-	-
Value of the warrants issued for Mast Hill	-	-	-		-		-	303,747	-	-	-	303,747
Accumulated Comprehensive	-	-	-		-		-	-	12,241	-	-	12,241
Accrued Series E preferred dividend	-	-	-		-		-	53,090	-	(10,374)	-	42,716
Net Loss	-	-	-		-		-	-	-	(660,058)	-	(660,058)
March 31, 2025	3,165,230	$3,166	-	$		$		$31,028,993	$(245,155)	$(29,151,162)	-	$1,635,842

Description	Common Stock Shares	Amount	Preferred Stock Shares	Amount		Common Stock to be issued Amount	Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Non Controlling	Stock holders’ Equity Totals
December 31, 2025	9,421,047	$9,421	-	$			$41,706,098	$(168,923)	$(35,299,999)	-	$6,246,597
Shares issued for stock compensation	-	-	-		-	-	-	-	-	-	0
Shares issued for debt conversion	813,059	813	-		-	-	610,744	-	-	-	611,557
Shares issued for debt inducement	-	-	-		-	-	-	-	-	-	0
Shares issued for subscription	1,932,000	1,932	-		-	-	802,359	-	-	-	804,292
Shares issued for series E preferred conversion	-	-	-		-	-	-	-	-	-	0
Value of the warrants issued for Mast Hill	-	-	-		-	-	-	-	-	-	0
Accumulated Comprehensive	-	-	-		-	-	-	30,401	-	-	30,401
Accrued Series E preferred dividend	-	-	-		-	-	-	-	-	-	0
Deferred offering cost	-	-	-		-	-	-	-	-	-	0
Net Loss	-	-	-		-	-	-	-	(662,200)	-	(662,200)
March 31, 2026	12,166,106	$12,166	0		0	0	$43,119,201	$(138,522)	$(35,962,199)	0	$7,030,646

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2026 (Unaudited) and 2025 (Unaudited) (Restated)

	2026	2025
	(Unaudited)	(Unaudited) Restated
Cash Flows from Operating Activities:
Net Income / (Loss)	(662,200)	(660,058)
Depreciation and amortization	3,692	3,344
Forgiveness of convertible note balance	(85,558)
Stock compensation expense	-	12,000
Amortization of debt discount	247,369	118,189
Attributable income per equity method - Shuya	-	(81,638)
Change in fair value of derivative liabilities	8,476	(1,691)
Change in fair value of warrant liabilities	3,099	17,837
Change in fair value of convertible note receivable (Other income)	(435,053)
Reversal of inventory impairment reserve	-	(357,639)
Changes in assets and liabilities:
(Increase) decrease in right of use asset	19,311	41,799
(Increase) decrease in lease liability	(12,762)	(43,387)
(Increase) decrease in accounts receivable	6,824	(32,226)
(Increase) decrease in accounts receivable – related party	-	(176,105)
(Increase) decrease in prepaid expenses	18,466	(12,322)
(Increase) decrease in contract asset	-	(14,050)
(Increase) decrease in other assets	(37,040)	965
(Increase) decrease in interest receivable	(64,109)	-
(Increase) decrease in inventory	(63,074)	344,230
(Decrease) increase in accounts payable	74,049	47,272
(Decrease) increase in accrued interest	73,227	11,300
(Decrease) increase in accrued expenses	25,188	(119,048)
(Decrease) increase in customer deposits	43,477	125,181
Net Cash Used In Operating Activities	(836,618)	(776,047)

Cash Flows from Investing Activities
Convertible note receivable	(700,000)
Long term investment	(2,746)
Loan receivables	-	(2,932)
Cash Flows Provided by (Used In) Investing Activities	(702,746)	(2,932)

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	1,336,469	2,032,050
Payments on notes payable and line of credit	(395,451)	(1,273,048)
Stock issued for cash	34,539	-
Cash Flows Provided By Financing Activities	975,557	759,002

Foreign Currency Transaction	424	187

Net (Decrease) Increase in Cash and Cash Equivalents	(563,383)	(19,790)
Cash and Cash Equivalents at Beginning of Period	602,461	62,101
Cash and Cash Equivalents at End of Period	39,078	42,311

Supplemental Cashflow Information:
Interest Paid	$21,578	116,812

Supplemental Non-Cash Disclosure
Discount on new notes	$136,287	$474,663
Shares issued for note conversions	611,557	$-
Shares issued for note receivable	804,291	-
Dividend accrued	$-	$42,751

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the three months ended March 31, 2026, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2025 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,030,646 and a working capital of $1,036,272 and an accumulated deficit of $35,962,199 as of March 31, 2026 and used $836,618 in net cash from operating activities for the quarter ended March 31, 2026. Management’s plans to alleviate the conditions raising substantial doubt about the Company’s ability to continue as a going concern include obtaining additional debt and equity financing, including efforts to restructure certain existing debt obligations through capital raising activities in the equity markets. The Company is also pursuing strategic partnerships, joint ventures, and other business opportunities, including collaborations with parties such as Exergy and Metis Power, to support project development, execution, and access to capital. In addition, management continues to pursue project-level financing for development projects, including the Vermont Renewable Gas project and other clean energy initiatives. The Company is also implementing cost-reduction initiatives within its Heat Recovery Solutions business, including utilizing Sagacity as a supply chain partner to improve operating efficiencies and reduce procurement and manufacturing costs. Management continues to focus on generating revenue and cash flow from existing operations, project development activities, and strategic growth opportunities while preserving liquidity and managing operating expenses. While management believes these plans are achievable, there can be no assurance that such plans will be successfully implemented or that the Company will attain profitable operations and positive cash flows.

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

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2026, and December 31, 2025, we had a reserve for potentially un-collectable accounts receivable of $nil and $nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of March 31, 2026, and December 31, 2025, we had a reserve for potentially un-collectable long-term financing receivables of $nil and $nil.

One customer accounted for 100% of accounts receivable as of March 31, 2026. Our trade accounts receivable primarily represent unsecured balances related to projects that are in various stages of completion, commissioning, or pending commercial operation. The outstanding receivables primarily relate to a project that is in the final permitting stage and is awaiting a Notice to Proceed. Upon receipt of the Notice to Proceed, project financing is expected to become available, which management believes will support the customer’s ability to satisfy the outstanding receivable. Based on these facts and circumstances, management believes the accounts receivable are collectible.

Contract Assets

Contract assets primarily represent amounts due from one customer for contractual rights to consideration that are conditioned on the achievement of specified project milestones. Included in the contract asset balance is a long-term receivable that is recorded at its present value using an appropriate discount rate. The carrying amount reflects a present value discount of approximately $397,692 and includes accrued interest income of approximately $222,087 recognized using the effective interest method. Contract assets totaled $677,918 as of March 31, 2026 and December 31, 2025.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2026 we had a reserve of $576,704 as compared to a reserve of $576,704 as of December 31, 2025.

Property and Equipment

Property and equipment are recorded at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The cost of ordinary maintenance and repairs is charged to operations. Depreciation are computed on the straight-line method over the following estimated useful lives of the related assets:

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There is no impairment of long-lived assets for the periods ended March 31, 2026 and 2025.

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

Also, from time to time our contracts state that the customer is not obligated to pay a final payment until the units are commissioned, i.e. a final payment of 10%. As of March 31, 2026 and December 31, 2025 we had $33,000 and $33,000 of deferred revenue, which is expected to be recognized in the second quarter of year 2026.

Also from time to time we require upfront deposits from our customers based on the contract. As of March 31, 2026 and December 31, 2025, we had outstanding customer deposits of $811,877 and $759,611 respectively.

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

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $721,678 and $493,308 as of March 31, 2026 and December 31, 2025, respectively.

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

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2026, we had outstanding common shares of 12,166,106. Basic Weighted average common shares and equivalents for the three months ended March 31, 2026, and March 31, 2025 were 11,613,409 and 3,107,559 respectively. As of March 31, 2026, we had convertible notes, convertible into approximately of additional common shares and outstanding warrants of 1,658,138 shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation for the three months ended March 31, 2026, and March 31, 2025 as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development (R&D) expense during the three months ended March 31, 2026, and March 31, 2025.

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

Selected Financial Data:

	For the three months ended March 31,
	2026	2025 (Restated)
Net Sales
Manufacturing and Engineering	$-	$-
Heat Recovery Solutions	7,538	262,354
NG Trading	776,167	3,481
Waste to Energy	-	176,105
Total Sales	$783,705	$441,940

Segment income and reconciliation before tax
Manufacturing and Engineering	$-	$-
Heat Recovery Solutions	(25,223)	235,658
LNG Trading	11,293	115
Waste to Energy	-	176,105
Total Segment income	(13,930)	411,878
Less: operating expense	(705,354)	(824,656)
Less: other income and expenses	57,909	(247,229)
Net (loss) before income tax	$(661,375)	$(660,007)

	March 31, 2026	December 31, 2025
Total Assets
Manufacturing and Engineering	$6,877,179	$5,501,806
Heat Recovery Solutions	2,098,978	2,093,177
Waste to Energy	1,964,050	1,940,076
NG Trading	2,973,658	2,877,230
Total Assets	$13,913,865	$12,412,289

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the three months ended March 31,
	2026 (Restated)	2025
United States	$7,538	$438,459
China	776,167	3,481
Other international	-	-
Total Sales	$783,705	$441,940

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

On February 13, 2018, the Company completed a financing transaction that resulted in a change in ownership under Section 382 of the Internal Revenue Code. As a result, the Company’s ability to utilize its net operating loss carryforwards (“NOLs”) is subject to annual limitations. Management has considered these limitations in evaluating the realizability of the Company’s deferred tax assets.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosures by requiring more detailed information regarding the effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to provide additional disaggregated information regarding certain expense captions presented in the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which enhances interim financial reporting disclosures by improving the consistency and transparency of information provided in interim financial statements. The amendments are effective for interim reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this standard on its interim financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Accounting Standards Codification Improvements, which includes various amendments intended to clarify, simplify, and improve existing accounting guidance. The Company is currently evaluating the impact of adopting this standard and does not expect its adoption to have a material impact on its consolidated financial statements.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company capitalized $0 and $104,744, respectively, of deferred stock issuance costs.

NOTE 3 – ACCOUNTS RECEIVABLE

	March 31, 2026	December 31, 2025
Accounts Receivable	$32,582	$39,406
Accounts Receivable Related Party	2,350,797	2,350,797
Total	$2,383,379	$2,390,203

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	March 31, 2026	December 31, 2025
Long-term financing receivables	$-	$217,584
Less Reserve for uncollectable accounts	-	(217,584)
Long-term financing receivables - net	$-	$-

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of March 31, 2026 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

Our long - term financing Receivable are pledged to Nations Interbanc, our line of credit.

NOTE 4 – INVENTORIES

Inventories by major classification were comprised of the following at:

	March 31, 2026	December 31, 2025
Inventory	$1,110,091	$1,046,910
Less reserve	(576,704)	(576,704)
Total	$533,387	$470,206

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2026	December 31, 2025
Property and Equipment	$138,663	$138,416
Accumulated Depreciation	(125,151)	(124,373)
Net Property and equipment	$13,512	$14,043

Our Depreciation Expense for the three months ended March 31, 2026, and 2025 was $3,692 and $2,046 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2026	December 31, 2025
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(122,724)	(119,755)
Net Intangible Assets	$1,170,363	$1,173,332

Our Amortization Expense for the three months ended March 31, 2026, and 2025 was $2,969 and $2,046 respectively.

As of both March 31, 2026, and December 31, 2025, goodwill amounted to $747,976 and $747,976. The Company classifies goodwill as having an indefinite life, and as such, it is not amortized but is subject to annual impairment testing. The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The useful life of goodwill is considered indefinite due to the continued potential to generate economic benefits from the business acquired. The Company conducts impairment testing based on projected future cash flows of the acquired business and other relevant factors.

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

The License balance remained unchanged at $354,322 as of March 31, 2026, and December 31, 2025. The License is considered to have a definite life. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement. The amortization of this asset is reflected in the Company’s financial statements.

The Patents balance, after amortization, was $68,065 as of March 31, 2026, and $71,034 as of December 31, 2025. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

NOTE 7 – LOANS RECEIVABLE AND CONVERTIBLE NOTES RECEIVABLE

Effective January 10, 2022, JHJ (the “Note Holder”) entered into a convertible loan agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd. (“Rongjun” or the “Borrower”), pursuant to which JHJ advanced RMB 5,000,000 (approximately $0.69 million) to Rongjun. The loan originally bore interest at 12% per annum and had a maturity date of January 10, 2025. The note included a conversion feature allowing the Note Holder to convert the outstanding balance into an indirect equity interest representing approximately 15% of Heze Hongyuan Natural Gas Co., Ltd. (“Heze”), in which Rongjun holds a controlling interest. As of December 31, 2025 and March 31, 2026, JHJ recorded $60,011 accrued interest from 2022 from this note, the accrual of interest income ceased in October 2022. The bondholders also have the option to convert accrued but unpaid interest into the principal amount of the convertible note.

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

On January 12, 2026, the Company entered into a Note Purchase Agreement with Filled Converge Limited and Li Xiaoguang to acquire a HK$11,700,000 portion of a convertible bond issued by China Ruifeng Renewable Energy Holdings Limited. The purchase consideration consisted of approximately US$700,000 (or its Hong Kong dollar equivalent) and 1,932,000 shares of the Company’s common stock. The Company subsequently satisfied the remaining US$200,000 purchase obligation through the issuance of a promissory note.

The Company also holds a convertible note receivable from Filled Converge Limited with an aggregate principal balance of approximately $1.5 million. The note bears interest at 20% per annum, with interest recognized using the effective interest method. During the three months ended March 31, 2026, the Company recognized approximately $64,110 of interest income related to the convertible note, which is included in Other Income in the accompanying condensed consolidated statements of operations.

The convertible note receivable is measured at fair value on a recurring basis. As of March 31, 2026, the estimated fair value of the convertible note was approximately $1.94 million, resulting in an unrealized fair value adjustment of approximately $435,000, which is also included in Other Income in the accompanying condensed consolidated statements of operations. The fair value was determined using an independent valuation utilizing significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy under ASC 820.

The outstanding balance of the convertible note as of March 31, 2026 is $2,003,455 which includes $64,110 of accrued interest, recognized as Other income in the Statement of Operations and Comprehensive gain (loss).

NOTE 8 – ACCRUED EXPENSES

	March 31, 2026	December 31, 2025
Accrued Wages	$115,871	$115,871
Sales tax payable	15,716	28,178
Accrued Taxes and other	432,864	392,568
Total accrued expenses	$564,451	$536,617

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

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of March 31, 2026, the fair value of the warrant liability was remeasured to $23,573. The Company recognized a loss from the change in fair value of warrant liability of $3,099 for the three months ended March 31, 2026, respectively.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Fair value-beginning of period	$20,474	$78,148
Change in fair value	3,099	17,838
Fair value-end of period	$23,573	$95,986

NOTE 10 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of March 31, 2026, the outstanding balance was $623,641 compared to $614,575 at December 31, 2025.

On April 1, 2021, we entered into an amendment to the purchase order financing agreement with DHN Capital, LLC dba Nations Interbanc. Nations Interbanc has lowered the accrued fees balance by $275,000 as well as the accrual rate to 2.25% per 30 days. As a result, CETY has agreed to remit a minimum monthly payment of $25,000 by the final calendar day of each month, The Company has not made the required monthly payments and is currently in default under the terms of the agreement.

During the year 2024, 2025, and quarter ended March 31, 2026, the Company entered into several “sale of future receipts” / merchant cash-advance arrangements with Reliance Financial FL LLC, as well as a subordinated business loan with Agile Lending, LLC and a purchase order financing facility with Nations Interbanc. Although certain Reliance contracts are legally structured as non-recourse “sales” of future business receipts, management concluded that these arrangements do not involve the transfer of discrete existing financial assets that would qualify for derecognition under ASC 860. Instead, the Company continues to generate and collect its operating cash receipts and remits amounts to the lenders until the contractual repayment amounts have been satisfied.

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

On or about October 31, 2024, and December 24, 2024, the Company borrowed approximately $104,500, and $75,000, respectively, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $156,646 and $112,425, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of March 31, 2026 and December 31,2025, the balance on the loans was approximately $0 and $0, respectively.

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, approximately $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of March 31, 2026, and December 31,2025, the balance on the loans was approximately $0 and $0, respectively.

On January 10, 2025, May 22, 2025 the Company borrowed approximately $135,000, and $35,150, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $202,365, and $55,463, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, as of March 31, 2026, and December 31,2025, the balance on the loans was $0, and $0, respectively.

On June 30, 2025, the Company borrowed approximately $127,000, from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, approximately $190,373 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of March 31, 2026, and December 31,2025, the principal balance was 15,875 and 21,874 and the interest balance was $7,922, and 21,784, respectively.

On or about November 6, 2025, and December 31, 2025, the Company borrowed approximately $210,000, , from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $210,000 was due to Reliance, amortizing and to be repaid over approximately 32 weeks, as of March 31, 2026, and December 31, 2025 the principal balance on the loans were approximately $64,256 and $112,500, respectively and the interest balance of the loan was $25,714, and $45,000, respectively.

On or about December 31, 2025, the Company borrowed approximately $105,000, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $105,000, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, as of March 31, 2026, and December 31, 2025 the principal balance on the loans were approximately $40,625 in principal and $75,0000, respectively and the interest balance of the loan was $16,250, and $30,000, respectively.

Convertible Notes Payable, Net

On January 3, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to FirstFire the promissory note of the Company in the principal amount of $143,750, which amount is the $125,000 actual amount of the purchase price plus an original issue discount in the amount of $18,750. The Note is convertible into shares of common stock of the Company at a fixed price of $1.60, par value $0.001 per share upon the terms and subject to the limitations and conditions set forth in such Note. This principal and the interest balance of this note was paid off on March 5, 2024. As a condition to the sale of the Note, the Company issued to the FirstFire 667 shares of Common Stock. On the closing date, the Buyer shall further withhold from the Purchase Price (i) a non-accountable sum of $5,000 to cover the FirstFire’s legal fees and (ii) a sum of $7,188 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. as of March 31, 2026, and December 31,2025, The balance of this note was $0, and $0, respectively.

On February 2, 2024, the Company entered into a securities purchase agreement with Coventry Enterprises LLC, a Delaware limited liability company Coventry pursuant to which the Company agreed to issue and sell to the Buyer the promissory note of the Company in the principal amount of $90,120, which amount is the $80,000 actual amount of the purchase price plus an original issue discount in the amount of $10,120. This note is due in full on November 30, 2024. As a condition to the sale of the Note, the Company issued to the Coventry 20,000 shares of Common Stock. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. The note was paid off as of March 31, 2026, and December 31,2025, the balance of this note was $0, and $0, respectively.

On March 4, 2024, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company agreed to issue and sell to the FirstFire the promissory note of the Company in the principal amount of $280,500, which amount is the $255,000 actual amount of the purchase price plus an original issue discount in the amount of $25,500. This note is due in full on February 28, 2025. The Note is convertible into shares of common stock at a fixed price of $1.60 of the Company, par value $0.001 per share, upon the terms and subject to the limitations and conditions set forth in such Note. As a condition to the sale of the Note, the Company issued to the Buyer 1,333 shares of Common Stock. On the closing date, the FirstFire shall further withhold from the Purchase Price (i) a non-accountable sum of $6,000 to cover the Buyer’s legal fees and (ii) a sum of $5,563 to cover the Company’s fees owed to Revere Securities LLC, a registered broker-dealer, in connection with this transaction. The balance on this note as of December 31, 2024 was $84,150. The note was paid off as of January 27, 2025, and balance of this note as of as of March 31, 2026, and December 31,2025, the balance of this note was $0, and $0, respectively.

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of March 31, 2026, was $0 with accrued interest of $0, net with unamortized OID of $0 and unamortized discount from initial recognition of derivative liability of $0.

During the twelve months ended December 31, 2025 and quarter ended March 31, 2026 , there was $470,028 conversion for the convertible note with principal, fees and accrued interest.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of March 31, 2026, and December 31, 2025 was $216,000 and $384,000 respectively with accrued interest of $36,457, and $23,566 respectively net with unamortized OID of $15,374.

During the twelve months ended December 31, 2025 and quarter ended March 31, 2026, there was 171,500 conversion for the convertible note with principal, fees and accrued interest. This note was transferred to Noblebear Investment as of February 19, 2026.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $1.00 (before reverse stock split) (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of March 31, 2026, and December 31, 2025 was $0, and $29,247, with accrued interest of $0 and $2,925, respectively.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of March 31, 2026, and December 31, 2025, was $0 and $0, with the accrued interest of $0, amd $0 net with unamortized OID of $0 and unamortized discount from initial recognition of derivative liability of $0.

During the year ended December 31, 2025, there was $352,014 conversion for the convertible note with principal and accrued interest. On December 31, 2025, the derivative liabilities on the outstanding convertible note were revalued at $0 resulting in a gain of $0 for the period ended March 31, 2025, related to the change in fair value of the derivative liability.

Effective July 18, 2025, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), pursuant to which the Company sold, and Firstfire purchased, (i) a junior secured convertible promissory note in the principal amount of $201,250, and (ii) 8,333 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 18, 2025, and on such date pursuant to the securities purchase agreement, Firstfire’s legal expenses of $5,500 were paid from the gross purchase price, the Company received net funding of $169,500, and the note and shares were issued to Firstfire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price on any trading date during 10 trading day period immediately preceding the conversion date. The balance of the note as of March 31, 2026, and December 31, 2025 was $0 and $87,412 with accrued interest of $0 and $12,075, net with unamortized OID of $0 and $33,258.

During the quarter ended March 31, 2026, FirstFire converted 132,825 of principal and interest and interest on January 20, 2026. On March 31, 2026.

On July 30, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $151,800 for a purchase price of $132,000. The note matures on February 15, 2026, accrues a one-time interest charge of 13% on the issuance date, (subject to adjustment as provided in the note); provided. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price preceding the conversion date. however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of March 31, 2026, and December 31, 2025 was $37,982, and $61,598 with the accrued interest of $6,578, and $10,963, respectively, net with unamortized OID of $13,440.

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The transaction closed on August 15, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $8,500 were paid from the gross purchase price, the Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share (before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as March 31, 2026, and December 31, 2025, was $388,000 and $388,000 respectively with accrued interest of $26,530 and $19,604, respectively and net with unamortized OID of $52,151. This note was transferred to Noblebear as of February 19, 2026..

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

The 1800 SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The 1800 SPA requires that the proceeds from the Transaction be used for general working capital purposes. The 1800 Note matures on December 15, 2026, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 9 monthly payments in the amount of $18,397.78 beginning on April 15, 2026, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the 1800 Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holder of the 1800 Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. Any amount of principal or interest not paid when due bears default interest at a rate of 22% per annum. The balance of this note as of March 31, 2026 was $147,840 in principal and $17,740 in interest.

On or about March 6, 2026, in consideration of (i) $604,469 in funding previously advanced to the Company by Mega Sincere Holdings Limited (“Mega”), a company organized under the laws of the British Virgin Islands, the Company entered into securities purchase agreements with Mega (the “Mega SPA’s”) and issued Mega convertible promissory note in the principal amounts of $664,916, (the “Mega Notes”).

The Mega SPAs include customary representations, warranties and covenants by the Company. The Mega Note accrues interest at 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.646 (subject to adjustment if the Company issues shares at a lower price), provided, however, that a holder may not convert Mega Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 1,216,600 or 19.99% of the shares of Company common stock being issued per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holders of each of the Mega Note are entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

The balance to Mega Note as of March 31, 2026 respectively was $664,916 in principal and $6,831 in interest.

On or about March 6, 2026, in consideration of $600,000 in funding previously advanced to the Company by Noblebear Investment Holdings LLC (“Noblebear”), a company organized under the laws of the California and controlled by a Company shareholder and related party, the Company entered into securities purchase agreements with Mega and Noblebear (“ Noblebear SPA”) and issued Noblebear convertible promissory notes in the principal amounts of $660,000 (the “Noblebear Note”).

The Noblebear SPA include customary representations, warranties and covenants by the Company. The Noblebear Notes accrues interest at 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.646 (subject to adjustment if the Company issues shares at a lower price), provided, however, that a holder may not convert Noblebear Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 1,216,600 or 19.99% of the shares of Company common stock being issued per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained.

The balance to Noblebear as of March 31, 2026 was $660,000 in principal and $6,831 in interest.

The following is the change in derivative liability for the three Months ended March 31, 2026:

Balance, January 1, 2026	$493,308

Issuance of new Convertible notes	422,376
Conversions	(202,482)
Change in fair market value of derivative liability	8,476

Balance, March 31, 2026	$721,678

The following is the change in derivative liability for the twelve Months ended December 31, 2025:

Balance, January 1, 2025	$-

Issuance of new derivative liability	1,756,115
Conversions	(892,100)
Change in fair market value of derivative liability	(370,707)

Balance, December 31, 2025	$493,308

Total due to Convertible Notes

	March 31, 2026	December 31, 2025
Outstanding principal amount	$2,362,014	1,203,400
Accrued interest	127,918	73,253
Debt discount	(1,490,443)	(1,068,067)
Amortization of debt discount	880,812	671,466
Total	$1,880,301	880,052

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and derivative liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities. The Company measures certain financial liabilities at fair value on a recurring basis. Derivative liabilities associated with certain convertible debt are measured at fair value using Level 3 inputs within the fair value hierarchy because the valuation models utilize significant unobservable inputs.

The following table presents the Company’s liabilities measured at fair value on a recurring basis:

March 31, 2026

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$721,678	$—	$—	$721,678
Total	$721,678	$—	$—	$721,678

December 31, 2025

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$493,308	$—	$—	$493,308
Total	$493,308	$—	$—	$493,308

The following table presents the changes in the Company’s Level 3 derivative liabilities for the three months ended March 31, 2026:

Amount
Balance, beginning of period	$493,308
Issuance of derivative liabilities	422,376
Conversions	(202,482)
Change in fair value recognized in earnings	8,476
Balance, end of period	$721,678

The fair values of the derivative liabilities were determined using Monte Carlo simulation and Black-Scholes option pricing models, as applicable. Significant unobservable inputs used in the valuation models included the following:

Significant Unobservable Inputs	March 31, 2026
Valuation methodology	Monte Carlo Simulation and Black-Scholes Option Pricing Model
Stock price	$0.0018 – $0.9170
Expected dividend yield	0.0%
Expected stock price volatility	230.5% – 250.4%
Risk-free interest rate	3.48%
Expected term	0.48 – 1.04 years

Changes in the fair value of derivative liabilities are recognized in the condensed consolidated statements of operations as a component of other income (expense).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Rental Leases

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

The components of lease costs, lease term and discount rate with respect of these two leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	March 31, 2026	December 31, 2025
Right-of-used assets	$279,851	$299,018
Lease liabilities – current	139,883	131,728
Lease liabilities – non-current	149,752	170,605
Total lease liabilities	$289,635	$302,333

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

three Months Ended March 31, 2026
Weighted average remaining lease term (years)	2.06
Weighted average discount rate	3.5%–10.0%

The following is a schedule, by year of lease payment for above three leases as of March 31, 2026:

For the 12 months ending	Lease Payment

March 31, 2027	$160,205
March 31, 2028	128,065
March 31,2029	30,263
Total undiscounted cash flows	318,533
Imputed Interest	28,898
Present value of lease liabilities	$289,635

Our lease expense for the three months ended March 31, 2026, and 2025 was $40,512 and $44,850 respectively.

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

As of December 31, 2025, the Company has issued 137,720 shares for the conversion of Series E Preferred shares, with a total value of $858,177 year-to-date.

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

On or about January 6, 2026, the Company issued 242,140 shares of common stock to Pacific Pier Capital II LP pursuant to its notice of conversion of $104,750 in principal, interest and fees owed under the convertible promissory note issued to April 04, 2025.

On or about January 16, 2026, the Company issued 131,187 shares of common stock to Mast Hill pursuant to its notice of conversion of $84,747 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 22, 2025.

On January 2, 2026, the Company entered into a note purchase agreement (the “Filled Purchase Agreement”) with Filled Converge Limited and Li Xiaoguang for a purchase price consisting of US$700,000 (the “Cash Purchase Price”) and 1,932,000 shares of Company common stock.

On or about January 20, 2026, pursuant to the securities purchase agreement with First Fire dated July 18, 2025, described above, the Company issued 307,038 shares of Company common stock to First Fire pursuant to its notice of conversion of $132,824 in principal and interest.

On or about January 29, 2026, the Company issued 132,694 shares of common stock to Pacific Pier Capital II LP pursuant to its notice of conversion of $86,750 in principal, interest and fees owed under the convertible promissory note issued to April 22, 2025.

Common Stock

Our Articles of Incorporation authorize us to issue 133,333,333 shares of common stock, par value $0.001 per share. As of March 31, 2026 there were 12,166,106 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued will be, fully paid and non-assessable. Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

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

On December 5, 2024, we issued 33,333 warrant shares to Mast Hill Fund in connection with the issuance of equity line of credit agreement at the warrant exercise price of per share of $30.00. The warrants were subsequently assigned to our CEO as of November 28, 2025.

On February 28, 2025, we issued 20,667 warrant shares in connection with the issuance of the promissory note in the principal amount of $620,000 to Mast Hill Fund at the exercise price per share of $37.50. The remaining balance is 15,394 warrant shares. The warrants were subsequently assigned to our CEO as of December 11, 2025.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2025	55,352	$55.56	1.6	$-
Expired	-	-	-	-
Additions	-	-	-	-
Outstanding March 31, 2026	55,352	$55.56	1.6	-

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

On June 4, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, HRS and CETY Renewables invoiced VRG $882,374 in 2023, $1,064,757 in 2024, and $406,666 in 2025 which have been recorded as related party revenue in the respective periods.

CETY currently has $2,350,797 accounts receivable from Vermont Renewable Gas as of March 31, 2026, and December 31, 2025.

As of March 31, 2026, amounts due from related parties totaled approximately $337,824, consisting primarily of (i) approximately $159,563 due from Shuya, a former subsidiary disposed of during the fourth quarter of 2025, and (ii) $178,261 due from the Company’s Chief Financial Officer as an advance of salary.

As of March 31, 2026, the Company owed approximately $63,950 to its Chief Executive Officer for working capital advances made on behalf of the Company.

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

Note 14 - WARRANTY LIABILITY

For the three ended March 31, 2026 and 2025 there was no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of March 31, 2026, and as of December 31, 2025 was $100,000 and $100,000.

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

Disposal Transaction

On December 12, 2025, the Company completed the disposal of its entire 49% equity interest in Shuya through equity transfer agreements with third parties for total consideration consisting of:

Cash consideration of approximately $721,929 consisting of which is included in cash flows from investing activities in the accompanying consolidated statement of cash flows.

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

Notes Payable

Effective April 20, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “PPC SPA”) with Pacific Pier Capital II, LP, a Delaware limited partnership (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, a convertible promissory note in the principal amount of $406,000 (the “PPC Note”) for a purchase price of $357,280 (the “PPC Transaction”), and one time fee of $48,720.

The PPC Transaction was funded by Pacific Pier and closed on April 20, 2026, and pursuant to the SPA, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $350,280, and the Note was issued to Pacific Pier. The PPC Note matures 12 months following the issue date set forth in the PPC Note (April 20, 2026), accrues interest of 12% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 85% of the lowest daily volume-weighted average price on any trading day during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the PPC Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the PPC Note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. In addition, pursuant to the Securities Purchase Agreement and applicable Nasdaq listing requirements, the issuance of shares upon conversion of the PPC Note is subject to an Exchange Cap of 2,000,000 common shares unless shareholder approval is obtained to permit issuances in excess of such limit.

On May 12, 2026, and May 27, 2026, the Company borrowed approximately $104,000, and $260,000, respectively, from Agile Capital Funding, LLC (“Agile”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $389,740 and $155,896, respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of July 24, 2026, the balance on the loans was $328,843 and $146,153, respectively.

On June 12, 2026, the Company borrowed approximately $140,000 from Reliance Financial FL LLC (“Reliance”) pursuant to working capital financing. Under the loan agreements, approximately $196,000, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, and as of July 24, 2026, the balance on the loans was $173,385.

Effective July 1, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company sold, and Coventry purchased, a convertible promissory note in the principal amount of $166,500 (the “Note”) for a purchase price of $150,000 (the “Transaction”). The Transaction was funded by Coventry and closed on July 1, 2026, and pursuant to the SPA, Coventry’s legal expenses of $3,000 were paid from the gross purchase price, $6,000 was paid to the Company’s registered broker-dealer, the Company received net funding of $141,000, and the Note was issued to Coventry. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires that the proceeds from the Transaction be used for general working capital purposes. The Note matures on May 1, 2027, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 10 monthly payments in the amount of $18,648 beginning on August 7, 2026, and continuing on the 7th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to equal to 85% of the lowest closing bid price during the ten trading days prior to the conversion date; provided, however, that the holder may not convert the Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Effective July 15, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Du Jinxian (the “Investor”), pursuant to which the Company sold, and the Investor purchased, a convertible promissory note in the principal amount of $132,000 (the “Note”) for a purchase price of $120,000 (the “Transaction”). The Transaction was funded by the Investor and closed on July 15, 2026, and pursuant to the SPA, the Company received net funding of $120,000, and the Note was issued to the Investor.

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

Summary of Operating Results the three months Ended March 31, 2026 Compared to the same period in March 31, 2025 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $7,030,646 and a working capital of $1,036,272 as of March 31, 2026, The company also had an accumulated deficit of $35,962,199 as of March 31, 2026 and used $836,618 in net cash from operating activities for the three months ended March 31, 2026. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the three months ended March 31, 2026, total revenue was $783,705, compared to $441,940 for the same period in 2025. The increase was primarily attributable to higher revenue generated by our natural gas business in China.

For the three months ended March 31, 2026, our gross profit was $(13,930), compared to $411,878 for the same period in 2025. The decrease in gross profit and gross margin was primarily attributable to a shift in our revenue mix, with a greater proportion of revenue generated by our lower-margin natural gas business, as well as the absence of higher-margin clean energy system sales during the period.

For the three months ended March 31, 2026, our operating expenses were $705,354, compared to $824,656 for the same period in 2025. The decrease in operating expenses was primarily attributable to lower salary and related personnel costs as fewer resources were required for our Vermont Renewable Gas (“VRG”) projects, which are progressing into the final phase of the permitting process.

For the three months ended March 31, 2026, we recorded a net loss of $662,200, compared to $660,007 for the same period in 2025. The net loss remained relatively steady year-over-year, reflecting reduced salary expenses, lower general, legal and accounting costs, the impact of financial results, the change in FV of the note receivable, and improved margins from our U.S.-based business activities.

For the quarter ended March 31, 2026, stockholders’ equity increased to $7,030,646 compared to $6,246,597 as of December 31, 2025, primarily due to higher increase from investments and interest income.

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

Revenue for the first quarter was primarily driven by the CETY HK natural gas trading business. Looking ahead, the company anticipates stronger revenue contributions from its Waste-to-Energy, Heat Recovery, and EPC segments with higher margins.

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

See note 1 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 12 to the notes to the financial statements for a discussion on related party transaction

Results of the three Ended March 31, 2026, Compared to the three ended March 31, 2025 (Restated)

Net Sales

For the three months ended March 31, 2026, our total revenue was $783,705 compared to $441,940 for the same period in 2025. The higher revenue was contributed to primarily due to our China natural gas business.

Segment breakdown

For the three months ended March 31, 2026, our revenue from the Heat Recovery Solutions (HRS) segment was $7,538, compared to $262,354 for the same period in 2025. The decrease was primarily driven by no product sales from our HRS business unit. We continue to work diligently on current requirements and engineering and design, which will enable us to execute contractual agreements and close additional opportunities.

The sales cycle for these projects tends to be longer due to cost considerations and the integration complexity of our technology. We are also engaging with financial institutions to support project financing, as customers increasingly adopt Independent Power Producer (IPP) models. Additionally, general economic uncertainty and evolving federal clean-energy legislation, and investment tax credits have influenced the timing of certain project commitments.

For the three months ended March 31, 2026, revenue from the CETY Renewables segment was $0, compared to $176,105 for the same period in 2025. The segment generated no revenue during the period as the related projects remain pending final review by the Vermont Public Utility Commission and issuance of the Certificate of Public Good. Revenue-generating construction activities are expected to commence following receipt of the required regulatory approvals.

For the three months ended March 31, 2026, CETY reported 0 revenue from its Engineering and Manufacturing segments, compared to no for the same period in 2025. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment.

For the three months ended March 31, 2026, revenue from our natural gas (NG) business was $776,167 an increase from $3,481 for the same period in 2025. The increase primarily reflects higher revenue from our China natural gas business, despite the impact of macroeconomic conditions and our strategic decision to reduce our focus on lower-margin business activities.

Gross Profit

For the three months ended March 31, 2026, gross profit was $(13,930), compared to $411,878 for the same period in 2025. The decrease was primarily attributable to the absence of sales of our higher-margin clean energy systems during the period, combined with a greater proportion of revenue generated by our natural gas business in China, which operates at lower gross margins.

Segment breakdown

For the three months ended March 31, 2026, our gross profit from Engineering and Manufacturing amounted to $0, compared to $0 for the same period in 2025. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the three months ended March 31, 2026, gross profit from our Heat Recovery Solutions (“HRS”) segment was $(25,223), compared to $235,658 for the same period in 2025. The decrease in gross profit was primarily attributable to the absence of product sales during the period, combined with higher freight costs.

For the three months ended March 31, 2026, our gross profit from the CETY Renewables segment was $0, compared to $57,159 for the same period in 2025. The Company is working through the Certificate of Public Good (CPG) process and approach the final stages of permitting.

For the three months ended March 31, 2026, our gross profit from our wholly owned subsidiary, JHJ, was $11,293, up from $115 for the same period in 2025. This increase was primarily due to increase business activity in China.

Selling, General and Administrative (SG&A) Expenses

For the three months ended March 31, 2026, our selling, general and administrative (SG&A) expenses totaled $147,729 compared to $222,557 for the same period in 2025. The decrease was primarily due to lower costs associated with a consulting agreement related to IR activities and Nasdaq subscription.

Salaries Expense

For the three months ended March 31, 2026, our salary expenses totaled $294,433 compared to $433,799 for the same period in 2025. The decrease was primarily due to reduced activity within our CETY Renewables business, while salary levels across other segments remained relatively stable.

Travel Expense

For the three months ended March 31, 2026, our travel expenses were $28,062, compared to $32,377 for the same period in 2025. This slight decrease reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the three months ended March 31, 2026, our professional fees totaled $167,021, compared to $66,213 for the same period in 2025. The increase was primarily due to costs associated with a audit fees.

Facility Lease and Maintenance Expense

For the three months ended March 31, 2026, our facility lease and maintenance expenses totaled $65,140, compared to $66,741 for the same period in 2025. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the three months ended March 31, 2026, our depreciation and amortization expense was $2,969, compared to $2,969 for the same period in 2025. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

For the three months ended March 31, 2026 and 2025, we recorded derivative liabilities of $721,678 and $493,308, respectively. The increase in derivative liability was primarily due to the issuance of new convertible instruments and mark-to-market adjustments resulting from changes in our stock price and volatility. These fair value remeasurements are required each reporting period in accordance with ASC 815.

Change in FV of warrant liability

For the three months ended March 31, 2026 and 2025, we had $3,100 and $17,837 loss on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Interest Income

For the three months ended March 31, 2026, interest income from Florya associated with long-term financing receivable totaled $0 compared to $14,050 for the same period in 2025 (Restated).

Interest income included in other income consists primarily of interest earned on the Company’s convertible note receivable. During the three months ended March 31, 2026, the Company recognized $64,110 of interest income related to the accrual of interest under the terms of the convertible note agreement.

Other Income

Other income includes a gain of $584,613 resulting from the remeasurement of the Company’s investment in the Filled Converge convertible note to its estimated fair value of $435,053, recognition of forgiveness of debt of $85,558 and interest income of convertible note as of March 31, 2026, compared to 21,413 as of March 31, 2025.

Interest and Finance Fees

For the three months ended March 31, 2026, interest and finance fees totaled $515,128, compared to $348,186 for the same period in 2025. The increase was primarily due to two larger interim financings obtained to bridge the Company through the finalization of funding for the Vermont Renewable Gas Project and monetizing HRS projects.

Net Loss

For the three months ended March 31, 2026, our net loss was $662,200, compared to a net loss of $660,056 for the same period in 2025 (Restated). The increase in net loss was primarily attributable to the absence of higher-margin sales from our Heat Recovery Solutions (“HRS”) segment, a shift in revenue mix toward our lower-margin China natural gas business, changes in Fv convertible, and lower gross margins during the period, and interest and financing fee variations. Although operating expenses declined due to reduced personnel costs associated with our Vermont Renewable Gas (“VRG”) projects as they progressed through the final permitting phase, these savings were not sufficient to offset the decline in gross profit.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31,

(unaudited)

	2026	2025
Net cash (used in) operating activities	$(833,538)	$(776,047)
Net cash (used in) investing activities	(702,746)	(2,932)
Net cash provided by financing activities	975,557	759,002
Foreign Currency Transaction	424	187
Net increase in cash and cash equivalents	$(560,303)	$(19,790)

Net cash used in operating activities was $833,538 for the three months ended March 31, 2026, compared to $776,047 for the same period in 2025. The increase in cash used in operating activities was primarily attributable to the Company’s operating loss and increases in inventory, interest receivable, and other assets. These uses of cash were partially offset by non-cash items, including amortization of debt discount and the fair value gain recognized on the Company’s note receivable, as well as increases in accounts payable, accrued interest, customer deposits, and accrued expenses.

Net cash used in investing activities was $702,746 for the three months ended March 31, 2026, compared to $2,932 for the same period in 2025. The increase in cash used in investing activities was primarily attributable to the Company’s $700,000 investment in a note receivable and a $2,746 investment in a long-term investment during the current period.

Net cash provided by financing activities was $975,557 for the three months ended March 31, 2026, compared to $759,002 for the same period in 2025. The increase was primarily attributable to higher net proceeds from notes payable and lines of credit, partially offset by repayments of outstanding borrowings during the period.

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

Critical accounting estimates include the valuation of the Company’s convertible note receivable and derivative liabilities, both of which are measured at fair value using valuation techniques that incorporate significant unobservable inputs. Management, with the assistance of independent valuation specialists, exercises significant judgment in selecting key assumptions, including expected stock price volatility, risk-free interest rates, expected terms, stock prices, discount rates, and probability-weighted outcomes. Changes in these assumptions could materially affect the reported fair values of these instruments and the corresponding gains or losses recognized in the Company’s condensed consolidated financial statements.

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

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company is currently evaluating the impact of recently issued accounting standards that have not yet been adopted, including ASU 2024-03, Disaggregation of Income Statement Expenses, ASU 2025-11, Accounting for Environmental Credit Programs, and ASU 2025-12, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The Company does not currently expect the adoption of these standards to have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 6, 2026, the Company issued 242,140 shares of common stock to Pacific Pier Capital II LP pursuant to its notice of conversion of $104,750 in principal, interest and fees owed under the convertible promissory note issued to April 04, 2025.

On or about January 16, 2025, the Company issued 131,187 shares of common stock to Mast Hill pursuant to its notice of conversion of $84,747 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 22, 2025.

On January 2, 2026, the Company entered into a note purchase agreement (the “Filled Purchase Agreement”) with Filled Converge Limited and Li Xiaoguang for a purchase price consisting of US$700,000 (the “Cash Purchase Price”) and 1,932,000 shares of Company common stock.

On or about January 20, 2026, pursuant to the securities purchase agreement with First Fire dated July 18, 2025, described above, the Company issued 307,038 shares of Company common stock to First Fire pursuant to its notice of conversion of $132,824 in principal and interest.

On or about January 29, 2026, the Company issued 132,694 shares of common stock to Pacific Pier Capital II LP pursuant to its notice of conversion of $86,750 in principal, interest and fees owed under the convertible promissory note issued to April 04, 2025.

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

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (included as exhibit 10.136 to Form 10-K filed on April 15, 2022).

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022 (included as exhibit 10.138 to the Form 8-K filed on May 9, 2022).

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022 (included as exhibit 10.139 to the Form 8-K filed on May 9, 2022).

10.5	Form of Jefferson Warrant (included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022).

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022 (included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022).

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022 (included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022).

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022 (included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

EXHIBIT NUMBER	DESCRIPTION
10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022 (included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022).

10.10	Form of Promissory Note dated October 25, 2022 (included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022).

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022 (included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022 (included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

EXHIBIT NUMBER	DESCRIPTION
10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.177 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-3/A filed on March 13, 2025)

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

10.76	Securities Purchase Agreement, dated April 22, 2025, between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC (included as Exhibit 10.1 to Form 8-K filed on April 24, 2025).

10.77	Promissory Note, dated April 22, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 24, 2025).

10.78	Form of Subscription Agreement dated May 6, 2025 (included as Exhibit 10.1 to Form 8-K filed on May 7, 2025).

10.79	Securities Purchase Agreement, dated May 8, 2025, between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.80	Promissory Note, dated May 8, 2025 (included as Exhibit 10.2 to Form 8-K filed on May 12, 2025).

EXHIBIT NUMBER	DESCRIPTION
10.81	Securities Purchase Agreement, dated May 19, 2025, entered into between the Company and Lucas Ventures, LLC (included as Exhibit 10.1 to Form 8-K filed on May 22, 2025).

10.82	Convertible Promissory Note, dated May 19, 2025, issued by the Company to Lucas Ventures, LLC (included as Exhibit 10.2 to Form 8-K filed on May 22, 2025).

10.83	Securities Purchase Agreement, dated June 3, 2025, entered into between the Company and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on June 5, 2025).

10.84	Convertible Promissory Note, dated June 3, 2025, issued by the Company to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on June 5, 2025).

10.85	Securities Purchase Agreement, dated July 18, 2025, entered into between the Company and Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.1 to Form 8-K filed on July 23, 2025).

10.86	Senior Promissory Note, dated July 18, 2025, issued by the Company to Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.2 to Form 8-K filed on July 23, 2025).

10.87	Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated July 1, 2025.

10.88	Amendment No. 1 to Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated November 17, 2025.

21.1	List of subsidiaries of the Company

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	Inline XBRL Instance Document	Furnished herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	July 27, 2026

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	July 27, 2026

