Form 10-Q
period 2026-06-30
Clean Energy Technologies, Inc.
filed 2026-08-19
CIK 1329606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 19, 2026, there were 12,166,106 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

CLEAN ENERGY TECHNOLOGIES, INC.

(A Nevada Corporation)

Part I – Financial Information

Item 1. Financial Statements

Clean Energy Technologies, Inc.

Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2026 (unaudited)

Financial Statement Index

Consolidated Balance Sheets June 30, 2026 (unaudited) and December 31, 2025 (audited)	4

Consolidated Statements of Operations and comprehensive income (loss), for the Three Months Ended June 30, 2026 and 2025 (unaudited) and Six Months Ended June 30, 2026 and 2025 (unaudited)	5

Consolidated Statements of Stockholders Equity for the Three Months Ended June 30, 2026 and 2025 (unaudited) and Six Months Ended June 30, 2026 and 2025 (unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 (unaudited) and June 30, 2025 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Clean Energy Technologies, Inc.

Consolidated Balance Sheets

June 30, 2026 (Unaudited) and December 31, 2025 (Audited)

	Unaudited	Audited
	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash	19,735	602,461
Accounts receivable - net	24,032	39,406
Accounts receivable - Related Party	2,350,797	2,350,797
Convertible Note Receivable	2,048,571	-
Advance to supplier – Current	2,254,713	2,079,888
Deferred Equity Issuance cost	104,744	104,744
Long-term investment	2,801	-
Due from related party	178,261	369,804
Loan Receivables	271,613	238,645
Inventory	535,695	470,206
Total Current Assets	7,790,962	6,255,951
Non-Current Assets
Property & Equipment - Net	10,028	14,043
Goodwill	747,976	747,976
Investments in Heze Hongyuan Natural Gas Co.	770,610	747,607
Contract Assets	708,768	677,918
License	354,322	354,322
Patents	68,065	71,034
Right of use asset - long term	244,597	299,018
Other Assets	3,244,420	3,244,421
Total Non-Current Assets	6,148,786	6,156,339
Total Assets	13,939,748	12,412,290

Liabilities
Current Liabilities
Accounts Payable	1,722,875	1,639,424
Accrued Expenses	416,858	536,617
Customer Deposits	1,000,960	759,611
Warranty Liability	100,000	100,000
Warrant Liability	14,645	20,474
Deferred Revenue	33,000	33,000
Derivitive Liability	758,918	493,308
Facility Lease Liability - Current	132,663	131,728
Line of Credit	623,642	614,574
Notes Payable - Related Party	455,450	63,950
Convertible Notes Payable	1,876,849	880,052
Short-Term Notes Payable	692,457	722,350
Total Current Liabilities	7,828,317	5,995,088
Long-Term Debt
Facility Lease Liability - Long Term	121,409	170,605
Total Long-Term Debt	121,409	170,605
Total Liabilities	7,949,726	6,165,693

Equity
Common stock, $0.001 par value; 133,333,333 authorized shares; 12,166,106 and 9,421,047 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12,166	9,421
Additional Paid-In Capital	43,119,201	41,706,098
Accumulated other comprehensible loss	(106,265)	(168,923)
Accumulated Deficit	(37,035,080)	(35,299,999)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Total Equity	5,990,022	6,246,597
Total Liabilities & Equity	13,939,748	12,412,290

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Operations and comprehensive income (loss)

for the three and six months ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Sales	371,936	80,783	1,155,641	346,618
Sales - Related Party	-	155,492	-	331,597
Total Income	371,936	236,275	1,155,641	678,215

Cost of Goods Sold	354,317	12,618	1,151,952	42,680

Gross Profit	17,619	223,657	3,689	635,535

Expense
General and Administrative Expense	96,516	118,470	244,246	341,026
Salaries	276,742	439,469	571,175	873,268
Travel	50,096	47,360	78,157	79,737
Professional Fees Legal & Accounting	282,399	267,106	449,420	333,319
Facility Lease and Maintenance	65,042	66,658	130,181	133,399
Depreciation and Amortization	2,969	2,969	5,938	5,938
Total Expense	773,764	942,032	1,479,117	1,766,687

Net Profit / (Loss) From Operations	(756,145)	(718,375)	(1,475,428)	(1,131,152)

Other Income & Expense
Other Income	53,461	(95)	638,073	23,009
Change in Derivative Liability	283,640	112,672	283,640	112,672
Change in FV of Warrant Liability	8,928	31,729	5,828	13,892
Investment income (loss) from Shuya	-	37,503	-	119,141
Gain / (Loss) on Debt Settlement and Write Down	-	-	(8,475)	-
Interest Income	-	14,368	-	28,418
Interest and Financing fees	(662,809)	(517,547)	(1,177,937)	(865,734)
Net Profit / (Loss) Before Income Taxes	(1,072,925)	(1,039,745)	(1,734,299)	(1,699,754)

Income Tax Expense (benefit)	45	-	(780)	(49)
Net Profit / (Loss)	(1,072,880)	(1,039,745)	(1,735,079)	(1,699,803)

Net Profit / (Loss) attributable to Clean Energy Technologies, Inc.	(1,072,880)	(1,039,745)	(1,735,079)	(1,699,803)

Other Comprehensive Item
Foreign Currency Translation (Loss)	32,256	26,182	62,658	38,423
Total Comprehensible Income / (Loss)	(1,040,624)	(1,013,563)	(1,672,421)	(1,661,380)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	12,166,106	3,722,285	11,831,316	3,416,620

Net Profit / (Loss) per common share basic and diluted	$(0.09)	$(0.27)	$(0.15)	$(0.49)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Stockholders Equity

for the three and six months ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

Description	Common Stock Shares	Amount	Preferred Stock Shares	Amount		Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Stock holders’ Equity Totals
December 31, 2024	3,022,103	$3,022	756,139		$756	$30,631,493	$(257,396)	$(28,480,730)	$1,897,145
Shares issued for stock compensation	1,667	2	-		-	11,998	-	-	12,000
Shares issued for debt inducement	3,740	4	-		-	28,047	-	-	28,051
Shares issued for series E preferred conversion	137,720	138	(756,139)		(756)	618	-	-	-
Value of the warrants issued for Mast Hill	-	-	-		-	303,747	-	-	303,747
Accumulated Comprehensive	-	-	-		-	-	12,241	-	12,241
Accrued Series E preferred dividend	-	-	-		-	53,090	-	(10,374)	42,716
Net Loss	-	-	-		-	-	-	(660,058)	(660,058)
March 31, 2025	3,165,230	$3,166	-	$		$31,028,993	$(245,155)	$(29,151,162)	$1,635,842
Shares issued for stock compensation	4,195	4	-		-	(4)	-	-	-
Shares issued for debt conversion	314,693	315	-		-	1,402,288	-	-	1,402,603
Shares issued for debt inducement	12,000	12	-		-	48,063	-	-	48,075
Shares issued for subscription	715,447	715	-		-	4,399,285	-	-	4,400,000
Accumulated Comprehensive	-	-	-		-	-	26,182	-	26,182
Net Loss	-	-	-		-	-	-	(1,039,745)	(1,039,745)
June 30, 2025	4,211,565	$4,212	-		$-	$36,878,625	$(218,973)	$(30,190,907)	$6,472,957

Description	Common Stock Shares	Amount	Preferred Stock Shares	Amount		Additional Paid in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Stock holders’ Equity Totals
December 31, 2025	9,421,047	$9,421	-	$		$41,706,098	$(168,923)	$(35,299,999)	$6,246,597
Shares issued for debt conversion	813,059	813	-		-	610,744	-	-	611,557
Shares issued for consideration	1,932,000	1,932	-		-	802,360	-	-	804,292
Accumulated Comprehensive	-	-	-		-	-	30,402	-	30,402
Net Loss	-	-	-		-	-	-	(662,200)	(662,200)
March 31, 2026	12,166,106	$12,166	0		0	$43,119,201	$(138,521)	$(35,962,199)	$7,030,648
Accumulated Comprehensive	-	-	-		-	-	32,256	-	32,256
Net Loss	-	-	-		-	-	-	(1,072,880)	(1,072,880)
June 30, 2026	12,166,106	12,166	0		0	43,119,201	-106,265	-37,035,080	$5,990,022

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

Clean Energy Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025 (Unaudited)

	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income / (Loss)	(1,735,079)	(1,699,803)
Depreciation and amortization	4,428	6,690
Stock compensation expense	-	76,537
Amortization of debt discount	559,945	354,447
Attributable income per equity method - Shuya	-	(119,142)
Change in fair value of derivative liabilities	(283,640)	(112,672)
Change in fair value of warrant liabilities	(5,829)	(13,892)
Change in fair value of Notes receivable	(406,197)	-
Reversal of inventory impairment reserve	-	(357,639)
Changes in assets and liabilities:
Decrease in right of use asset	54,759	84,602
Decrease in lease liability	(48,446)	(87,779)
(Increase) decrease in accounts receivable	15,376	(164,201)
Increase in accounts receivable – related party	-	(331,597)
Decrease in prepaid expenses	-	133,965
Increase in contract asset	(30,850)	(28,418)
Increase in other assets	(25,329)	(2,795)
Increase in interest receivable	(138,082)	-
Increase in prepayments	(119,296)	-
(Increase) decrease in inventory	(65,125)	336,682
Increase in accounts payable	83,450	103,808
Other increase in accrued expenses	151,702	143,260
Other increase in accrued interest	103,785	147,695
Other decrease (increase) in customer deposits	219,780	(10,274)
Net Cash Used In Operating Activities	(1,664,648)	(1,540,526)

Cash Flows from Investing Activities
Note Convertible	(700,001)	-
Long term investment	(2,768)	-
Net Cash Used In Investing Activities	(702,769)	-

Cash Flows from Financing Activities
Proceeds from notes payable and lines of credit	2,045,254	3,085,450
Repayment from related party	195,159	-
Borrowing from related party	-	89,635
Other receivable	-	(155,176)
Payments on notes payable and line of credit	(457,040)	(1,516,597)
Stock issued for cash	-	4,399,999
Net Cash Provided By Financing Activities	1,783,373	5,903,311

Foreign Currency Transaction	1,319	(15,999)

Net (Decrease) Increase in Cash and Cash Equivalents	(582,725)	4,346,786
Cash and Cash Equivalents at Beginning of Period	602,460	62,101
Cash and Cash Equivalents at End of Period	$19,735	4,408,887

Supplemental Cashflow Information:
Interest Paid	$31,876	116,812
Taxes Paid	$-	-

Supplemental Non-Cash Disclosure
OID on new notes	$201,507	-
Discount on new notes	$-	$598,373
Shares issued for note conversion	$611,557	$1,402,604
Shares issued for acquisition consideration	804,292	-
Promissory note issued for acquisition consideration	200,000	-
Dividend accrued	$-	$42,751

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

Clean Energy Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These unaudited interim consolidated financial statements as of and for the six months ended June 30, 2026, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s fiscal year end December 31, 2025 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of results for the entire year ending December 31, 2026.

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

The Company has four reportable segments: Clean Energy HRS & CETY Europe (Heat Recovery Solutions), CETY Renewables (Waste to Energy), Engineering & Manufacturing services, and CETY HK (Natural Gas trading).

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,990,022 and a working capital deficit of $37,355 and an accumulated deficit of $37,035,080 as of June 30, 2026 and used $1,664,648 in net cash from operating activities for the six months ended June 30, 2026. Management’s plans to alleviate the conditions raising substantial doubt about the Company’s ability to continue as a going concern include obtaining additional debt and equity financing, including efforts to restructure certain existing debt obligations through capital raising activities in the equity markets. The Company is also pursuing strategic partnerships, joint ventures, and other business opportunities, including collaborations with parties such as Exergy and OEM offering heat recovery solutions for higher heat applications and Metis Power offering distributed power and storage resources, to diversify CETY’s synergistic offerings, support project development, execution, and access to capital. In addition, management continues to pursue project-level financing for development projects, including the Vermont Renewable Gas project and other clean energy initiatives. The Company is also implementing cost-reduction initiatives within its Heat Recovery Solutions business, including utilizing Sagacity as a supply chain partner to improve operating efficiencies and reduce procurement and manufacturing costs. Management continues to focus on generating revenue and cash flow from existing operations, project development activities, and strategic growth opportunities while preserving liquidity and managing operating expenses. While management believes these plans are achievable, there can be no assurance that such plans will be successfully implemented or that the Company will attain profitable operations and positive cash flows.

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

Engineering, and Manufacturing Solutions – Clean Energy Technologies provides power generation, waste to energy, and heat recovery Engineering, Procurement and Construction (EPC) services to municipal and industrial customers and to design and incorporate clean energy solutions in their projects.

Natural Gas Trading Clean Energy Technologies (H.K.) Limited (“CETY HK”) consists of two business ventures in mainland China: (i) our natural gas (“NG”) trading operations sourcing and supplying NG to industries and municipalities, operated through our PRC Subsidiaries. The NG is principally used for heavy truck refueling stations and urban or industrial users. We purchase large quantities of NG from large wholesale NG depots at fixed prices which are prepaid for in advance at a discount to market. We sell the NG to our customers at prevailing daily spot prices for the duration of the contracts. The terms of the joint venture are subject to the execution of definitive agreements. CETY HK has not commenced business with Shenzhen Gas due to macro-economic factors such as falling NG prices and reduced industrial demand. CETY HK will wait until macro economic factors have improved before commencement of the Shenzhen Gas joint venture. On or about June 18, 2025, CETY HK acquired a holding company, Herbert YF Global Holding Limited, a limited company organized under the laws of Hong Kong.

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

For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies since December 31, 2025.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at JPMorgan Chase Bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, which we may exceed from time to time, per commercial bank. We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2026, and December 31, 2025, we had a reserve for potentially un-collectable accounts receivable of $nil and $nil. Our policy for reserves for our long-term financing receivables is determined on a contract-by-contract basis and considers the length of the financing arrangement. As of June 30, 2026, and December 31, 2025, we had a reserve for potentially uncollectable long-term financing receivables of $nil and $217,584.

One customer accounted for 100% of accounts receivable as of June 30, 2026 and December 31, 2025. Our trade accounts receivable primarily represent unsecured balances related to projects that are in various stages of completion, commissioning, or pending commercial operation. The outstanding receivables primarily relate to a project that is in the final permitting stage and is awaiting a Notice to Proceed. Upon receipt of the Notice to Proceed, project financing is expected to become available, which management believes will support the customer’s ability to satisfy the outstanding receivable. Based on these facts and circumstances, management believes the accounts receivable are collectible.

Contract Assets

Contract assets primarily represent amounts due from one customer for contractual rights to consideration that are conditioned on the achievement of specified project milestones. Included in the contract asset balance is a long-term receivable that is recorded at its present value using an appropriate discount rate. The carrying amount reflects a present value discount of approximately $397,692 and includes accrued interest income of approximately $311,076 recognized using the effective interest method. Contract assets totaled $708,768 and $677,918 as of June 30, 2026 and December 31, 2025.

Inventory

Inventories are valued at the lower of weighted average cost and net realizable value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2026 we had a reserve of $576,704 as compared to a reserve of $576,704 as of December 31, 2025.

Customer Deposit

Also from time to time we require upfront deposits from our customers based on the contract. As of June 30, 2026 and December 31, 2025, we had outstanding customer deposits of $1,000,960 and $759,611 respectively.

Derivative liability

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions as disclosed in Note 10 containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in the financial statements.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $758,918 and $493,308 as of June 30, 2026 and December 31, 2025, respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s derivative liabilities have been valued as Level 3 instruments. Significant assumptions used in the valuations included expected stock price volatility of approximately 145.37%, risk-free interest rates ranging from approximately 3.65% to 4.00%, and an expected dividend yield of 0%.

The Company’s financial instruments consist of cash, accounts payable, accrued expenses, and convertible notes payable. The estimated fair value of cash, investments, accounts payable, accrued expenses and convertible notes payable approximate their carrying amounts due to the short-term nature of these instruments.

Net (Loss) per Common Share

Basic (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2026, we had outstanding common shares of 12,166,106. Basic Weighted average common shares and equivalents for the six months ended June 30, 2026, and June 30, 2025 were 11,831,316 and 3,416,620 respectively. As of June 30, 2026, we had convertible notes, convertible into approximately of 3,900,796 additional common shares and outstanding warrants of 55,531 shares. Fully diluted weighted average common shares and equivalents were excluded from the calculation for the six months ended June 30, 2026, and June 30, 2025 as they were considered anti-dilutive.

Segment Disclosure

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has four reportable segments: Heat Recovery Solutions, Waste to Energy, NG Trading, and Engineering and Manufacturing division. The segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected Financial Data:

	For the six months ended June 30,
	2026	2025 (Restated)
Net Sales
Heat Recovery Solutions	16,977	339,488
NG Trading	1,138,664	7,130
Waste to Energy	-	331,597
Total Sales	$1,155,641	$678,215

Segment income and reconciliation before tax
Heat Recovery Solutions	(19,620)	303,699
LNG Trading	23,308	239
Waste to Energy	-	331,597
Total Segment income	3,689	635,535
Less: operating expense	(1,479,117)	1,766,687)
Less: other income and expenses	(258,871)	(568,602)
Net (loss) before income tax	$(1,734,299)	$(1,699,754)

	June 30, 2026	December 31, 2025
Total Assets
Engineering and Manufacturing	$6,848,803	$5,501,806
Heat Recovery Solutions	2,103,267	2,093,177
Waste to Energy	1,964,052	1,940,076
NG Trading	3,023,626	2,877,230
Total Assets	$13,939,748	$12,412,289

The following table represents revenue by geographic area based on the sales location of our products and solutions:

	For the six months ended June 30,
	2026	2025 (Restated)
United States	$16,977	$321,085
China	1,138,664	7,130
Other international	-	350,000
Total Sales	$1,155,641	$678,215

Leases

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which enhances interim financial reporting by clarifying the applicability of interim reporting guidance, improving the organization of interim disclosure requirements, and providing additional guidance regarding interim financial statement disclosures. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its interim financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Accounting Standards Codification Improvements, which includes various amendments intended to clarify, simplify, and improve existing accounting guidance. The Company is currently evaluating the impact of adopting this standard and does not expect its adoption to have a material impact on its consolidated financial statements.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company capitalized $0 and $104,744, respectively, of deferred stock issuance costs.

NOTE 3 – ACCOUNTS RECEIVABLE

	June 30, 2026	December 31, 2025
Accounts Receivable	$24,032	$39,406
Accounts Receivable Related Party	2,350,797	2,350,797
Total	$2,374,829	$2,390,203

Our Accounts Receivable is pledged to Nations Interbanc, our line of credit.

	June 30, 2026	December 31, 2025
Long-term financing receivables	$-	$217,584
Less Reserve for uncollectable accounts	-	(217,584)
Long-term financing receivables - net	$-	$-

The Company is currently modifying the assets subject to lease to meet the provisions of the agreement, and as of June 30, 2026 any collection on the lease payments was not yet considered probable, resulting in no derecognition of the underlying asset and no net lease investments recognized on the sales-type lease pursuant to ASC 842-30-25-3.

On a contract by contract basis or projects that require extensive work from multiple contractors or supply chain challenges or in response to certain situations or installation difficulties, the Company may elect to allow non-interest bearing repayments in excess of 1 year.

NOTE 4 – INVENTORIES

Inventories by major classification were comprised of the following at:

	June 30, 2026	December 31, 2025
Inventory	$1,112,399	$1,046,910
Less reserve	(576,704)	(576,704)
Total	$535,695	$470,206

Our Inventory is pledged to Nations Interbanc, our line of credit.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	June 30, 2026	December 31, 2025
Property and Equipment	$138,960	$138,416
Accumulated Depreciation	(128,932)	(124,373)
Net Property and equipment	$10,028	$14,043

Our Depreciation Expense for the six months ended June 30, 2026, and 2025 was $4,559 and $752 respectively.

Our Property Plant and Equipment is pledged to Nations Interbanc, our line of credit.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2026	December 31, 2025
Goodwill	$747,976	$747,976
License	354,322	354,322
Patents	190,789	190,789
Accumulated Amortization	(122,724)	(119,755)
Net Intangible Assets	$1,170,363	$1,173,332

Our Amortization Expense for the six months ended June 30, 2026 and 2025 was $2,969 and $5,938 respectively.

As of both June 30, 2026, and December 31, 2025, goodwill amounted to $747,976 and $747,976.

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

The License balance remained unchanged at $354,322 and $354,322 as of June 30, 2026, and December 31, 2025. The License is considered to have a indefinite useful life, is not subject to amortization. The Company estimates the useful life of the License based on the legal term and any other relevant factors, such as the expected technological obsolescence or the duration of the agreement.

The Patents balance, after amortization, was $68,065 as of June 30, 2026, and $71,034 as of December 31, 2025. Patents are classified as having a finite life and are amortized over their expected useful life, typically based on the legal protection period, which is generally 20 years from the filing date, or the expected period of the patent’s utility. The Company evaluates the carrying value of patents regularly to ensure that their estimated useful life and amortization period remain appropriate. Amortization expense for the period pertains to the systematic allocation of the cost of patents over their estimated useful lives.

NOTE 7 – LOANS RECEIVABLE AND CONVERTIBLE NOTES RECEIVABLE

Effective January 10, 2022, JHJ (the “Note Holder”) entered into a convertible loan agreement with Chengdu Rongjun Enterprise Consulting Co., Ltd. (“Rongjun” or the “Borrower”), pursuant to which JHJ advanced RMB 5,000,000 (approximately $0.69 million) to Rongjun. The loan originally bore interest at 12% per annum and had a maturity date of January 10, 2025. The note included a conversion feature allowing the Note Holder to convert the outstanding balance into an indirect equity interest representing approximately 15% of Heze Hongyuan Natural Gas Co., Ltd. (“Heze”), in which Rongjun holds a controlling interest. As of December 31, 2025 and June 30, 2026, JHJ recorded $57,776 and $61,004 accrued interest from 2022 from this note, the accrual of interest income ceased in October 2022. The bondholders also have the option to convert accrued but unpaid interest into the principal amount of the convertible note.

In October 2022, the Company amended the terms of the loan by reducing the stated interest rate from 12% to 0% and extending the maturity date to January 10, 2027. As of June 30, 2026, and December 31, 2025 the outstanding balance was $524,157 compared to $508,511, respectively.

The Company also evaluated the embedded conversion feature under ASC 815, Derivatives and Hedging, and concluded that bifurcation as a derivative is not required, as the underlying equity interests are not readily convertible to cash and the feature does not meet the criteria for derivative accounting.

On January 12, 2026, the Company entered into a Note Purchase Agreement with Filled Converge Limited and Li Xiaoguang to acquire a HK$11,700,000 portion of a convertible bond issued by China Ruifeng Renewable Energy Holdings Limited. The purchase consideration consisted of approximately US$700,000 (or its Hong Kong dollar equivalent) and 1,932,000 shares of the Company’s common stock. $200,000 of the purchase obligation was rolled into and became part of the $660,000 Noblebear convertible note.

The Company also holds a convertible note receivable from Filled Converge Limited January 12, 2026 with an aggregate principal balance of approximately $1.5 million. The note bears interest at 20% per annum, with interest recognized using the effective interest method. During the six months ended June 30, 2026, the Company recognized $138,082 of interest income related to the convertible note, which is included in Other Income in the accompanying condensed consolidated statements of operations.

The convertible note receivable is measured at fair value on a recurring basis. As of June 30, 2026, the estimated fair value of the convertible note was $1,910,489, resulting in an unrealized fair value adjustment of $406,197, which is also included in Other Income in the accompanying condensed consolidated statements of operations. The fair value was determined using an independent valuation utilizing significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy under ASC 820.

The outstanding balance of the convertible note as of June 30, 2026 is $2,048,571 which includes $138,082 of accrued interest, recognized as Other income in the Statement of Operations and Comprehensive gain (loss).

NOTE 8 – ACCRUED EXPENSES

	June 30, 2026	December 31, 2025
Accrued Wages	$115,871	$115,871
Accrued Taxes and other	300,987	420,746
Total accrued expenses	$416,858	$536,617

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

The warrant was classified as a liability and initially recorded at fair value of $104,744 upon issuance. As of June 30, 2026, the fair value of the warrant liability was remeasured to $14,645. The Company recognized a gain from the change in fair value of warrant liability of $5,828 for the six months ended June 30, 2026, respectively.

The following table presents a reconciliation of the credit line warrant liability measured and recorded at fair value on a recurring basis:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Fair value-beginning of period	$20,474	$78,148
Change in fair value	(5,828)	(13,892)
Fair value-end of period	$14,645	$64,256

NOTE 10 – LINE OF CREDIT AND NOTES PAYABLE

On November 11, 2013, we entered into an accounts receivable financing agreement with American Interbanc (now Nations Interbanc). Amounts outstanding under the agreement bear interest at the rate of 2.5% annually. It is secured by the assets of the Company. In addition, it is personally guaranteed by Kambiz Mahdi, our Chief Executive Officer. As of June 30, 2026, the outstanding balance was $623,642 compared to $614,575 at December 31, 2025.

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

During the year 2024, 2025, and six months ended June 30, 2026, the Company entered into several “sale of future receipts” / merchant cash-advance arrangements with Reliance Financial FL LLC, as well as a subordinated business loan with Agile Lending, LLC and a purchase order financing facility with Nations Interbanc. Although certain Reliance contracts are legally structured as non-recourse “sales” of future business receipts, management concluded that these arrangements do not involve the transfer of discrete existing financial assets that would qualify for derecognition under ASC 860. Instead, the Company continues to generate and collect its operating cash receipts and remits amounts to the lenders until the contractual repayment amounts have been satisfied.

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

On or about July 15, 2024, August 6, 2024, and October 10, 2024, the Company borrowed approximately $131,750, and $68,500, and $66,000 respectively, from Agile pursuant to short-term cash advance loans. Under the loan agreements, $141,409 and $69,677, and 43,345 respectively, was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 30, 2026, and December 31,2025, the balance on the loans was y  $0 and $0, respectively.

On June 30, 2025, the Company borrowed approximately $127,000, from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, $190,373 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 30, 2026, and December 31,2025, the principal balance was 0 and 21,874 and the interest balance was $0, and 21,784, respectively.

On or about November 6, 2025, and December 31, 2025, the Company borrowed approximately $210,000 from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $210,000 was due to Reliance, amortizing and to be repaid over approximately 32 weeks, as of June 30, 2026, and December 31, 2025 the principal balance on the loans were $0 and $112,500, respectively and the interest balance of the loan was $0, and $45,000, respectively.

On or about December 31, 2025, the Company borrowed approximately $105,000, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $105,000, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, as of June 30, 2026, and December 31, 2025 the principal balance on the loans were approximately $0 in principal and $75,000, respectively and the interest balance of the loan was $0, and $30,000, respectively.

On May 12, 2026, the Company borrowed approximately $104,000, from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, approximately $155,896 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 30, 2026, the principal balance was $97,500 and the interest balance was 48,652.

On May 28, 2026, the Company borrowed approximately $260,000, from Agile Capital Funding, LLC (“Agile”) pursuant to a short-term cash advance loan. Under the loan agreement, approximately $389,740 was due to Agile, amortizing and to be repaid over approximately 32 weeks, and as of June 30, 2026, the principal balance was $243,750 and the interest balance was 121,630.

On or about June 12, 2026, the Company borrowed approximately $140,000, from Reliance (“Reliance”) pursuant to short-term cash advance loans. Under the loan agreements, approximately $196,000, respectively, was due to Reliance, amortizing and to be repaid over approximately 32 weeks, as of June 30, 2026the principal balance on the loans were approximately $129,231 in principal, and $51,692, respectively.

Convertible Notes Payable, Net

On April 4, 2025, the Company entered into a securities purchase agreement with Pacific Pier Capital II, LLC, a Delaware limited liability company (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $345,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $310,500. The transaction was funded by Pacific Pier and closed on April 7, 2025, and on or about April 7, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $10,000 were paid from the gross purchase price, the Company receiving net funding of $300,500, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2026, and December 31, 2025, was $0, and $188,578 with accrued interest of $0, and 85,578, respectively.

During the twelve months ended December 31, 2025 and six months ended June 30, 2026, there was $470,028 conversion for the convertible note with principal, fees and accrued interest.

Effective April 23, 2025, the Company entered into a securities purchase agreement with Pacific Pier, pursuant to which the Company sold, and Pacific Pier purchased, (i) a convertible promissory note in the principal amount of $256,000, and (ii) 45,000 shares of Company common stock, for an aggregate purchase price of $230,400. The transaction was funded by Pacific Pier and closed on April 23, 2025, and on or about April 23, 2025, pursuant to the securities purchase agreement, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $223,400, and the note and shares were issued to Pacific Pier. The note matures 12 months following the issue date, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following nine months after the issue date, at a conversion price equal to 90% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. The principal balance of the note as of June 30, 2026, and December 31, 2025 was $216,000 and $384,000 respectively with accrued interest of $42,003, and $23,566 respectively..

During the twelve months ending December 31, 2025 and six months ended June 30, 2026, there was 171,500 conversion for the convertible note with principal, fees and accrued interest. This note was transferred to Noblebear Investment as of February 19, 2026.

On May 8, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $131,610 for a purchase price of $107,000. The transaction was funded by 1800 Diagonal and closed on May 8, 2025, and on or about May 8, 2025, pursuant to the securities purchase agreement, as a due diligence fee, the Company received net funding of $100,000, and the note was issued to 1800 Diagonal. The note matures on February 15, 2026, accrues a one-time interest charge of 10% on the issuance date, shall be paid in 9 monthly payments in the amount of $16,085.67 beginning on June 15, 2025, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to $1.00 (before reverse stock split) (subject to adjustment as provided in the note); provided, however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as of June 30, 2026, and December 31, 2025 was $0, and $29,247, with accrued interest of $0 and $2,925, respectively.

Effective June 4, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $335,000, and (ii) 3,333 shares of Company common stock, for an aggregate purchase price of $301,500. The transaction closed on June 4, 2025, and on such date pursuant to the securities purchase agreement, Mast Hill’s legal expenses of $5,000 were paid from the gross purchase price, the Company received net funding of $296,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), and is secured by a junior security interest (subordinate to the Company’s senior secured lender, Nations Interbanc) in all of the assets of the Company. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share(before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The balance of the note as of June 30, 2026, and December 31, 2025, was $0 and $0, with the accrued interest of $0, amd $0 net with unamortized OID of $0 and $0 and unamortized discount from initial recognition of derivative liability of $0 and $0.

During the year ended December 31, 2025, there was $352,014 conversion for the convertible note with principal and accrued interest.

Effective July 18, 2025, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), pursuant to which the Company sold, and Firstfire purchased, (i) a junior secured convertible promissory note in the principal amount of $201,250, and (ii) 8,333 shares of Company common stock, for an aggregate purchase price of $175,000. The transaction closed on July 18, 2025, and on such date pursuant to the securities purchase agreement, the Company received net funding of $169,500, and the note and shares were issued to Firstfire. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price on any trading date during 10 trading day period immediately preceding the conversion date. The balance of the note as of June 30, 2026, and December 31, 2025 was $0 and $87,412 with accrued interest of $0 and $12,075, net with unamortized OID of $0 and $33,258.

During the six months ended June 30, 2026, FirstFire converted $132,825 of principal and interest and interest on January 20, 2026. On June 30, 2026.

On July 30, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $151,800 for a purchase price of $132,000. The note matures on February 15, 2026, accrues a one-time interest charge of 13% on the issuance date, (subject to adjustment as provided in the note); provided. The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the 85% of the lowest traded price preceding the conversion date. however, that the holder may not convert the note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). The balance of the note as of June 30, 2026, and December 31, 2025 was $0, and $61,598 with the accrued interest of $0, and $10,963, respectively, net with unamortized OID of $0 and $13,440.

Effective August 15, 2025, the Company entered into a securities purchase agreement with Mast Hill, pursuant to which the Company sold, and Mast Hill purchased, (i) a junior secured convertible promissory note in the principal amount of $388,888, and (ii) 150,000 shares of Company common stock, for an aggregate purchase price of $350,000. The Company received net funding of $341,500, and the note and shares were issued to Mast Hill. The note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note). The note is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to the lesser of (i) $2.50/share (before reverse stock split) , or (ii) 90% of the lowest dollar volume-weighted average price (during the period from 9:30 a.m. to 4 pm ET) on any trading day during the 5 trading days prior to the conversion date; provided, however, that the holder may not convert the note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the note is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The balance of the note as June 30, 2026, and December 31, 2025, was $0 and $388,000 respectively with accrued interest of $0 and $19,604, respectively and net with unamortized OID of $40,914 and $52,151. This note was transferred to Noblebear as of February 19, 2026.

On or about March 4, 2026, the Company entered into a securities purchase agreement (the “1800 SPA”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $147,840 (the “1800 Note”) for a purchase price of $132,000 (the “Transaction”).

The Transaction was funded by 1800 Diagonal and closed on March 4, 2026, and pursuant to the 1800 SPA, The Company received net funding of $125,000, and the 1800 Note was issued to 1800 Diagonal.

The 1800 SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The 1800 SPA requires that the proceeds from the Transaction be used for general working capital purposes. The 1800 Note matures on December 15, 2026, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 9 monthly payments in the amount of $18,397 beginning on April 15, 2026, and continuing on the 15th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the 1800 Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Any amount of principal or interest not paid when due bears default interest at a rate of 22% per annum. The balance of this note as of June 30, 2026 was $98,560 in principal and $11,827 in interest.

On or about March 6, 2026, in consideration of (i) $604,469 in funding previously advanced to the Company by Mega Sincere Holdings Limited (“Mega”), a company organized under the laws of the British Virgin Islands, the Company entered into securities purchase agreements with Mega (the “Mega SPA’s”) and issued Mega convertible promissory note in the principal amounts of $664,916, (the “Mega Notes”). The maturity date shall be twelve (12) months from the Issue Date

The Mega SPAs include customary representations, warranties and covenants by the Company. The Mega Note accrues interest at 10% per annum, and is convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.646 (subject to adjustment if the Company issues shares at a lower price), provided, however, that a holder may not convert Mega Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 1,216,600 or 19.99% of the shares of Company common stock being issued per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained.

The balance to Mega Note as of June 30, 2026 respectively was $664,916 in principal and $31,424 in interest.

On or about March 6, 2026, in consideration of $600,000 in funding previously advanced to the Company by Noblebear Investment Holdings LLC (“Noblebear”), a company organized under the laws of the California and controlled by a Company shareholder and related party, the Company entered into securities purchase agreements with Mega and Noblebear (“ Noblebear SPA”) and issued Noblebear convertible promissory notes in the principal amounts of $660,000 (the “Noblebear Note”). The maturity date shall be twelve (6) months from the Issue Date.

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

The balance to Noblebear as of June 30, 2026 was $660,000 in principal and $36,888 in interest.

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

The PPC Transaction was funded by Pacific Pier and closed on April 20, 2026, and pursuant to the SPA, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $350,280, and the Note was issued to Pacific Pier. The PPC Note matures 12 months following the issue date set forth in the PPC Note (April 20, 2026), accrues interest of 12% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 85% of the lowest daily volume-weighted average price on any trading day during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the PPC Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the holder of the PPC Note is entitled to deduct $1,750 from the conversion amount (or $500 if the conversion amount is $25,000 or less) in each note conversion to cover the holder’s fees associated with the conversion. In addition, pursuant to the Securities Purchase Agreement and applicable Nasdaq listing requirements, the issuance of shares upon conversion of the PPC Note is subject to an Exchange Cap of 2,000,000 common shares unless shareholder approval is obtained to permit issuances in excess of such limit. The balance to Pacific Pier as of June 30, 2026 was $406,000 in principal and $9,477 in interest.

The following is the change in derivative liability for the six Months ended June 30, 2026:

Balance, January 1, 2026	$493,308

Issuance of new Convertible notes	751,730
Conversions	(202,480)
Change in fair market value of derivative liability	(283,640)

Balance, June 30, 2026	$758,918

The following is the change in derivative liability for the twelve Months ended December 31, 2025:

Balance, January 1, 2025	$-

Issuance of new derivative liability	1,756,115
Conversions	(892,100)
Change in fair market value of derivative liability	(370,707)

Balance, December 31, 2025	$493,308

Total due to Convertible Notes

	June 30, 2026	December 31, 2025
Outstanding principal amount	$2,436,558	1,203,400
Accrued interest	164,963	73,253
Debt discount	(1,819,798)	(1,068,067)
Amortization of debt discount	1,095,126	671,466
Total	$1,876,849	880,052

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and derivative liabilities. The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities. The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company’s convertible note receivable and derivative liabilities are measured at fair value using Level 3 inputs within the fair value hierarchy because the valuation models utilize significant unobservable inputs.

The following table presents the Company’s liabilities and assets measured at fair value on a recurring basis:

June 30, 2026

	Fair Value	Level 1	Level 2	Level 3
Assets:
Convertible note receivable	$1,910,489	$—	$—	$1,910,489
Total assets	$1,910,489	$—	$—	$1,910,489
Liabilities:
Derivative liabilities	$758,918	$—	$—	$758,918
Total liabilities	$758,918	$—	$—	$758,918

December 31, 2025

	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$493,308	$—	$—	$493,308
Total	$493,308	$—	$—	$493,308

The following table presents the changes in the Company’s Level 3 convertible note receivable for the six months ended June 30, 2026:

Amount
Balance, beginning of period	$—
Initial recognition / purchase of convertible note	$1,504,292
Change in fair value recognized in earnings	$406,197
Balance, end of period	$1,910,489

The following table presents the changes in the Company’s Level 3 derivative liabilities for the six months ended June 30, 2026:

Amount
Balance, beginning of period	$493,308
Issuance of derivative liabilities	751,730
Conversions	(202,480)
Change in fair value recognized in earnings	(283,640)
Balance, end of period	$758,918

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

On April 9, 2025, we entered a lease for our HRS operations in City of Irvine, California, on June 4, 2025, we amended this lease for additional area. The lease is for the period from July 1, 2025 through June 30, 2028 with monthly rent of $9,577, with an annual increase of 4% starting from the second year of the lease.

On January 30, 2024, JHJ entered into a lease for the office in Chengdu City (“Chengdu lease”), China from January 30, 2024 to February 28, 2026 and has a monthly rent of RMB 28,200 including the VAT. The lease required a security deposit of RMB 77,120 (or $10,600). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease. On February 5, 2026, JHJ entered into another lease for the office in Chengdu City (“Chengdu lease”), China from February 10, 2026 to March 8, 2028  and has a monthly rent of RMB 11,000 (or $1,621) including the VAT. The lease required a security deposit of RMB 12,525 (or $1,846). The Company received a one-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease.

The components of lease costs, lease term and discount rate with respect of these three leases with an initial term of more than 12 months are as the following:

Balance sheet information related to the Company’s operating leases:

	June 30, 2026	December 31, 2025
Right-of-used assets	$244,597	$299,018
Lease liabilities – current	132,663	131,728
Lease liabilities – non-current	121,409	170,605
Total lease liabilities	$254,072	$302,333

The weighted-average remaining lease term and the weighted-average discount rate of the above three leases are as follows:

Six Months Ended June 30, 2026
Weighted average remaining lease term (years)	1.90
Weighted average discount rate	3.5%–10.0%

The following is a schedule, by year of lease payment for above three leases as of June 30, 2026:

For the 12 months ending	Lease Payment

June 30, 2027	$151,377
June 30, 2028	119,636
June 30, 2029	-
Total undiscounted cash flows	271,013
Imputed Interest	16,941
Present value of lease liabilities	$254,072

Our lease expense for the six months ended June 30, 2026, and 2025 was $80,287 and $119,733 respectively.

NOTE 12 – CAPITAL STOCK TRANSACTIONS

On January 9, 2023, our board of directors and majority shareholders approved a reverse stock split. Effective upon the filing of our Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of Nevada, the shares of the Corporation’s Common Stock issued and outstanding immediately prior to the Effective Time of January 9, 2023, will be automatically reclassified as and combined into shares of Common Stock such that each (40) shares of Old Common Stock shall be reclassified as and combined into one (1) share of New Common Stock. All per share references to common stock have been retroactively represented throughout the financials.

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

During 2025, the Company issued 3,699,581 shares of common stock to Mast Hill in connection with the conversion of an aggregate of $5,969 of principal, accrued interest and fees under convertible promissory notes, and pursuant to warrant exercises and conversions.

During 2025, the Company issued 208,835 shares of common stock to Pacific Pier in connection with the conversion of an aggregate of $293,112 of principal, accrued interest and fees under convertible promissory notes conversions.

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

On or about January 16, 2026, the Company issued 131,187 shares of common stock to Pacific Pier pursuant to its notice of conversion of $84,747 in principal, interest and fees owed under the convertible promissory note issued to Pacific Pier dated April 22, 2025.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding December 31, 2025	55,351	$55.56	1.30	$-
Expired	-	-	-	-
Additions	-	-	-	-
Outstanding June 30, 2026	55,351	$55.56	1.30	-

Stock Options

We currently have No outstanding stock options.

NOTE 13 – RELATED PARTY TRANSACTIONS

On April 2, 2021, the Company formed CETY Capital LLC a wholly owned subsidiary of CETY. In addition, the company established VRG with our partner, Synergy Bioproducts Corporation (“SBC”) The purpose of the joint venture is the development of a pyrolysis plant established to convert wood feedstock into electricity and BioChar by using high temperature ablative fast pyrolysis reactor for which Clean Energy Technology, Inc. holds the license for. The VRG is in Lyndon, Vermont. Based upon the terms of the members’ agreement, CETY Capital LLC owns a 49% interest and SBC owns a 51% interest in VRG.

On June 4, 2023, CETY Renewables executed a turnkey agreement with VRG for the design, construction, and delivery of an organics-to-energy plant. As a result of this agreement, HRS and CETY Renewables invoiced VRG $406,666 in 2025 which have been recorded as related party revenue in the respective periods.

CETY currently has $2,350,797 accounts receivable from Vermont Renewable Gas as of June 30, 2026, and December 31, 2025.

On January 12, 2026, the Company entered into a Note Purchase Agreement with Filled Converge Limited and Li Xiaoguang to acquire HK$11.7 million in principal amount of a convertible bond issued by China Ruifeng Renewable Energy Holdings Limited. The purchase consideration consisted of approximately US$700,000 (or its Hong Kong dollar equivalent) in cash and 1,932,000 shares of the Company’s common stock. The remaining US$200,000 purchase obligation was subsequently satisfied through the issuance of a promissory note. Effective June 16, 2026, Zhang Zhixiang, a principal of Filled Converge Limited, was appointed to the Company’s Board of Directors. Accordingly, Filled Converge Limited became a related party of the Company as of that date.

During 2026, the convertible notes originally issued to Mast Hill Fund, L.P. and Pacific Pier Capital, LLC were transferred to Noblebear Investment Holdings LLC (“Noblebear”). These obligations, together with the convertible promissory note issued directly to Noblebear in March 2026, were subsequently consolidated under Noblebear. As of June 30, 2026, the Company has classified and disclosed the amounts due to Noblebear as related-party obligations based on Noblebear’s relationship with the Company and its shareholders.

As of June 30, 2026, amounts due from related parties totaled approximately $178,261, consisting primarily due from the Company’s Chief Financial Officer as an advance of salary.

As of June 30, 2026, the Company owed approximately $56,450 to its Chief Executive Officer and $399,000 to a member of its board of directors for working capital advances made on behalf of the Company.

On June 21, 2024, VRG, a Vermont limited liability company in which the Company retains 49% equity interest, entered into a loan agreement with FPM Development LLC, a Nevada limited liability company, and Evergreen Credit Facility I LLP, a Nevada limited liability partnership (collectively, the “Lenders”), pursuant to which the Lenders agreed to loan to VRG the principal amount of $12 million, to be disbursed in tranches based on agreed-upon milestones, for the construction of a waste-to-biogas generation facility. The term of the loan is two (2) years from the date of the first disbursement and shall mature at the end of the said two (2) years. The Loan shall bear interest on the amount outstanding at a rate equal to the 12-month Secured Overnight Financing Rate (SOFR) as published by the Federal Reserve Bank of New York plus 4.75% per annum. Under the Loan Agreement, the $12 million loan shall be secured by (i) two contracts of VRG and (ii) a corporate guarantee provided by the Company (the “Corporate Guarantee”) pursuant to which the Company agreed to absolutely and unconditionally guarantees, on a continuing basis, to the Lenders the prompt payment to the Lenders when due at maturity all of VRG’s liabilities and obligations under the Loan Agreement. Under the Loan Agreement, the Lenders may also convert up to 30% of the amount of loan disbursed into shares of common stock of the Company, at the exercise price of 15% discounted value of the then-current share price of the common stock of the Company. AMEC Business Advisory Pte. Ltd., a company incorporated in Singapore (the “AMEC”) may assume or acquire up to 50% of the total loan amount under the Loan Agreement and seeks the option to convert an extra 10% of the amount of loan disbursed, in addition to a pro-rata portion of the 30% conversion right. This loan agreement has expired.

On or about July 1, 2025, Company’ subsidiary, Herbert YF Global Holding Limited (“Herbert”), entered into a Consulting Agreement (the “Linkage Consulting Agreement”) with Linkage International Limited (the “Consultant”), a Hong Kong company and one of the Company’s investors from the Company’s May 6, 2025, private placement (pursuant to which the Company had sold in the aggregate 715,447 shares of Company common stock at a price of $6.15 per share (on a split-adjusted basis), for aggregate gross proceeds of $4,400,000). Pursuant to the Linkage Consulting Agreement, the Consultant would provide services in connection with the potential acquisition of Ortus Climate Mitigation LLC’s Italian operations (the “Acquisition Target”), and the Company would pay the Consultant (i) HKD 5,000,000 as a non-refundable consulting fee, and (ii) HKD 25,000,000 as a refundable deposit for the acquisition of the Acquisition Target, which deposit is required to be refunded to Herbert if Herbert determines not to pursue an investment in or acquisition of the Acquisition Target. The Consultant rendered such acquisition services to the Company, and on July 8, 2025, paid the HKD 5,000,000 consulting fee to the Consultant ($640,902.52), and between July 10, 2025 and August 22, paid HKD 25,000,000 ($3,204,513) as a refundable deposit towards the acquisition of the Acquisition Target. On or about November 18, 2025, the Company and the Consultant amended the Linkage Consulting Agreement to provide additional recourse for the Company such that if the deposit is not refunded as agreed, the Consultant must ensure that 715,447 shares of Company common stock (the number of shares of common stock sold in the May 6, 2025, private placement) are returned to the Company for cancellation. The HKD 25 million (approximately $3.2 million) refundable deposit relates to the potential acquisition of the Acquisition Target described above that was negotiated by Herbert and is included in Other Assets on the consolidated balance sheet. Refundable acquisition deposits are evaluated for recoverability based on the contractual terms of the arrangement, the status of the underlying transaction, and other relevant facts and circumstances. Management evaluated the recoverability of the deposit as of June 30, 2026, and concluded that no impairment was required based on the contractual refund provisions, ongoing discussions regarding the transaction, and information available at year-end.

The RMB 5 million ($702,500) loan provided by Shuya to JHJ constitutes a related-party transaction. The loan is non-interest-bearing and has a one-year term, from September 26, 2025 through September 26, 2026. The funds were provided for JHJ’s general business development purposes. The loan was originated while Shuya was a consolidated subsidiary of the Company. Following the December 2025 disposal of Shuya, the loan was paid off under its original terms and was not modified, assigned, or extinguished as part of the transaction.

Note 14 - WARRANTY LIABILITY

For the six months ended June 30, 2026 and 2025 there was 100,000 and no change in our warranty liability. We estimate our warranty liability based on past experiences and estimated replacement cost of material and labor to replace the critical turbine in the units that are still under warranty. The outstanding balance as of June 30, 2026, and as of December 31, 2025 was $100,000 and $100,000.

NOTE 15 – VARIABLE INTEREST ENTITY

On April 2, 2023, the Company formed CETY Capital LLC (“CETY Capital”), a wholly owned subsidiary of the Company. In addition, the Company, through CETY Capital, established Vermont Renewable Gas LLC (“VRG”) with its partner, Synergy Bioproducts Corporation (“SBC”). The purpose of the joint venture is the development of a pyrolysis plant located in Lyndon, Vermont, designed to convert wood feedstock into electricity and biochar using a high-temperature ablative fast pyrolysis reactor for which the Company holds a license. Pursuant to the terms of the members’ agreement, CETY Capital owns a 49% interest in VRG and SBC owns a 51% interest.

The Company evaluated its interest in VRG under ASC 810, Consolidation, and determined that VRG is a variable interest entity (“VIE”) because VRG does not have sufficient equity at risk to finance its activities without additional financial support. The Company further evaluated whether it is the primary beneficiary of VRG. Under the VRG operating agreement, VRG is governed by a three-member Management Committee, of which two members are appointed by SBC and one member is appointed by CETY Capital. Based on the governance provisions of the operating agreement and the parties’ respective rights and obligations, the Company determined that it does not have the power to direct the activities of VRG that most significantly impact VRG’s economic performance and, therefore, is not the primary beneficiary of VRG. Accordingly, the Company does not consolidate VRG.

The Company’s 49% ownership interest in VRG is accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. The Company has made no capital contributions to VRG, and the carrying amount of the Company’s ownership interest in VRG was $0 as of June 30, 2026.

As of June 30, 2026, the Company had a receivable from VRG of approximately $2.4 million, recognized in connection with the Company’s input-method accounting and included in Accounts Receivable – Related Party in the accompanying consolidated balance sheet. The Company had no liabilities recognized on its consolidated balance sheet related to its variable interest in VRG as of June 30, 2026.

The Company has not guaranteed any indebtedness or other obligations of VRG and, as of June 30, 2026, had no contractual commitments to provide additional financial support to VRG. The Company’s maximum exposure to loss associated with its involvement with VRG as of June 30, 2026 was approximately $2.4 million, representing the carrying amount of the Company’s receivable from VRG.

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

Disposal Transaction

On December 12, 2025, the Company completed the disposal of its entire 49% equity interest in Shuya through equity transfer agreements with third parties for total consideration consisting of:

Gain on Disposal

The Company recognized a gain on disposal of $318,426 during the year ended December 31, 2025. The loss was calculated as the following table:

Fair value of consideration received:

Cash	$721,929
[Non-cash consideration]	$-
Total consideration	$721,929

Less: Carrying value of investment at disposal:

Beginning balance (January 1, 2025)	$485,889
Change in carrying value of equity method investment (2025)	(133,676)
Effect of foreign currency translation	51,290
Carrying value at disposal	403,503
Gain on disposal	$318,426

The fair value of consideration received consisted primarily of cash proceeds and was measured based on the contractual cash amounts received at closing. Accordingly, no significant Level 3 valuation inputs were required under ASC 820.

Discontinued Operations Assessment

The Company evaluated whether the disposal of Shuya met the criteria for presentation as a discontinued operation under ASC 205-20 and concluded that it did not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results. Although the Company’s China operations generated approximately $1.17 million of revenue during 2025, those operating activities and related revenues were generated by JHJ, which remains part of the Company’s continuing operations. Shuya was not the primary operating entity generating such revenues, and the Company did not receive dividend distributions from Shuya. The disposal did not result in the immediate exit of a major business line, customer base, geographic market, or strategic initiative and did not alter the Company’s core business strategy. Accordingly, management concluded that the disposal of Shuya does not qualify for discontinued operations presentation under ASC 205-20.

Results of Operations

For the period from January 1, 2025 through December 12, 2025, the Company recognized equity in net income of Shuya totaling $67,734, representing its 49% share of Shuya’s net income of approximately $138,232 for the period.

During 2025, the Company received a distribution of $201,410 from Shuya. Under the equity method of accounting, the distribution was recorded as a reduction of the carrying amount of the Company’s investment in Shuya.

Cash Flow Impact

The disposal resulted in cash proceeds of $721,929, which were received in December 2025 and were reflected in cash flows from investing activities for the year ended December 31, 2025. Accordingly, these proceeds are not included in the consolidated statements of cash flows for the six months ended June 30, 2026 or 2025 presented herein.

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

Notes Payable

Effective July 1, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company sold, and Coventry purchased, a convertible promissory note in the principal amount of $166,500 (the “Note”) for a purchase price of $150,000 (the “Transaction”). The Transaction was funded by Coventry and closed on July 1, 2026, and pursuant to the SPA, Coventry’s legal expenses of $3,000 were paid from the gross purchase price, $6,000 was paid to the Company’s registered broker-dealer, the Company received net funding of $141,000, and the Note was issued to Coventry. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires that the proceeds from the Transaction be used for general working capital purposes. The Note matures on May 1, 2027, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 10 monthly payments in the amount of $18,648 beginning on August 7, 2026, and continuing on the 7th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to equal to 85% of the lowest closing bid price during the ten trading days prior to the conversion date; provided, however, that the holder may not convert the Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained and conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d). Additionally, the holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The August 2026 payment of $18,648 was made in accordance with the terms of the Note.

Effective July 15, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Du Jinxian (the “Investor”), pursuant to which the Company sold, and the Investor purchased, a convertible promissory note in the principal amount of $132,000 (the “Note”) for a purchase price of $120,000 (the “Transaction”). The Transaction was funded by the Investor and closed on July 15, 2026, and pursuant to the SPA, the Company received net funding of $120,000, and the Note was issued to the Investor. The Note matures 12 months from the issue date.

Effective July 29, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “1800 SPA”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company sold, and 1800 Diagonal purchased, a convertible promissory note in the principal amount of $147,840 (the “1800 Note”) for a purchase price of $132,000 (the “Transaction”).

The Transaction was funded by 1800 Diagonal and closed on July 29, 2026, and pursuant to the 1800 SPA, 1800 Diagonal’s legal expenses of $2,500 were paid from the gross purchase price, $4,500 was retained by 1800 Diagonal as a due diligence fee, the Company received net funding of $125,000, and the 1800 Note was issued to 1800 Diagonal.

The 1800 SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The 1800 SPA requires that the proceeds from the Transaction be used for general working capital purposes. The 1800 Note matures on April 30, 2027, accrues a one-time interest charge of 12% on the issuance date, shall be paid in 9 monthly payments in the amount of $18,397.78 beginning on August 30, 2026, and continuing on the 30th of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 85% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the 1800 Note (i) to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock, or (ii) if conversion would result in more than 19.99% of the shares of Company common stock being issued after any required aggregation per Rule 5635(d) when the shareholder approval required by Nasdaq Rule 5635(d) has not been obtained. Additionally, the holder of the 1800 Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Effective August 07, 2026, Clean Energy Technologies, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Pacific Pier Capital II, LP, a Delaware limited partnership (“Pacific Pier”), pursuant to which the Company sold, and Pacific Pier purchased, a convertible promissory note in the principal amount of $178,410 (the “Note”) for a purchase price of $150,000.80 (the “Transaction”).  The Transaction was funded by Pacific Pier and closed on August 10, 2026, and pursuant to the SPA, Pacific Pier’s legal expenses of $7,000 were paid from the gross purchase price, the Company received net funding of $143,000.80, and the Note was issued to Pacific Pier. The Note matures 12 months following the issue date set forth in the Note (August 7, 2026), accrues interest of 12% per annum, and is convertible into shares of the Company’s common stock at the election of the holder, at or following six months after the issue date, at a conversion price equal to 85% of the lowest daily volume-weighted average price (during regular trading hours) on any trading day during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock.

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

CETY HK – The parent company of our Natural Gas trading operations in China. Prior to the first quarter of 2022 the Company had three reportable segments but added the CETY HK segment to reflect its recent new businesses in China.

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

Summary of Operating Results the six months ended June 30, 2026 Compared to the same period in June 30, 2025 (Restated)

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s equity of $5,990,022 and a working capital deficit of $37,355 as of June 30, 2026, The company also had an accumulated deficit of $37,035,080 as of June 30, 2026 and used $1,664,648 in net cash from operating activities for the six months ended June 30, 2026. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

For the six months ended June 30, 2026, total revenue was $1,155,641, compared to $678,215 for the same period in 2025. The increase was primarily attributable to higher revenue generated by our natural gas business in China.

For the six months ended June 30, 2026, our gross profit was $3,689, compared to $635,535 for the same period in 2025. The decrease in gross profit and gross margin was primarily attributable to a shift in our revenue mix, with a greater proportion of revenue generated by our lower-margin natural gas business, as well as the absence of higher-margin clean energy system sales during the period.

For the six months ended June 30, 2026, our operating expenses were $1,479,117, compared to $1,766,687 for the same period in 2025. The decrease in operating expenses was primarily attributable to lower salary and related personnel costs as fewer resources were required for our Vermont Renewable Gas (“VRG”) projects, which are progressing into the final phase of the permitting process.

For the six months ended June 30, 2026, we recorded a net loss of $ 1,735,079, compared to $1,699,754 for the same period in 2025. The net loss remained relatively steady year-over-year, reflecting reduced salary expenses, while professional fees increased from $333,318 to $449,420.

For the quarter ended June 30, 2026, stockholders’ equity decreased to $5,990,022 compared to $6,246,597 as of December 31, 2025, primarily due to higher interest and financing fees.

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

Revenue for the first and second quarter was primarily driven by the CETY HK natural gas trading business. Looking ahead, the company anticipates stronger revenue contributions from its Waste-to-Energy, Heat Recovery, and EPC segments with higher margins.

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

See note 2 to the notes to the financial statements for a discussion on critical accounting policies

RELATED PARTY TRANSACTIONS

See note 13 to the notes to the financial statements for a discussion on related party transaction

Results of the Six Ended June 30, 2026, Compared to the six ended June 30, 2025 (Restated)

Net Sales

For the six months ended June 30, 2026, our total revenue was $1,155,641 compared to $678,215 for the same period in 2025. The higher revenue was contributed to primarily due to our China natural gas business.

Segment breakdown

For the six months ended June 30, 2026, our revenue from the Heat Recovery Solutions (HRS) segment was $16,977, compared to $339,488 for the same period in 2025. The decrease was primarily driven by no product sales from our HRS business unit. We continue to work diligently on current requirements and engineering and design, which will enable us to execute contractual agreements and close additional opportunities.

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

For the six months ended June 30, 2026, revenue from the Waste to Energy segment was $0, compared to $331,597 for the same period in 2025. The segment generated no revenue during the period as the related projects remain pending final review by the Vermont Public Utility Commission and issuance of the Certificate of Public Good. Revenue-generating construction activities are expected to commence following receipt of the required regulatory approvals.

For the six months ended June 30, 2026, CETY reported nil revenue from its Manufacturing and Engineering segments, compared to nil for the same period in 2025. This segment is still in its early stages and much of the related activity is currently being integrated into the HRS and CETY Renewables segments. However, with a developing pipeline of opportunities, CETY expects to see gradual revenue growth from this segment.

For the six months ended June 30, 2026, revenue from our Natural Gas (NG) business was $1,138,664 an increase from $7,130 for the same period in 2025. The increase primarily reflects higher revenue from our China natural gas business, despite the impact of macroeconomic conditions and our strategic decision to reduce our focus on lower-margin business activities.

Gross Profit

For the six months ended June 30, 2026, gross profit was $3,689, compared to $635,535 for the same period in 2025. The decrease was primarily attributable to the absence of sales of our higher-margin clean energy systems during the period, combined with a greater proportion of revenue generated by our natural gas business in China, which operates at lower gross margins.

Segment breakdown

For the six months ended June 30, 2026, our gross profit from Engineering and Manufacturing amounted to $nil, compared to $ nil for the same period in 2025. This segment is a recent addition to CETY’s portfolio, currently serving as a support for our ongoing internal projects. Nevertheless, it is anticipated to expand as CETY shifts its focus towards providing comprehensive end-to-end power generation and integrated solutions.

For the six months ended June 30, 2026, we had a negative gross profit from our Heat Recovery Solutions (“HRS”) segment of $19, 620 compared to $303,699 for the same period in 2025. The decrease in gross profit was primarily attributable to the absence of product sales during the period, combined with higher freight costs.

For the six months ended June 30, 2026, our gross profit from the CETY Waste to Energy segment was $nil, compared to $331,597 for the same period in 2025. The Company is working through the Certificate of Public Good (CPG) process and approach the final stages of permitting.

For the six months ended June 30, 2026, our gross profit from our Natural Gas segment, was $23,308, up from $239 for the same period in 2025. This increase was primarily due to increase business activity in China.

Selling, General and Administrative (SG&A) Expenses

For the six months ended June 30, 2026, our selling, general and administrative (SG&A) expenses totaled $1,479,117 compared to $1,766,687 for the same period in 2025. The decrease was primarily due to lower costs associated with a consulting agreement related to IR activities and Nasdaq subscription.

Salaries Expense

For the six months ended June 30, 2026, our salary expenses totaled $571,175 compared to $873,268 for the same period in 2025. The decrease was primarily due to reduced activity within our CETY Renewables business, while salary levels across other segments remained relatively stable.

Travel Expense

For the six months ended June 30, 2026, our travel expenses were $78,157, compared to $79,737 for the same period in 2025. This slight decrease reflects stable activity levels within our service and marketing operations.

Professional fees legal and accounting

For the six months ended June 30, 2026, our professional fees totaled $449,420 compared to $333,319 for the same period in 2025. The increase was primarily due to costs associated with a audit fees.

Facility Lease and Maintenance Expense

For the six months ended June 30, 2026, our facility lease and maintenance expenses totaled $130,181 compared to $133,399 for the same period in 2025. This slight decrease reflects normal fluctuations, with no significant changes in underlying operations.

Depreciation and Amortization Expense

For the six months ended June 30, 2026, our depreciation and amortization expense was $5,938, compared to $5,938 for the same period in 2025. There were no significant changes, as the majority of our equipment has already been fully depreciated.

Change in Derivative Liability

For the six months ended June 30, 2026 and 2025, we recorded gains from changes in fair value recognized in earnings of $283,640 and $112,672, respectively. The increase in derivative liability was primarily due to the issuance of new convertible instruments and mark-to-market adjustments resulting from changes in our stock price and volatility. These fair value remeasurements are required each reporting period in accordance with ASC 815.

Change in FV of warrant liability

For the six months ended June 30, 2026 and 2025, we had $5,828 and $13,893 gain on warrant liability related to Equity Line of Credit Agreement entered December 5, 2024.

Interest Income

For the six months ended June 30, 2026, interest income from Florya associated with contract assets totaled $31,120 compared to $28,418 for the same period in 2025 (Restated).

Interest income included in other income consists primarily of interest earned on the Company’s convertible note receivable. During the six months ended June 30, 2026, the Company recognized $138,082 of interest income related to the accrual of interest under the terms of the convertible note agreement.

Other Income

Other income includes a gain of $406,197 resulting from the remeasurement of the Company’s investment in the Filled Converge convertible note to its estimated fair value of $1,910,489.

Interest and Finance Fees

For the six months ended June 30, 2026, interest and finance fees totaled $1,177,937, compared to $865,734 for the same period in 2025. The increase was primarily due to two larger interim financings obtained to bridge the Company through the finalization of funding for the Vermont Renewable Gas Project and monetizing HRS projects.

Net Loss

For the six months ended June 30, 2026, our net loss was $1,735,079, compared to a net loss of $1,699,803 for the same period in 2025 (Restated). The increase in net loss was primarily attributable to the absence of higher-margin sales from our Heat Recovery Solutions (“HRS”) segment, a shift in revenue mix toward our lower-margin China natural gas business, changes in Fv convertible, and lower gross margins during the period, and interest and financing fee variations. Although operating expenses declined due to reduced personnel costs associated with our Vermont Renewable Gas (“VRG”) projects as they progressed through the final permitting phase, these savings were not sufficient to offset the decline in gross profit.

Liquidity and Capital Resources

Clean Energy Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30,

(unaudited)

	2026	2025
Net cash (used in) operating activities	$(1,664,648)	$(1,540,526)
Net cash (used in) investing activities	(702,769)	-
Net cash provided by financing activities	1,783,373	5,903,311
Foreign Currency Transaction	1,319	(15,999)
Net decrease in cash and cash equivalents	$(582,725)	$4,346,786

Net cash used in operating activities was $(1,664,648) for the six months ended June 30, 2026, compared to $(1,540,526) for the same period in 2025. The increase in cash used in operating activities was primarily attributable to the Company’s operating loss and interest receivable, and other assets. These uses of cash were partially offset by non-cash items, including amortization of debt discount and the fair value gain recognized on the Company’s note receivable, as well as increases in accounts payable, accrued interest, customer deposits, and accrued expenses.

Net cash used in investing activities was $(702,769) for the six months ended June 30, 2026, compared to $nil for the same period in 2025. The increase in cash used in investing activities was primarily attributable to the Company’s $700,000 investment in a note receivable and a $2,768 investment in a long-term investment during the current period.

Net cash provided by financing activities was $1,783,373 for the six months ended June 30, 2026, compared to $5,903,311 for the same period in 2025. The decrease was primarily attributable to lower net proceeds from notes payable and lines of credit during the period.

Capital Requirements for Long-Term Obligations

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the six months ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities

None.

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

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (included as exhibit 3.1 to the Form SB-2/A filed on June 10, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated November 13, 2015, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K filed January 12, 2016).

3.3	Amended and Restated Articles dated June 30, 2016, filed with the Nevada Secretary of State (included as exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2016).

3.4	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on August 23, 2017 (included as exhibit 10.01 to the Form 8-K filed on August 28, 2017).

3.5	Form of Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on July 26, 2019 (included as Appendix A to the Definitive Schedule 14C filed on June 3, 2019)

3.6	Amended Bylaws (included as exhibit 3.03 to our Current Report on Form 8-K dated February 15, 2018)

3.7	Amendment to Articles of Incorporation of filed with the Secretary of State of the State of Nevada on January 9, 2023 (effective as of January 9, 2023) (included as exhibit 3.7 to the Form 8-K filed on January 19, 2023)

3.8	Amended and Restated Bylaws (included as exhibit 3.8 to the Form S-1/A filed on January 31, 2023).

4.1	Voting Agreement, dated February 13, 2018, by and among, the Corporation, ETI IV, Kambiz Mahdi, John Bennett and The Kambiz & Bahareh Mahdi Living Trust (included as exhibit 4.04 to the Form 8-K filed on February 15, 2018 ).

10.1	Translated Form of Strategic Cooperation Framework Agreement between Shenzhen Gas between Shenzhen Gas (Hong Kong) International Co., Limited and Leading Wave Limited, dated August 20, 2021 (included as exhibit 10.136 to Form 10-K filed on April 15, 2022).

10.2	Translated Form of 12% Convertible Promissory Note of Chengdu Rongjun Enterprise Consulting Co., Ltd to Jiangsu Huanya Jieneng New Energy Co., Ltd. Yuan 5,000,000 (included as exhibit 10.137 to the Form 10-K filed on April 15, 2022).

10.3	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated May 6, 2022 (included as exhibit 10.138 to the Form 8-K filed on May 9, 2022).

10.4	Form of $750,000 Convertible Promissory Note dated May 6, 2022 (included as exhibit 10.139 to the Form 8-K filed on May 9, 2022).

10.5	Form of Jefferson Warrant (included as Exhibit 10.144 of the Company on Form 8-K filed on August 16, 2022).

10.6	Form of $750,000 Convertible Promissory Note dated August 17, 2022 (included as Exhibit 10.145 of the Company on Form 8-K filed on August 26, 2022).

10.7	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated September 16, 2022 (included as Exhibit 10.151 of the Company on Form 8-K filed on September 23, 2022).

10.8	Form of $300,000 Convertible Promissory Note dated September 23, 2022 (included as Exhibit 10.152 to the Form 8-K filed on September 23, 2022).

EXHIBIT NUMBER	DESCRIPTION
10.9	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated October 25, 2022 (included as Exhibit 10.154 of the Company on Form 8-K filed on October 28, 2022).

10.10	Form of Promissory Note dated October 25, 2022 (included as Exhibit 10.155 of the Company on Form 8-K filed on October 28, 2022).

10.11	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated November 10, 2022 (included as Exhibit 10.157 of the Company on Form 8-K filed on November 22, 2022).

10.12	Form of Promissory Note dated November 10, 2022 (included as Exhibit 10.158 of the Company on Form 8-K filed on November 22, 2022).

10.13	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending, LLC dated December 5, 2022 (included as Exhibit 10.160 of the Company on Form 8-K filed on December 12, 2022).

10.14	Form of Promissory Note dated December 5, 2022 (included as Exhibit 10.161 of the Company on Form 8-K filed on December 12, 2022).

10.15	Form of Operating Agreement between CETY Capital LLC and Synergy Bioproducts Corporation, dated December 14, 2022 (included as Exhibit 10.162 of the Company on Form 8-K filed on December 15, 2022).

10.16	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated December 26, 2022 (included as Exhibit 10.163 of the Company on Form 8-K filed on January 3, 2023).

10.17	Form of $123,000 Convertible Promissory Note dated December 26, 2022 (included as Exhibit 10.164 of the Company on Form 8-K filed on January 3, 2023).

10.18	Translated Form of Concerted Action Agreement between Jiangsu Huanya New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2023 (included as Exhibit 10.18 on Form S-3/A filed on May 10, 2024).

10.19	Translated Form of Agreement on the Termination of the Concerted Action Agreement between Jiangsu Huanya Jieneng New Energy Co., Ltd., Sichuan Shunengwei Energy Technology Limited, and Chengdu Xiangyueheng Enterprise Management Co., Ltd., dated January 1, 2024 (included as Exhibit 10.19 on Form S-3/A filed on May 10, 2024).

10.20	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated January 19, 2023 (included as Exhibit 10.166 of the Company on Form 8-K filed on January 25, 2023).

10.21	Form of $187,000 Convertible Promissory Note dated January 19, 2023 (included as Exhibit 10.167 of the Company on Form 8-K filed on January 25, 2023).

10.22	Form of Calvin Pang Employment Agreement (included as Exhibit 10.169 of the Company on Form S-1/A filed on February 14, 2023).

10.23	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated February 10, 2023 (included as Exhibit 10.170 of the Company on Form S-1/A filed on March 2, 2023).

10.24	Form of $258,521 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, February 10, 2023 (included as Exhibit 10.171 of the Company on Form S-1/A filed on March 2, 2023).

EXHIBIT NUMBER	DESCRIPTION
10.25	Form of Master Services Agreement between RPG Global LLC and Clean Energy Technologies, Inc. (included as Exhibit 10.172 of the Company on Form S-1/A filed on March 2, 2023).

10.26	Form of Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated March 8, 2023 (included as Exhibit 10.173 of the Company on Form 8-K filed on March 15, 2023).

10.27	Form of $734,000 Convertible Promissory Note dated March 8, 2023 (included as Exhibit 10.174 of the Company on Form 8-K filed on March 15, 2023).

10.28	Form of Warrant (included as Exhibit 10.175 of the Company on Form 8-K filed on March 15, 2023)

10.29	Form of $135,005 Promissory Note of Clean Energy Technologies to 1800 Diagonal Lending LLC, March 6, 2023 (included as Exhibit 10.176 to Form S-1 filed on March 20, 2023)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2023 between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.177 to Form S-1 filed on March 20, 2023).

10.31	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. dated July 18, 2023 (included as Exhibit 10.1 to Form 8-K filed on July 21, 2023).

10.32	Convertible Promissory Note dated July 18, 2023 (included as Exhibit 10.2 to Form 8-K filed on July 21, 2023).

10.33	Exchange Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated November 8, 2023 (included as Exhibit 10.1 to Form 8-K filed on November 15, 2023)

10.34	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC dated December 21, 2023 (included as Exhibit 10.1 to Form 8-K filed on December 27, 2023)

10.35	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated January 3, 2024 (included as Exhibit 10.1 to Form 8-K filed on January 8, 2024)

10.36	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated February 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on February 7, 2024).

10.37	Convertible Promissory Note, dated February 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on February 7, 2024)

10.38	Securities Purchase Agreement between Clean Energy Technologies, Inc. and FirstFire Global Opportunities Fund, LLC, dated March 4, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 7, 2024).

10.39	Convertible Promissory Note, dated March 4, 2024 (included as Exhibit 10.2 to Form 8-K filed on March 7, 2024).

10.40	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated March 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on March 20, 2024).

10.41	Form of Subscription Agreement between Clean Energy Technologies, Inc. and certain investors, dated June 18, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 24, 2024).

10.42	Form of Loan Agreement between Vermont Renewable Gas LLC, FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.1 to Form 8-K filed on June 26, 2024).

10.43	Form of Corporate Guarantee between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.2 to Form 8-K filed on June 26, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.44	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc., FPM Development LLC and Evergreen Credit Facility I LLP, dated June 21, 2024 (included as Exhibit 10.3 to Form 8-K filed on June 26, 2024).

10.45	Form of Right to Conversion Agreement between Clean Energy Technologies, Inc. and AMEC Business Advisory Pte. Ltd., dated June 21, 2024 (included as Exhibit 10.4 to Form 8-K filed on June 26, 2024).

10.46	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated August 22, 2024 (included as Exhibit 10.1 to Form 8-K filed on August 27, 2024).

10.47	Convertible Promissory Note, dated August 22, 2024 (included as Exhibit 10.2 to Form 8-K filed on August 27, 2024).

10.48	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated September 2, 2024 (included as Exhibit 10.1 to Form 8-K filed on September 6, 2024).

10.49	Convertible Promissory Note, dated September 2, 2024 (included as Exhibit 10.2 to Form 8-K filed on September 6, 2024).

10.50	Form of Amendment #1 to Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on September 13, 2024).

10.51	Form of Securities Purchase Agreement, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on September 13, 2024).

10.52	Form of the Convertible Promissory Note, entered into on September 10, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on September 13, 2024).

10.53	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated September 30, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 3, 2024).

10.54	Convertible Promissory Note, dated September 30, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 3, 2024).

10.55	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated October 15, 2024 (included as Exhibit 10.1 to Form 8-K filed on October 18, 2024).

10.56	Convertible Promissory Note, dated October 15, 2024 (included as Exhibit 10.2 to Form 8-K filed on October 18, 2024).

10.57	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Coventry Enterprises LLC, dated November 8, 2024 (included as Exhibit 10.1 to Form 8-K filed on November 14, 2024).

10.58	Convertible Promissory Note, dated November 8, 2024 (included as Exhibit 10.2 to Form 8-K filed on November 14, 2024).

10.59	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Lucas Ventures, LLC, dated November 29, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 4, 2024).

10.60	Convertible Promissory Note, dated November 29, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 4, 2024).

EXHIBIT NUMBER	DESCRIPTION
10.61	Equity Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 11, 2024).

10.62	Common Stock Purchase Warrant, dated December 5, 2024, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on December 11, 2024).

10.63	Registration Rights Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated December 5, 2024 (included as Exhibit 10.3 to Form 8-K filed on December 11, 2024).

10.64	Amendment #2 to Note, entered into on December 11, 2024, between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on December 16, 2024).

10.65	Securities Purchase Agreement between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC, dated December 12, 2024 (included as Exhibit 10.1 to Form 8-K filed on December 16, 2024).

10.66	Convertible Promissory Note, dated December 12, 2024 (included as Exhibit 10.2 to Form 8-K filed on December 16, 2024).

10.67	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated January 16, 2025 (included as Exhibit 10.1 to Form 8-K filed on January 22, 2025).

10.68	Convertible Promissory Note, dated January 16, 2025 (included as Exhibit 10.2 to Form 8-K filed on January 22, 2025).

10.69	Common Stock Purchase Warrant, dated January 16, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on January 22, 2025).

10.70	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Mast Hill Fund, L.P., dated February 27, 2025 (included as Exhibit 10.1 to Form 8-K filed on March 4, 2025).

10.71	Convertible Promissory Note, dated February 27, 2025 (included as Exhibit 10.2 to Form 8-K filed on March 4, 2025).

10.72	Common Stock Purchase Warrant, dated February 27, 2025, by Clean Energy Technologies, Inc. to Mast Hill Fund, L.P. (included as Exhibit 10.3 to Form 8-K filed on March 4, 2025).

10.73	Amendment to Promissory Note, dated December 23, 2024, by Clean Energy Technologies, Inc. and Coventry Enterprises LLC (included as Exhibit 10.73 to Form S-3/A filed on March 13, 2025)

10.74	Securities Purchase Agreement between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC, dated April 4, 2025 (included as Exhibit 10.1 to Form 8-K filed on April 10, 2025).

10.75	Promissory Note, dated April 4, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 10, 2025).

10.76	Securities Purchase Agreement, dated April 22, 2025, between Clean Energy Technologies, Inc. and Pacific Pier Capital II, LLC (included as Exhibit 10.1 to Form 8-K filed on April 24, 2025).

10.77	Promissory Note, dated April 22, 2025 (included as Exhibit 10.2 to Form 8-K filed on April 24, 2025).

10.78	Form of Subscription Agreement dated May 6, 2025 (included as Exhibit 10.1 to Form 8-K filed on May 7, 2025).

10.79	Securities Purchase Agreement, dated May 8, 2025, between Clean Energy Technologies, Inc. and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on May 12, 2025).

10.80	Promissory Note, dated May 8, 2025 (included as Exhibit 10.2 to Form 8-K filed on May 12, 2025).

EXHIBIT NUMBER	DESCRIPTION
10.81	Securities Purchase Agreement, dated May 19, 2025, entered into between the Company and Lucas Ventures, LLC (included as Exhibit 10.1 to Form 8-K filed on May 22, 2025).

10.82	Convertible Promissory Note, dated May 19, 2025, issued by the Company to Lucas Ventures, LLC (included as Exhibit 10.2 to Form 8-K filed on May 22, 2025).

10.83	Securities Purchase Agreement, dated June 3, 2025, entered into between the Company and Mast Hill Fund, L.P. (included as Exhibit 10.1 to Form 8-K filed on June 5, 2025).

10.84	Convertible Promissory Note, dated June 3, 2025, issued by the Company to Mast Hill Fund, L.P. (included as Exhibit 10.2 to Form 8-K filed on June 5, 2025).

10.85	Securities Purchase Agreement, dated July 18, 2025, entered into between the Company and Firstfire Global Opportunities Fund, LLC (included as Exhibit 10.1 to Form 8-K filed on July 23, 2025).

10.87	Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated July 1, 2025 (included as Exhibit 10.87 to Form 10-Q filed on November 19, 2025).

10.88	Amendment No. 1 to Consulting Agreement by and between Herbert YF Global Holding Limited and Linkage International Limited, dated November 17, 2025 (included as Exhibit 10.88 to Form 10-Q filed on November 19, 2025).

10.89	Form of Subscription Agreement dated December 24, 2025 (included as Exhibit 10.1 to Form 8-K filed on December 30, 2025).

10.90	Note Purchase Agreement, dated January 12, 2026, by and between Clean Energy Technologies, Inc., Filled Converge Limited, and Li Xiaoguang (included as Exhibit 10.1 to Form 8-K filed on January 16, 2026).

10.91	Securities Purchase Agreement, dated March 4, 2026, entered into between the Company and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Form 8-K filed on March 10, 2026).

10.92	Promissory Note, dated March 4, 2026, issued by the Company to 1800 Diagonal Lending LLC (included as Exhibit 10.2 to Form 8-K filed on March 10, 2026).

10.93	Securities Purchase Agreement, dated March 6, 2026, entered into between the Company and Mega Sincere Holdings Limited (included as Exhibit 10.3 to Form 8-K filed on March 10, 2026).

10.94	Promissory Note, dated March 6, 2026, issued by the Company to Mega Sincere Holdings Limited (included as Exhibit 10.4 to Form 8-K filed on March 10, 2026).

10.95	Securities Purchase Agreement, dated March 6, 2026, entered into between the Company and Noblebear Investment Holdings LLC (included as Exhibit 10.5 to Form 8-K filed on March 10, 2026).

10.96	Promissory Note, dated March 6, 2026, issued by the Company to Noblebear Investment Holdings LLC (included as Exhibit 10.6 to Form 8-K filed on March 10, 2026).

10.97	Securities Purchase Agreement, dated April 20, 2026, entered into between the Company and Pacific Pier Capital II, LP (included as Exhibit 10.1 to Form 8-K filed on April 28, 2026).

10.98	Promissory Note, dated April 20, 2026, issued by the Company to Pacific Pier Capital II, LP (included as Exhibit 10.2 to Form 8-K filed on April 28, 2026).

10.99	Subordinated Business Loan and Security Agreement, dated May 27, 2026, entered into between the Company and Agile Capital Funding, LLC (included as Exhibit 10.1 to Form 8-K filed on June 8, 2026).

10.100	Securities Purchase Agreement, dated June 29, 2026, entered into between the Company and Coventry Enterprises LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed on July 8, 2026)

10.101	Promissory Note, dated June 29, 2026, issued by the Company to Coventry Enterprises LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed on July 8, 2026)

10.102	Securities Purchase Agreement, dated July 28, 2026, entered into between the Company and 1800 Diagonal Lending LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed on July 31, 2026)

10.103	Promissory Note, dated July 28, 2026, issued by the Company to 1800 Diagonal Lending LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed on July 31, 2026).

10.104	Securities Purchase Agreement, dated August 7, 2026, entered into between the Company and Pacific Pier Capital II, LP (included as Exhibit 10.1 to Current Report on Form 8-K filed on August 14, 2026).

10.105	Promissory Note, dated August 7, 2026, issued by the Company to Pacific Pier Capital II, LP (included as Exhibit 10.2 to Current Report on Form 8-K filed on August 14, 2026).

21.1	List of subsidiaries of the Company (included as Exhibit 21.1 to Quarterly Report on Form 10-Q filed on July 27, 2026

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.

32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.

101.INS	Inline XBRL Instance Document	Furnished herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Energy Technologies, Inc.
REGISTRANT

/s/ Kambiz Mahdi
By:	Kambiz Mahdi
Chief Executive Officer and Director

Date:	August 19, 2026

/s/ Calvin Pang
By:	Calvin Pang
Chief Financial Officer and Director

Date:	August 19, 2026

